Form 10-K
period 1993-12-31
ANHEUSER BUSCH COMPANIES INC
filed 1994-03-24
CIK 310569

===============================================================================

                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D. C. 20549

                           -----------------

                               FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13

            OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE FISCAL YEAR ENDED                 COMMISSION FILE NUMBER 1-7823
    DECEMBER 31, 1993

                           -----------------

                    ANHEUSER-BUSCH COMPANIES, INC.

          (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

          DELAWARE                                      43-1162835
(STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

  ONE BUSCH PLACE, ST. LOUIS, MISSOURI                       63118
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

   REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 314-577-2000

                           -----------------

      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                                         NAME OF EACH EXCHANGE
                          TITLE OF EACH CLASS                                             ON WHICH REGISTERED
                          -------------------                                            ---------------------

COMMON STOCK-$1 PAR VALUE                                                               NEW YORK STOCK EXCHANGE
PREFERRED STOCK PURCHASE RIGHTS                                                         NEW YORK STOCK EXCHANGE
8 5/8% SINKING FUND DEBENTURES, DUE DECEMBER 1, 2016                                    NEW YORK STOCK EXCHANGE

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                 NONE

                           -----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes  X   No __.

  Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  State the aggregate market value of the voting stock held by nonaffiliates of the registrant.

                $13,033,120,000 AS OF FEBRUARY 28, 1994

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

   $1 PAR VALUE COMMON STOCK 265,804,242 SHARES AS OF MARCH 8, 1994

                                                DOCUMENTS INCORPORATED BY REFERENCE


  Portions of Annual Report to Shareholders for the Year ended December 31, 1993....   PART I, PART II, and PART IV

  Portions of Definitive Proxy Statement for Annual Meeting of Shareholders on April
   27, 1994.........................................................................   PART I and PART III

===============================================================================

                                PART I

ITEM 1. BUSINESS

  Anheuser-Busch Companies, Inc. (the "Company") is a Delaware corporation that was organized in 1979 as the holding company parent of Anheuser-Busch, Incorporated ("ABI"), a Missouri corporation whose origins date back to 1875. In addition to ABI, which is the world's largest brewer of beer, the Company is also the parent corporation to a number of subsidiaries that conduct various other business operations, including those related to the brewing of beer, the manufacture of metal beverage containers, the recycling of metal and glass beverage containers, the production and sale of food and food-related products, and the operation of theme parks.

  Financial information with respect to the Company's business segments appears in financial statement note 15, "Business Segments," on page 57 of the 1993 Annual Report to Shareholders, which note hereby is incorporated by reference.

BEER AND BEER-RELATED OPERATIONS

  The Company's principal product is beer, produced and distributed by its subsidiary, ABI, in a variety of containers primarily under the brand names Budweiser, Bud Light, Bud Dry Draft, Michelob, Michelob Light, Michelob Dry, Michelob Golden Draft, Michelob Golden Draft Light, Michelob Classic Dark, Busch, Busch Light, Natural Light, Natural Pilsner, King Cobra, and O'Doul's (a non-alcoholic malt beverage). Additionally, ABI imports Carlsberg and Carlsberg Light beers and Elephant Malt Liquor in U.S. markets as part of an agreement with the Denmark based Carlsberg A/S (formerly United Breweries, Ltd.), brewer of the brands. A new brand, Ice Draft from Budweiser, was introduced in the fourth quarter of 1993.

  Sales of beer by the Company aggregated 87.3 million barrels in 1993 as compared with 86.8 million barrels in 1992 and accounted for approximately 66% of consolidated net sales dollars in 1993. In 1992 and 1991 the percentage was 67%.

  Budweiser, Bud Light, Bud Dry Draft, Ice Draft from Budweiser, Michelob, Michelob Light, Michelob Dry, Michelob Golden Draft, Michelob Golden Draft Light, Michelob Classic Dark, Busch, Busch Light, Natural Light, Carlsberg, Elephant Malt Liquor, and O'Doul's are sold in both draught and packaged form. Natural Pilsner, King Cobra, and Carlsberg Light are sold only in packaged form. Budweiser, Bud Light, Bud Dry Draft, Ice Draft from Budweiser, Michelob, Michelob Light, Michelob Dry, Michelob Classic Dark, Natural Light, and O'Doul's are distributed and sold on a nationwide basis. Busch and Busch Light are distributed in 46 states, Natural Pilsner in 6 states, and King Cobra is distributed in 45 states. Michelob Golden Draft and Michelob Golden Draft Light are sold in 13 states. ABI's imported beer, Carlsberg is distributed in 45 states, Carlsberg Light in 28 states, and Elephant Malt Liquor is distributed in 38 states.

  Normally, due to the seasonality of the industry, sales of ABI's beers are at their lowest volume level in the first and fourth quarters of each year and at their highest in the second and third quarters. In 1993 the barrels sold in the lowest quarter (first quarter) differed by almost 19% from the barrels sold in the highest quarter (third quarter). ABI's 1994 quarterly sales to wholesalers volume growth is not expected to follow a consistent pattern; first quarter shipments in 1994 increased more significantly due to the roll-out of Ice Draft from Budweiser and higher planned inventory levels.

  ABI has developed a system of thirteen breweries, strategically located across the country, to economically serve its distribution system. (See Item 2 of Part I-Properties.) A major modernization of the St. Louis brewery is continuing. The thirteenth brewery, located near Cartersville, Georgia, began operation in the second quarter of 1993. ABI utilizes wholesaler and ABI owned branch warehouses to build inventory in early spring to support peak summer sales. By using controlled environment warehouses and stringent inventory monitoring policies, the quality and freshness of the product are protected, while maximizing the utilization of production facilities throughout the entire year.

  During 1993 approximately 96% of the beer sold by ABI, measured in barrels, reached retail channels through approximately 900 independent wholesalers. ABI utilizes its regional vice presidents, sales directors, key account and retail sales managers, as well as certain other field sales personnel, to provide merchandising and sales assistance to its wholesalers. In addition, ABI provides national and local media advertising, point-of-sale advertising, and sales promotion programs to help stimulate sales. The remainder of ABI's domestic beer sales in 1993 were made through ten ABI owned and operated branches, which perform similar sales, merchandising, and delivery services as wholesalers in their respective areas.

  There are over 100 companies engaged in the highly competitive brewing industry in the United States. ABI's domestic beers are distributed and sold in competition with other nationally distributed beers, with locally and regionally distributed beers and, to a lesser extent, with imported beers. Although the methods of competition in the industry vary widely among industry members and among states due to differences in applicable state laws, the principal methods of competition are the quality, taste and freshness of the products, packaging, price, advertising including television, radio, sponsorships, billboards, stadium signs, and print media, point-of-sale materials and service to retail customers including the replacement of over-age products with fresh products at no cost to the retailer. ABI's beers compete in different price categories. Although all brands compete against the total market, Budweiser, Bud Light, Bud Dry Draft, Ice Draft from Budweiser, Michelob Golden Draft, and Michelob Golden Draft Light compete primarily with premium priced beers. Michelob, Michelob Light, Michelob Dry, and Michelob Classic Dark compete primarily with super-premium priced beers. Busch, Busch Light, Natural Light, and Natural Pilsner compete with the sub-premium or popular priced beers. King Cobra competes against other brands in the malt liquor segment. Carlsberg, Carlsberg Light beers, and Elephant Malt Liquor compete primarily with imported malt beverages. O'Doul's competes in the premium priced non-alcoholic malt beverage category. Since 1957, ABI has led the United States brewing industry in total sales volume. In 1993 its sales exceeded those of its nearest competitor by over 44 million barrels and constituted approximately 44.3% of industry sales volume, including imports and non-alcohol malt beverage sales. Major competitors in the United States brewing industry during 1993 included Philip Morris, Inc. (through its subsidiary Miller Brewing Co.), Adolph Coors Co., Stroh Brewery Co., and G. Heileman Brewing Co.

  Through various subsidiaries, the Company is involved in a number of beer-related operations. Anheuser-Busch International, Inc. ("ABII"), a wholly-owned subsidiary of the Company, negotiates and administers licensed brewing contracts on behalf of ABI with various foreign brewers. The Labatt Brewing Company Limited ("Labatt") brews Budweiser and Bud Light for sale in Canada. ABI, through ABII, participates in a joint venture in Japan, Budweiser Japan Company, Ltd., of which the Company is a 90% shareholder, with Kirin Brewery Company, Ltd. for production, distribution and sale of Budweiser. Through Anheuser-Busch European Trade Limited ("ABET"), an indirect, wholly-owned subsidiary of the Company, ABI's beer brands are sold, marketed and distributed in nineteen European countries. In the United Kingdom (U.K.), ABET has full control of sales, marketing and distribution for the Budweiser and Michelob brands to both the on- and off-trade sectors. Budweiser for the U.K. market is brewed under the terms of a contract brewing agreement with Courage Ltd., with Michelob imported by ABII. Guinness Ireland, Ltd. markets and brews Budweiser under license for sale in The Republic of Ireland. Oriental Brewery Ltd. brews Budweiser under license for sale in the Republic of Korea. ABI's beer products are also being sold under import-distribution agreements in more than 60 countries and U.S. territories and to the U.S. military and diplomatic corps outside the continental United States. ABII also oversees the Company's 17.7% equity investment in Mexico's largest brewer, Grupo Modelo, S.A. de C.V. and its subsidiaries, and the Company's 5% interest in Tsingtao Brewery Company Limited, China's largest brewer. Both of these investments occurred in 1993.

  The Company's wholly-owned subsidiary, Metal Container Corporation ("MCC"), manufactures beverage cans at eight plants and beverage can lids at three plants for sale to ABI and to soft drink and export customers. (See Item 2 of Part 1-Properties). MCC's eighth can plant located in Rome, Georgia began operation in the fourth quarter of 1993. Construction is in progress on a can plant in Mira Loma, California, which is scheduled to begin production in 1995. The Mira Loma can plant will replace MCC's can plant in Carson, California. Another wholly-owned subsidiary of the Company, Anheuser-Busch Recycling Corporation ("ABRC"), recycles non-refillable cans and bottles and operates refillable bottle sorting facilities in Marion, Ohio and Nashua, New Hampshire; ABRC's facilities in Union City, California, Cocoa, Florida, and Charlotte, North Carolina recycle aluminum beverage cans and its facility in Bridgeport, New Jersey recycles glass containers from curbside collections from municipal systems in Pennsylvania and New Jersey.

  The Company's wholly-owned subsidiary, Busch Agricultural Resources, Inc. ("BARI"), operates rice drying, milling and research facilities in Arkansas and California, twelve grain elevators in the western and midwestern United States, barley seed processing plants in Moorhead, Minnesota, Fairfield, Montana, Idaho Falls, Idaho, and Powell, Wyoming, a barley research facility in Colorado, and a wild rice processing facility in Minnesota. Through wholly-owned subsidiaries, BARI operates land application farms in Jacksonville, Florida, Robersonville, North Carolina, Fayetteville, Tennessee, and Fort Collins, Colorado, hop farms in northern Idaho and Germany, and an international office in Mar del Plata, Argentina. BARI also owns malt plants in Manitowoc, Wisconsin, Moorhead, Minnesota, and Idaho Falls, Idaho.

  The Company has owned for several years a joint venture interest in International Label Company. On December 31, 1993, the Company acquired the remaining interest in the joint venture from Illochroma International, S.A. The Company's wholly owned subsidiary, Precision Printing and Packaging, Inc. ("Precision Printing") now conducts the business previously conducted by International Label Company. Precision Printing produces metalized and paper labels at its plant in Clarksville, Tennessee and produces plain and printed folding cartons at its plant in Paris, Texas.

  Another wholly-owned subsidiary, Anheuser-Busch Investment Capital Corporation, shares equity positions with qualified partners in ABI independent wholesalerships and is currently invested in 21 wholesalerships.

  Through other wholly-owned subsidiaries, the Company owns and operates a marketing communications business (Busch Creative Services Corporation) and a transportation service business (Manufacturers
Railway Co. and St. Louis Refrigerator Car Co.).

FOOD PRODUCTS

  The Company's wholly-owned subsidiary, Campbell Taggart, Inc.
("CTI"), is a holding company whose operating subsidiaries are principally involved in the production and distribution of baked goods, refrigerated and frozen dough products, and edible oil products for sale to retail and food service companies.

  CTI's domestic bakery subsidiary operates a total of 41 bakeries; one subsidiary operates three refrigerated dough plants, four cake, variety bread and snack food plants, a cookie plant, a crouton plant, two refrigerated salad dressing, snack dips and toppings manufacturing plants; and one subsidiary operates a refrigerated warehouse in Puerto Rico. CTI's domestic bakeries and manufacturing plants are located in 19 states. CTI affiliated European companies operate eight bakeries in Spain, and one refrigerated dough plant in France, and distribute salted snacks under the Eagle Snacks line in Spain.

  The principal products of CTI's baking and refrigerated dough operations are baked bread, rolls, snack cake and other sweet goods and crackers, and refrigerated biscuits, rolls, and sweet goods. Baked products are sold principally on a wholesale basis throughout the southeast, midwest, and southwest United States (including parts of California), and in Spain. Refrigerated dough products, most of which are sold under private or controlled label agreements, are distributed throughout the United States and in the European Economic Community ("EEC"). The majority of the domestic bakery products are sold under the brand names Colonial, Rainbo, Kilpatrick's, Ironkids, Break Cake, Grant's Farm, and Earth Grains. These sales are to grocers, restaurants, and institutions, in areas generally within a range of 100 to 400 miles of the producing bakery, through a variety of distribution systems. In the U.S., refrigerated dough product distribution is principally by direct sales to large wholesale purchasers or through independent brokers, for delivery by refrigerated tractor-trailer units. In the EEC, selling is principally through contract packing arrangements with other food companies. Certain products produced by CTI's bakery subsidiary are also sold on a retail basis through bakery stores operated by the CTI bakeries.

  The bakeries compete with other wholesale bakeries, large grocery chains that have vertically integrated and in-store bakeries, small retail bakeries, and with many producers of alternative foods. The baking business is, to a large extent, a localized business, and the names and number of competitors vary from city to city. The refrigerated dough division competes primarily with Pillsbury Co. (owned by Grand Metropolitan (U.K.)), the other major company in that industry, and its refrigerated dough product line competes with other alternative foods. Due to the seasonality of the industry, sales of CTI's food products were at their lowest level in the first quarter of 1993 and at their highest in the fourth quarter. Based upon aggregate sales, the Company believes that CTI baking and refrigerated dough subsidiaries collectively are the second largest producer of bread, bread-type products, and refrigerated dough products in the United States.

  The Company's wholly-owned subsidiary, Eagle Snacks, Inc. ("ESI"), produces and distributes (through ABI's beer distribution network, independent wholesalers, and CTI) a line of salted snacks and nut items under the Eagle Snacks and Cape Cod brand names. ESI products are distributed nationally and in selected international markets. ESI operates a kettle-cooked chip manufacturing facility in Hyannis, Massachusetts and snack food manufacturing plants in Robersonville, North Carolina, Fayetteville, Tennessee, Visalia, California, and York, Pennsylvania.

  The food business is highly competitive. There is intense price, product, and service competition with respect to all of the Company's food products. Sales of the Company's food products accounted for approximately 20% of consolidated net sales dollars in each of the last three years.

FAMILY ENTERTAINMENT

  The Company is active in the family entertainment field, primarily through its wholly-owned subsidiary, Busch Entertainment Corporation ("BEC"), which owns, directly and through subsidiaries, ten theme parks.

  BEC operates Busch Gardens theme parks in Tampa, Florida and Williamsburg, Virginia, and Sea World theme parks in Orlando, Florida, San Antonio, Texas, Aurora, Ohio, and San Diego, California. BEC also operates water park attractions in Tampa, Florida (Adventure Island) and Williamsburg, Virginia (Water Country, U.S.A.), an educational play park for children near Philadelphia, Pennsylvania (Sesame Place), Cypress Gardens in Winter Haven, Florida, and the Baseball City Sports Complex near Orlando, Florida. Due to the seasonality of the theme park business, in 1993 BEC experienced higher revenues in the second and third quarters and lower revenues in the first and fourth quarters.

  Through a Spanish affiliate, the Company also holds a minority interest in Grand Peninsula, S.A., which is constructing a theme park and resort near Barcelona, Spain. The park is scheduled to open in 1995.

  The Company is also active in the family entertainment field through its ownership of the St. Louis National Baseball Club, Inc. (St. Louis Cardinals). The Company faces competition in the family entertainment field from other theme and amusement parks, public zoos, public parks, sporting events and other family entertainment events and attractions.

  Through its wholly-owned subsidiary, Busch Properties, Inc. ("BPI"), the Company is engaged in the business of real estate development. BPI also owns and operates a resort and conference center in Williamsburg, Virginia (Kingsmill). Through another wholly-owned subsidiary, Civic Center Corporation, the Company owns Busch Stadium and other properties in downtown St. Louis.


SOURCES AND AVAILABILITY OF RAW MATERIALS

  The products manufactured by the Company require a large volume of various agricultural products, including barley for malt; hops, malt, rice, and corn grits for beer; peanuts, cashews, vegetable oils, corn, flour, and potatoes for the products of ESI; flours, sugars, and vegetable oils for the bakery products of CTI's subsidiaries; and rice for the rice milling and packaging operations of BARI. The Company fulfills its commodities requirements through purchases from various sources, including purchases from its subsidiaries, through contractual arrangements, and through purchases on the open market. The Company believes that adequate supplies of the aforementioned agricultural products are available at the present time, but cannot predict future availability or prices of such products and materials. The commodity markets have experienced and will continue to experience major price fluctuations. The price and supply of raw materials will be determined by, among other factors, the level of crop production, weather conditions, export demand, and government regulations and legislation affecting agriculture.

ENERGY MATTERS

  The Company uses natural gas, fuel oil, and coal as its primary fuel materials. All of ABI's breweries can operate with either natural gas or fuel oil. The St. Louis brewery has the additional capability to use coal. Natural gas is the basic fuel used to fire the ovens in CTI's bakeries, and gasoline and diesel fuel are used in the route trucks and tractor-trailer units in distributing CTI's and ESI's products. Supplies of fuels in quantities sufficient to meet ABI's, CTI's and ESI's total requirements are expected to be available on a year-round basis during 1994. In an effort to prepare against possible future shortages, CTI and its subsidiaries have added standby propane systems to provide an alternate source of oven fuel and have improved fuel storage facilities in areas where it is believed most likely that shortages could occur in the future. The supply of natural gas, fuel oils and coal is normally covered by yearly contracts and no difficulty has been experienced in entering into these contracts. The cost of fuels used by ABI increased in 1993 and is expected to increase slightly in 1994. The cost of boiler fuel utilized by CTI increased significantly in 1993 while the cost of road fuels was steady. The cost of fuels utilized by CTI are expected to increase only moderately in 1994. Based upon information presently available, there can be no assurance that adequate supplies of fuel will always be available to the Company and, should such supplies not be available, the Company's sales and earnings would be adversely affected.

BRAND NAMES AND TRADEMARKS

  The Company's major brand names used in its principal business segments are mentioned in the discussion above. The Company's major trademarks used in its principal business segments are described under the caption "Trademarks" on page 64 of the Company's 1993 Annual Report to Shareholders, which description is incorporated herein by reference. The Company regards consumer recognition of and loyalty to its brand names and trademarks as being extremely important to the long-term success of its principal business segments.

RESEARCH AND DEVELOPMENT

  The Company is involved in a number of research activities relating to the development of new products or services or the improvement of existing products or services. The dollar amounts expended by the Company during the past three years on such research activities and the number of employees engaged full time therein during such period, however, are not considered to be material in relation to the total business of the Company.

ENVIRONMENTAL PROTECTION

  All of the Company's plants are subject to federal, state, and local environmental protection laws and regulations, and the Company is operating within existing laws and regulations or is taking action aimed at assuring compliance therewith. Various proactive strategies are utilized to help assure this compliance. Compliance with such laws and regulations is not expected to materially affect the Company's capital expenditures, earnings, or competitive position. The Company has devoted considerable effort to research and engineering of cost effective innovative systems to minimize emission effects on the environment. A significant portion of pollution control expenditures in 1993 and projected for 1994 was or will be justified on the basis of cost reduction. Considerable efforts were directed toward the development and implementation of innovative and economical solutions to control emissions from our operating facilities.

  These projects, coupled with an overall Company emphasis on improving efficiencies and creating saleable by-products from residuals, have generally resulted in low cost operating systems while reducing the quantities of materials entering the air, water, and land environments.

ENVIRONMENTAL PACKAGING LAWS AND REGULATIONS

  The states of California, Connecticut, Delaware, Florida, Iowa, Maine, Massachusetts, Michigan, New York, Oregon, and Vermont, and a small number of local jurisdictions, have adopted certain restrictive packaging laws and regulations for beverages that generally require deposits or advanced disposal fees on packages or restrict certain packaging options. ABI continues to do business in these states and local jurisdictions. Such laws have not had a significant effect on ABI's sales, but have had a significant adverse impact on beer industry growth and are considered by the Company to be inflationary, costly, and inefficient for recycling packaging materials. Congress and a number of additional states continue to consider similar legislation, the adoption of which by Congress or a substantial number of states or additional local jurisdictions might require the Company to incur significant capital expenditures.

NUMBER OF EMPLOYEES

  As of December 31, 1993, the Company had 43,345 employees.

  Approximately 13,522 employees are represented by the International Brotherhood of Teamsters. Nineteen other unions represent approximately 9,873 employees. ABI and the Brewery and Soft Drink Workers Conference of the International Brotherhood of Teamsters, which represents the majority of brewery workers, have tentatively agreed to a new labor agreement, which will be presented to the union membership for a ratification vote in late March, 1994. The current labor agreement which was scheduled to expire on February 28, 1994, has been extended pending the vote.

  The Company considers its employee relations to be good.

ITEM 2. PROPERTIES

  ABI has thirteen breweries in operation at the present time, located in St. Louis, Missouri; Newark, New Jersey; Los Angeles and Fairfield, California; Jacksonville and Tampa, Florida; Houston, Texas; Columbus, Ohio; Merrimack, New Hampshire; Williamsburg, Virginia; Baldwinsville, New York; Fort Collins, Colorado; and Cartersville, Georgia. Title to the Baldwinsville, New York brewery is held by the Onondaga County Industrial Development Agency ("OCIDA") pursuant to a Sale and Agency Agreement with ABI, which enabled OCIDA to issue tax exempt pollution control and industrial development revenue notes and bonds to finance a portion of the cost of the purchase and modification of the brewery. The brewery is not pledged or mortgaged to secure any of the notes or bonds, and the Sale and Agency Agreement with OCIDA gives ABI the unconditional right to require at any time that title to the brewery be transferred to ABI. ABI's breweries operated at approximately 94% of capacity in 1993.

  The Company, through wholly-owned subsidiaries, operates malt plants in Manitowoc, Wisconsin, Moorhead, Minnesota and Idaho Falls, Idaho; rice mills in Jonesboro, Arkansas and Woodland, California; a wild rice processing facility in Clearbrook, Minnesota; can manufacturing plants in Jacksonville, Florida, Columbus, Ohio, Arnold, Missouri, Windsor, Colorado, Carson, California, Newburgh, New York, Ft. Atkinson, Wisconsin, and Rome, Georgia; can lid manufacturing plants in Gainesville, Florida, Oklahoma City, Oklahoma, and Riverside, California; refillable bottle sorting facilities in Marion, Ohio and Nashua, New Hampshire; and snack food production plants in Robersonville, North Carolina, Hyannis, Massachusetts, Fayetteville, Tennessee, Visalia, California, and York, Pennsylvania.

  BEC operates its principal family entertainment facilities in Tampa, Florida; Williamsburg, Virginia; San Diego, California; Aurora, Ohio; Orlando, Florida; San Antonio, Texas; and Winter Haven, Florida. The Tampa facility is 265 acres, Williamsburg is 364 acres, San Diego is 165 acres, Aurora is 90 acres, Orlando is 224 acres, San Antonio is 496 acres, and the Winter Haven facility is 223 acres.

  The Company's wholly-owned subsidiary, CTI, through its domestic subsidiaries, operates 41 bakeries and 11 manufacturing plants in 19 states. CTI's international subsidiaries own and operate eight bakeries in Spain and a refrigerated dough manufacturing plant in France. CTI's domestic bakeries operate at approximately 75% of capacity, which is about average for the baking industry.

  Except for the Baldwinsville brewery, the can manufacturing plants in Carson, California and in Newburgh, New York, eleven CTI facilities, one ESI plant, and the Sea World park in San Diego, California, all of the Company's principal properties are owned in fee. The lease for the land used by the Sea World park in San Diego, California expires in 2033. Title to eight CTI facilities is currently held by development authorities for the jurisdictions in which the facilities are located pursuant to Industrial Development Bonds; the remaining CTI facilities are leased. The Company considers its buildings, improvements, and equipment to be well maintained and in good condition, irrespective of dates of initial construction, and adequate to meet the operating demands placed upon them. The production capacity of each of the manufacturing facilities is adequate for current needs and, except as described above, substantially all of each facility's capacity is utilized.

ITEM 3. LEGAL PROCEEDINGS

  The Company is not a party to any pending or threatened litigation, the outcome of which would be expected to have a material adverse effect upon its financial condition or its operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 1993.

                 EXECUTIVE OFFICERS OF THE REGISTRANT

  AUGUST A. BUSCH III (age 56) is presently Chairman of the Board and President, and Director of the Company and has served in such capacities since 1977, 1974, and 1963, respectively. Since 1979 he has also served as Chairman of the Board and Chief Executive Officer of the Company's subsidiary, Anheuser-Busch, Incorporated. During the past five years he also served as President of that subsidiary (1987-1990).

  JERRY E. RITTER (age 59) is presently Executive Vice President-Chief Financial and Administrative Officer of the Company and was appointed to serve in such capacity in 1990. He is also Vice President-Finance of the

Company's subsidiary, Anheuser-Busch, Incorporated, and has served in such capacity since 1982. During the past five years he also served as Vice President and Group Executive of the Company (1984-1990).

  MICHAEL J. ROARTY (age 65) is presently Executive Vice President-Corporate Marketing and Communications of the Company and was appointed to serve in such capacity in 1990. He is also presently Chairman of the Board of the Company's subsidiary, Busch Media Group, Inc., and Chairman of the Board and Chief Executive Officer of the Company's subsidiary, Busch Creative Services Corporation, and was appointed to serve in each such capacity in 1990. During the past five years he also served as Vice President of the Company (1988-1990) and Executive Vice President-Marketing of the Company's subsidiary, Anheuser-Busch, Incorporated (1983-1990). Mr. Roarty has elected to retire from his positions with the Company and its subsidiaries in September 1994. Details of Mr. Roarty's retirement are set forth on page 18 in the Company's Proxy Statement for the Annual Meeting of Shareholders on April 27, 1994.

  PATRICK T. STOKES (age 51) is presently Vice President and Group Executive of the Company and has served in such capacity since 1981. He is also presently President of the Company's subsidiary, Anheuser-Busch, Incorporated, and was appointed to serve in such capacity in 1990. During the past five years he also served as Chairman of the Board and Chief Executive Officer of the Company's subsidiary, Campbell Taggart, Inc. (1985-1990) and Chairman of the Board and President of the Company's subsidiary, Eagle Snacks, Inc. (1987-1990).

  BARRY H. BERACHA (age 52) is presently Vice President and Group Executive of the Company and has served in such capacity since 1976. He is also presently Chairman of the Board and Chief Executive Officer of the Company's subsidiary, Campbell Taggart, Inc. and has served in such capacity since September 1993. He is also Chairman of the Board of the Company's subsidiary, Metal Container Corporation and has served in such capacity since 1976. During the past five years he also served as Chief Executive Officer of Metal Container Corporation (1976-September
1993) and Chairman of the Board and Chief Executive Officer of the Company's subsidiary, Anheuser-Busch Recycling Corporation (1978-1993).

  JOHN H. PURNELL (age 52) is presently Vice President and Group Executive of the Company and has served in such capacity since January 1991. He is also Chairman of the Board and Chief Executive Officer of the Company's subsidiary, Anheuser-Busch International, Inc., and has served as Chairman since 1980 and as Chief Executive Officer since January 1991. During the past five years he also served as Senior Vice President-Corporate Planning and Development (1987-1991).

  W. RANDOLPH BAKER (age 47) is presently Vice President and Group Executive of the Company and has served in such capacity since 1982. During the past five years he also served as Chairman of the Board and President of the Company's subsidiaries, Busch Properties, Inc. and Busch Entertainment Corporation (1978-1991).

  STEPHEN K. LAMBRIGHT (age 51) is presently Vice President and Group Executive of the Company and has served in such capacity since 1984.

  STUART F. MEYER (age 60) is presently Vice President and Group Executive of the Company and has served in such capacity since April 1991 and has also served as Vice President-Corporate Human Resources of the Company (1984-March 1991). He was appointed President and Chief Executive Officer of the Company's subsidiary, St. Louis National Baseball Club, Inc., in January 1992 and prior to that served as Executive Vice President and Chief Operating Officer (April 1991-December 1991). He is also President and Chief Executive Officer of the Company's subsidiary, Civic Center Corporation, and has served in such capacity since April 1991.

  RAYMOND E. GOFF (age 48) is presently Vice President and Group
Executive of the Company and has served in such capacity since 1986. He is also presently Chairman of the Board and Chief Executive Officer of the Company's subsidiary, Busch Agricultural Resources, Inc., and has served in such capacity since 1986.

  JAIME IGLESIAS (age 63) is presently Chairman of the Board and Senior Vice President-Europe of the Company's subsidiary, Anheuser-Busch Europe, Inc. ("ABEI") and was appointed to these positions in January 1993. Prior to that he served as Chief Executive Officer (1989-January
1993) and as President (1988-January 1993) of ABEI. He was appointed President-International Operations of the Company's subsidiary, Campbell Taggart, Inc. ("CTI"), in 1991 and prior to that served as Vice President-International (1983-1991). He is also Chairman of CTI's subsidiary, Bimbo S.A., and President and Senior Vice President-Europe of the Company's subsidiary, Anheuser-Busch International, Inc. ("ABII"), and has served in such capacities since 1978 and January 1993, respectively. He also served as President and Managing Director-Europe of ABII (1988-January 1993).

  ALOYS H. LITTEKEN (age 53) is presently Vice President-Corporate Engineering of the Company and has served in such capacity since 1981.

  WILLIAM L. RAMMES (age 52) is presently Vice President-Corporate Human Resources of the Company and has served in such capacity since June 1992. During the past five years he also served as Vice President-Operations of the Company's subsidiary, Anheuser-Busch Incorporated (1990-June 1992) and Vice President-Administration (1986-1989).

  JOHN B. ROBERTS (age 49) is presently Chairman of the Board and President of the Company's subsidiary, Busch Entertainment Corporation, and has served in such capacities since June 1992 and May 1991, respectively. During the past five years he also served as Executive Vice President and General Manager of Busch Entertainment Corporation (1990-May 1991) and Vice President and General Manager (1987-1990) and Vice President-Operations (1979-1987).

  JOSEPH L. GOLTZMAN (age 52) is presently Vice President and Group Executive of the Company and has served in such capacity since September 1993. He is also presently Chairman, Chief Executive Officer and President of the Company's subsidiary, Anheuser-Busch Recycling Corporation, President and Chief Executive Officer of the Company's subsidiary, Metal Container Corporation, and President of the Company's subsidiary, Metal Label Corporation, and has served in such capacities since January 1993, September 1993, and 1988, respectively. During the past five years he also served as President of Anheuser-Busch Recycling Corporation (1988-December 1992) and Vice President-Recycling and Metals Planning (January 1992-September 1993) and Director-Metals Planning and Recycling (1988-December 1991) of the Company.

                                PART II

  The information required by Items 5, 6, 7, and 8 of this Part II are hereby incorporated by reference from pages 32 through 65 of the Company's 1993 Annual Report to Shareholders.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

ITEM 6. SELECTED FINANCIAL DATA

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  There have been no disagreements with Price Waterhouse, the Company's independent accountants since 1961, on accounting principles or practices or financial statement disclosures.

                               PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required with respect to Directors is hereby incorporated by reference from pages 3 through 5 of the Company's Proxy Statement for the Annual Meeting of Shareholders on April 27, 1994. The information required by this Item with respect to Executive Officers is presented on pages 6 through 8 of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item is hereby incorporated by reference from page 7 and pages 15 through 21 of the Company's Proxy Statement for the Annual Meeting of Shareholders on April 27, 1994.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information required by this Item is hereby incorporated by reference from pages 2 and 6 of the Company's Proxy Statement for the Annual Meeting of Shareholders on April 27, 1994.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item is hereby incorporated by reference from pages 21 through 23 of the Company's Proxy Statement for the Annual Meeting of Shareholders on April 27, 1994.

                                PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


                                                                                                                        PAGE IN
                                                                                                                        ANNUAL
                                                                                                                        REPORT*
                                                                                                                      -----------

  (a) The following documents are filed as part of this report:
    1. Financial Statements:
      Report of Independent Accountants..............................................................................     41
      Consolidated Balance Sheet at December 31, 1993 and 1992.......................................................    42-43
      Consolidated Statement of Income for the three years ended December 31, 1993...................................     44
      Consolidated Statement of Changes in Shareholders Equity for the three years ended December 31, 1993...........     45
      Consolidated Statement of Cash Flows for the three years ended December 31, 1993...............................     46
      Notes to Consolidated Financial Statements.....................................................................    47-59
      Report of Independent Accountants on Financial Statement Schedules
    2. Financial Statement Schedules For the Years 1993, 1992, and 1991:
      Property, plant and equipment (Schedule V)
      Accumulated depreciation of property, plant and equipment (Schedule VI)
      Guarantees of securities of other issuers (Schedule VII) (1993 only)
      Valuation and qualifying accounts and reserves (Schedule VIII)
      Short-term borrowings (Schedule IX)

    3. Exhibits

       Exhibit 3.1  - Amendment to Article Fourth of the Restated
                      Certificate of Incorporation of the Company dated June 10, 1992. (Restated Certificate of Incorporation with amendments previously filed and incorporated by reference to Exhibit 3.1 to Form 10-K for the fiscal year ended December 31, 1987.)

       Exhibit 3.2  - Certificate of Designation, Rights and
                      Preferences of the Series C Convertible
                      Preferred Stock of the Company dated November 3, 1989. (Incorporated by reference to Exhibit 3.2 to Form 10-K for the fiscal year ended December 31, 1990.)

       Exhibit 3.3  - By-Laws of the Company (as amended and restated
                      October 27, 1993). (Incorporated by reference to
                      Exhibit 3 to Form 10-Q for the quarter ended
                      September 30, 1993.)

       Exhibit 4.1  - Form of Rights Agreement, dated as of December
                      18, 1985 between Anheuser-Busch Companies, Inc. and Centerre Trust Company of St. Louis (now Boatmen's Trust Company), as amended and restated as of December 17, 1986.

       Exhibit 4.2  - Indenture between the Company and Manufacturers
                      Hanover Trust Company. (Incorporated by
                      reference to Exhibit 4 to Registration Statement on Form S-3, Registration No. 33-14685, filed with the Commission on June 3, 1987.) (Other indentures are not filed, but the Company agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request.)

[FN]
- - - -----
*Incorporated by reference from the indicated pages of the 1993 Annual
 Report to Shareholders.

       Exhibit 10.1 - Anheuser-Busch Companies, Inc. Deferred
                      Compensation Plan for Non-Employee Directors (as amended and restated February 22, 1989.)
                      (Incorporated by reference to Exhibit 10.1 to Form 10-K for the fiscal year ended December 31, 1988.)*

       Exhibit 10.2 - First Amendment to Anheuser-Busch Companies,
                      Inc. Deferred Compensation Plan for Non-Employee Directors (as amended and restated February 22,
                      1989) effective April 24, 1991. (Incorporated by reference to Exhibit 10.2 to Form 10-K for the fiscal year ended December 31, 1991.)*

       Exhibit 10.3 - Second Amendment to Anheuser-Busch Companies,
                      Inc. Deferred Compensation Plan for Non-Employee Directors (as amended and restated February 22,
                      1989) effective January 1, 1994.*

       Exhibit 10.4 - Anheuser-Busch Companies, Inc. Retirement
                      Program for Non-Employee Directors.
                      (Incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-14 filed
                      September 14, 1982.)*

       Exhibit 10.5 - Anheuser-Busch Companies, Inc. 1981 Incentive
                      Stock Option/Non-Qualified Stock Option Plan (as amended December 18, 1985, December 16, 1987, December 20, 1988 and July 22, 1992.)
                      (Incorporated by reference to Exhibit 10.4 to Form 10-K for the fiscal year ended December 31, 1992.)*

       Exhibit 10.6 - Excerpts from resolutions adopted by the
                      Anheuser-Busch Companies, Inc. Board of
                      Directors on September 22, 1993 amending the
                      Anheuser-Busch Companies, Inc. 1981 Incentive Stock Option/Non-Qualified Stock Option Plan.*

       Exhibit 10.7 - Anheuser-Busch Companies, Inc. 1981 Non-
                      Qualified Stock Option Plan (as amended December 18, 1985, June 24, 1987, December 20, 1988 and
                      July 22, 1992.) (Incorporated by reference to
                      Exhibit 10.5 to Form 10-K for the fiscal year ended December 31, 1992.)*

       Exhibit 10.8 - Anheuser-Busch Companies, Inc. 1989 Incentive
                      Stock Plan (as amended December 20, 1989,
                      December 19, 1990 and December 15, 1993.)*

       Exhibit 10.9 - Anheuser-Busch Companies, Inc. Excess
                      Benefit Plan.*

       Exhibit 10.10- First Amendment to Anheuser-Busch Companies,
                      Inc. Excess Benefit Plan.*

       Exhibit 10.11- Second Amendment to Anheuser-Busch Companies,
                      Inc. Excess Benefit Plan effective as of July 1, 1989. (Incorporated by reference to Exhibit
                      10.10 to Form 10-K for the fiscal year ended
                      December 31, 1989.)*

       Exhibit 10.12- Excerpts from resolutions adopted by the
                      Anheuser-Busch Companies, Inc. Board of
                      Directors on September 22, 1993 amending the
                      Anheuser-Busch Companies, Inc. Excess Benefit
                      Plan.*

       Exhibit 10.13- Anheuser-Busch Companies, Inc. Supplemental
                      Executive Retirement Plan Amended and Restated as of July 1, 1989. (Incorporated by reference to Exhibit 10.11 to Form 10-K for the fiscal year ended December 31, 1989.)*

       Exhibit 10.14- First Amendment to Anheuser-Busch Companies,
                      Inc. Supplemental Executive Retirement Plan.
                      (Incorporated by reference to Exhibit 10.11 to Form 10-K for the fiscal year ended December 31, 1990.)*

       Exhibit 10.15- Excerpts from resolutions adopted by the
                      Anheuser-Busch Companies, Inc. Board of
                      Directors on September 22, 1993 amending the
                      Anheuser-Busch Companies, Inc. Supplemental
                      Executive Retirement Plan.*

       Exhibit 10.16- Anheuser-Busch Executive Deferred Compensation
                      Plan effective January 1, 1994.*

       Exhibit 10.17- Anheuser-Busch 401(k) Restoration Plan effective
                      January 1, 1994.*

       Exhibit 10.18- Form of Indemnification Agreement with Directors and Executive Officers.*

       Exhibit 10.19- Investment Agreement By and Among Anheuser-Busch
                      Companies, Inc., Anheuser-Busch International, Inc. and Anheuser-Busch International Holdings, Inc. and Grupo Modelo, S.A. de C.V., Diblo, S.A. de C.V. and certain shareholders thereof, dated as of June 16, 1993.

       Exhibit 10.20- Letter agreement between Anheuser-Busch
                      Companies, Inc. and the Controlling Shareholders regarding Section 5.5 of the Investment Agreement filed as Exhibit 10.19 of this report.

       Exhibit 13   - Pages 32 through 65 of the Anheuser-Busch
                      Companies, Inc. 1993 Annual Report to
                      Shareholders, a copy of which is furnished for the information of the Securities and Exchange Commission. Portions of the Annual Report not incorporated herein by reference are not deemed "filed" with the Commission.

       Exhibit 21   - Subsidiaries of the Company

       Exhibit 23   - Consent of Independent Accountants, filed as
                      page 16 of this report.

[FN]
- - - -----
* A management contract or compensatory plan or arrangement required to be filed by Item 14(c) of this report.

  (b) Reports on Form 8-K

  No reports on Form 8-K were filed during the fourth quarter of 1993.

                              SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ANHEUSER-BUSCH COMPANIES, INC.
                                    ...................................
                                               (Registrant)

                                 By         AUGUST A. BUSCH III
                                    ...................................
                                            August A. Busch III
                                              Chairman of the
                                            Board and President

Date: March 23, 1994

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                     AUGUST A. BUSCH III                        Chairman of the Board and President and            March 23, 1994
- - - --------------------------------------------------------------   Director (Principal Executive Officer)
                    (August A. Busch III)

                       JERRY E. RITTER                          Executive Vice President-Chief Financial           March 23, 1994
- - - --------------------------------------------------------------   and Administrative Officer (Principal
                      (Jerry E. Ritter)                          Financial Officer)

                      GERALD C. THAYER                          Vice President and Controller (Principal           March 23, 1994
- - - --------------------------------------------------------------   Accounting Officer)
                     (Gerald C. Thayer)

                   PABLO ARAMBURUZABALA O.                      Director                                           March 23, 1994
- - - --------------------------------------------------------------
                  (Pablo Aramburuzabala O.)

                      RICHARD T. BAKER                          Director                                           March 23, 1994
- - - --------------------------------------------------------------
                     (Richard T. Baker)

                     ANDREW B. CRAIG III                        Director                                           March 23, 1994
- - - --------------------------------------------------------------
                    (Andrew B. Craig III)

                      BERNARD A. EDISON                         Director                                           March 23, 1994
- - - --------------------------------------------------------------
                     (Bernard A. Edison)

                      PETER M. FLANIGAN                         Director                                           March 23, 1994
- - - --------------------------------------------------------------
                     (Peter M. Flanigan)

                        JOHN E. JACOB                           Director                                           March 23, 1994
- - - --------------------------------------------------------------
                       (John E. Jacob)

                      CHARLES F. KNIGHT                         Director                                           March 23, 1994
- - - --------------------------------------------------------------
                     (Charles F. Knight)

                    VERNON R. LOUCKS, JR.                       Director                                           March 23, 1994
- - - --------------------------------------------------------------
                   (Vernon R. Loucks, Jr.)



                      VILMA S. MARTINEZ                         Director                                           March 23, 1994
- - - --------------------------------------------------------------
                     (Vilma S. Martinez)

                       SYBIL C. MOBLEY                          Director                                           March 23, 1994
- - - --------------------------------------------------------------
                      (Sybil C. Mobley)

                      JAMES B. ORTHWEIN                         Director                                           March 23, 1994
- - - --------------------------------------------------------------
                     (James B. Orthwein)

                    DOUGLAS A. WARNER III                       Director                                           March 23, 1994
- - - --------------------------------------------------------------
                   (Douglas A. Warner III)

                     WILLIAM H. WEBSTER                         Director                                           March 23, 1994
- - - --------------------------------------------------------------
                    (William H. Webster)

                   EDWARD E. WHITACRE, JR.                      Director                                           March 23, 1994
- - - --------------------------------------------------------------
                  (Edward E. Whitacre, Jr.)




                                                   ANHEUSER-BUSCH COMPANIES, INC.

                                               INDEX TO FINANCIAL STATEMENT SCHEDULES


                                                                                                                            PAGE
                                                                                                                            ----

                  Report of independent accountants on Financial Statement Schedules.....................................      15
                  Consent of independent accountants.....................................................................      16
                  Financial schedules for the years 1993, 1992 and 1991:
                    Property, plant and equipment (Schedule V)...........................................................      17
                    Accumulated depreciation of property, plant and equipment (Schedule VI)..............................      18
                    Guarantees of securities of other issuers (Schedule VII) (1993 only).................................      19
                    Valuation and qualifying accounts and reserves (Schedule VIII).......................................      20
                    Short-term borrowings (Schedule IX)..................................................................      21

  All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

  Separate financial statements of subsidiaries not consolidated have been omitted because, in the aggregate, the proportionate share of their profit before income taxes and total assets are less than 20% of the respective consolidated amounts, and investments in such companies are less than 20% of consolidated total assets.

  REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors
of Anheuser-Busch Companies, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 7, 1994 appearing on page 41 of the 1993 Annual Report to Shareholders of Anheuser-Busch Companies, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICE WATERHOUSE

St. Louis, Missouri
February 7, 1994

                  CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Forms S-3 (No. 33-31735 and No. 33-49051) and in the Registration Statements on Forms S-8 (No. 2-71762, No. 2-77829, No. 33-4664, No. 33-36132, No. 33-39714,
No. 33-39715, and No. 33-46846) of Anheuser-Busch Companies, Inc. of our report dated February 7, 1994 appearing on page 41 of the Annual Report to Shareholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedules, which appears on page 15 of this Form 10-K.

PRICE WATERHOUSE

St. Louis, Missouri
March 23, 1994

                                                   ANHEUSER-BUSCH COMPANIES, INC.

                                             SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT

                                                           (IN MILLIONS)


                                                             ADDITIONS
                                                   -----------------------------
                                                                       ASSETS
                                     BALANCE AT                          OF            RETIRE-                       BALANCE AT
                                     BEGINNING       ADDITIONS       COMPANIES          MENTS           OTHER          END OF
          CLASSIFICATION             OF PERIOD        AT COST         ACQUIRED        OR SALES         CHANGES         PERIOD
          --------------             ----------      ---------       ---------        --------         -------       ---------
1991
- - - ----
  Land.............................  $   307.7        $    6.4          $ -            $  1.1         $  (4.1)        $   308.9
  Buildings........................    2,825.2           211.9            -              11.4             2.1           3,027.8
  Machinery and equipment..........    6,080.3           597.0            -              87.6            (5.8)          6,583.9
  Construction in progress.........      803.5          (112.8)           -                .1           (21.6)            669.0
                                     ---------         -------          ----           ------         -------         ---------
                                     $10,016.7        $  702.5          $ -            $100.2         $ (29.4)(1)     $10,589.6
                                     =========        ========          ====           ======         ========        =========
1992
- - - ----
  Land.............................  $   308.9        $    4.4         $  .7           $ 61.5         $  20.8         $   273.3
  Buildings........................    3,027.8           144.1           8.4             10.1           125.0           3,295.2
  Machinery and equipment..........    6,583.9           480.0          13.6             81.7            91.1           7,086.9
  Construction in progress.........      669.0           108.7            -              39.5            (8.5)            729.7
                                     ---------        --------          ----           ------         --------        ---------
                                     $10,589.6        $  737.2         $22.7           $192.8         $ 228.4 (2)     $11,385.1
                                     =========        ========         =====           ======         =======         =========
1993
- - - ----
  Land.............................  $   273.3        $    3.4         $  .7           $   .8         $   5.3         $   281.9
  Buildings........................    3,295.2           284.0           8.5             32.4          (109.8)          3,445.5
  Machinery and equipment..........    7,086.9           856.3           8.8            203.2           (92.3)          7,656.5
  Construction in progress.........      729.7          (366.8)          4.1              (.3)          (24.1)            343.2
                                     ---------        --------         -----          -------         -------         ---------
                                     $11,385.1        $  776.9         $22.1           $236.1         $(220.9)(3)     $11,727.1
                                     =========        ========         =====           ======         =======         =========


- - - -----

The company provides for depreciation of plant and equipment on methods and at rates designed to amortize the cost of such equipment over its useful life (buildings 2% to 10% and machinery and equipment 4% to 25%). Depreciation is computed principally on the straight-line method.

(1) Primarily represents the effect of translating foreign subsidiaries into U.S. dollars and the reclassification of Busch Properties developed properties to inventory.

(2) Primarily represents the adjustment to the asset write-up at acquisition of Campbell Taggart due to adoption of FAS-109 as of January 1, 1992. Also includes the effect of translating foreign subsidiaries into U.S. dollars and the reclassification of Busch Properties developed properties to inventory.

(3) Primarily represents asset write-downs to net realizable values in connection with the company's Restructuring Program. Also includes the effect of translating foreign subsidiaries into U.S. dollars.

                                                   ANHEUSER-BUSCH COMPANIES, INC.

                                             SCHEDULE VI - ACCUMULATED DEPRECIATION OF
                                                   PROPERTY, PLANT AND EQUIPMENT

                                                           (IN MILLIONS)


                                                                     ADDITIONS
                                                     BALANCE AT      CHARGED TO        RETIRE-                       BALANCE AT
                                                     BEGINNING       COSTS AND          MENTS           OTHER          END OF
                    DESCRIPTION                      OF PERIOD        EXPENSES        OR SALES         CHANGES         PERIOD
                    -----------                      ----------      ----------       --------         -------       ----------
1991
- - - ----
  Buildings........................................   $  648.5         $ 95.3          $  9.1          $  (.7)        $  734.0
  Machinery and equipment..........................    2,304.4          424.6            65.6            (4.3)         2,659.1
                                                      --------         ------          ------          ------         --------
                                                      $2,952.9         $519.9          $ 74.7          $ (5.0)(1)     $3,393.1
                                                      ========         ======          ======          ======         ========
1992
- - - ----
  Buildings........................................   $  734.0         $103.1          $  6.9          $  2.8         $  833.0
  Machinery and equipment..........................    2,659.1          449.7            71.8            (8.6)         3,028.4
                                                      --------         ------          ------          ------         --------
                                                      $3,393.1         $552.8          $ 78.7          $ (5.8)(1)     $3,861.4
                                                      ========         ======          ======          ======         ========
1993
- - - ----
  Buildings........................................   $  833.0         $107.6          $ 21.0          $(14.9)        $  904.7
  Machinery and equipment..........................    3,028.4          486.5           166.8           (22.8)         3,325.3
                                                      --------         ------          ------          ------         --------
                                                      $3,861.4         $594.1          $187.8          $(37.7)(2)     $4,230.0
                                                      ========         ======          ======          ======         ========


- - - -----

(1) Primarily represents the effect of translating foreign subsidiaries into U.S. dollars.

(2) Primarily represents the effect of asset write-downs to net realizable values in connection with the company's Restructuring Program. Also includes the effect of translating foreign subsidiaries into U.S. dollars.

                                                   ANHEUSER-BUSCH COMPANIES, INC.

                                      SCHEDULE VII - GUARANTEES OF SECURITIES OF OTHER ISSUERS
                                                               (1993)


                                                                                                                  NATURE OF ANY
                                                                                                                DEFAULT BY ISSUER
                                                                                                                  OF SECURITIES
                                                                    AMOUNT                                        GUARANTEED IN
          NAME OF ISSUER               TITLE OF                    OWNED BY                                         PRINCIPAL,
           OF SECURITIES               ISSUE OF        TOTAL      PERSON OR      AMOUNT IN                      INTEREST, SINKING
           GUARANTEED BY              EACH CLASS       AMOUNT      PERSONS      TREASURY OF                      FUND OR REDEMP-
            PERSON FOR                    OF         GUARANTEED   FOR WHICH      ISSUER OF                       TION PROVISIONS,
          WHICH STATEMENT             SECURITIES        AND       STATEMENT     SECURITIES       NATURE OF          OR PAYMENT
             IS FILED                 GUARANTEED    OUTSTANDING   IS FILED      GUARANTEED       GUARANTEE         OF DIVIDENDS
           ------------               ----------    -----------   ---------     ----------       ---------      -----------------
                                                          ($ IN MILLIONS)

Anheuser-Busch, Inc. ..............Notes               $15.8         100%           -       Guarantee of               None
                                                                                             loans
Anheuser-Busch ....................Loan                  3.3         100%           -       Guarantee of               None
 Investment Capital                                                                          principal and
 Corporation                                                                                 interest
Anheuser-Busch ....................Loan                  8.5         100%           -       Guarantee of               None
 Companies, Inc.                                                                             loans

                                                   ANHEUSER-BUSCH COMPANIES, INC.

                                   SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                           (IN MILLIONS)


                                                                                   1993                1992                1991
                                                                                   ----                ----                ----

Reserve for doubtful accounts (deducted from related assets):
  Balance at beginning of period..........................................        $  4.9               $ 5.5              $ 6.2
  Additions charged to costs and expenses.................................           3.8                 1.3                2.4
  Additions (recoveries of uncollectible accounts previously written off).           1.2                  .7                 .6
  Deductions (uncollectible accounts written off)........................           (3.2)               (2.6)              (3.7)
                                                                                  ------               -----              -----
  Balance at end of period................................................        $  6.7               $ 4.9              $ 5.5
                                                                                  ======               =====              =====
Deferred income tax asset valuation allowance under FAS 109:
  Balance at beginning of period..........................................        $ 35.6               $36.8               $  -
  Additions to valuation allowance charged to costs and expenses..........          16.3                 5.1                  -
  Deductions from valuation allowance (utilizations and expirations)......         (10.9)               (6.3)                 -
                                                                                  ------               -----               ----
  Balance at end of period................................................        $ 41.0               $35.6               $  -
                                                                                  ======               =====               ====

- - - -----
Note: Anheuser-Busch Companies, Inc. adopted FAS 109 effective January 1, 1992.

                                                   ANHEUSER-BUSCH COMPANIES, INC.

                                                SCHEDULE IX - SHORT-TERM BORROWINGS

                                                           (IN MILLIONS)


                                                                                       MAXIMUM         AVERAGE        WEIGHTED
                                                                                       AMOUNT          AMOUNT          AVERAGE
                    CATEGORY OF                      BALANCE AT       WEIGHTED       OUTSTANDING     OUTSTANDING    INTEREST RATE
                 AGGREGATE SHORT-                      END OF         AVERAGE          DURING          DURING          DURING
                  TERM BORROWINGS                      PERIOD      INTEREST RATE     THE PERIOD     THE PERIOD(1)   THE PERIOD(2)
                 ----------------                    ----------    -------------     -----------    -------------   -------------

1991
- - - ----
  Commercial paper and bank line of credit.........   $  - (3)          - (3)          $638.2          $293.6           6.57%
1992
- - - ----
  Commercial paper and bank line of credit.........      - (3)          - (3)           382.0           122.0           4.04%
1993
- - - ----
  Commercial paper and bank line of credit.........      - (3)          - (3)           696.0           221.7           3.25%

- - - -----

(1) Calculated by multiplying the amount borrowed by the number of days outstanding and dividing the sum of the above by the number of days in the year.

(2) Calculated by dividing the total interest expense on the borrowings during the year by the average borrowings outstanding during the year.

(3) At December 31, 1993, 1992 and 1991, there was $569.1 million, $79.7 million and $104.4 million, respectively, of commercial paper borrowings outstanding at a weighted average interest rate of 3.35% for 1993, 3.44% for 1992 and 6.66% for 1991. The commercial paper is classified as long-term debt as it is expected to be maintained on a long-term basis, with ongoing credit provided by the Company's revolving credit agreements.