Form 10-Q
period 1994-03-31
ANHEUSER BUSCH COMPANIES INC
filed 1994-05-12
CIK 310569

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION


WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended March 31, 1994


Commission file number 1-7823


ANHEUSER-BUSCH COMPANIES, INC.
(Exact name of registrant as specified in its charter)


            DELAWARE                         43-1162835
     (State or other jurisdiction of       (I.R.S. Employer
            incorporation or organization)      Identification No.)


One Busch Place, St. Louis, Missouri         63118
(Address of principal executive offices)    (Zip Code)



314-577-3314
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


$1 Par Value Common Stock - 264,414,496 shares as of April 30, 1994


CONSOLIDATED STATEMENT OF INCOME
AND RETAINED EARNINGS

Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)
(In millions, except per share data)

Three months ended March 31,                       1994      1993
- - ----------------------------                       ----      ----
Sales........................................... $3,015.2  $2,877.3
  Less federal and state excise taxes...........    387.6     373.9
                                                 --------  --------
Net sales.......................................  2,627.6   2,503.4
  Cost of products and services.................  1,733.9   1,653.1
                                                 --------  --------
Gross profit....................................    893.7     850.3
  Marketing, distribution and administrative
  expenses......................................    508.8     501.8
                                                 --------  --------
Operating income................................    384.9     348.5
Other income and expenses:
  Interest expense..............................    (54.8)    (48.7)
  Interest capitalized..........................      4.4      12.9
  Interest income...............................       .8       1.5
  Other income/(expense), net...................      2.7       1.0
                                                 --------  --------
Income before income taxes......................    338.0     315.2
Provision for income taxes......................    133.6     121.1
                                                 --------  --------
Net Income......................................    204.4     194.1
Retained earnings, January 1....................  6,023.4   5,794.9
Common stock dividends (per share: 1994--$.36;
  1993--$.32)                                       (95.8)    (89.0)
                                                 --------  --------
Retained earnings, March 31..................... $6,132.0  $5,900.0
                                                 ========  ========
Primary Earnings Per Share...................... $    .76  $    .69
                                                 ========  ========
Fully Diluted Earnings Per Share................ $    .76  $    .69
                                                 ========  ========


See accompanying Notes to Consolidated Financial Statements on Page 3.


Notes to Consolidated Financial Statements

1. Unaudited Financial Statements: The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and applicable SEC guidelines pertaining to interim financial information. These statements should be read in conjunction with the financial statements and notes thereto included in the company's Annual Report to Shareholders for the year ended December 31, 1993. In the opinion of the company's management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial statements have been included therein.


2. Earnings Per Share: Primary earnings per share of common stock are based on the weighted average number of shares of common stock outstanding during the period. Fully diluted earnings per share of common stock assume the conversion of the company's 8% Convertible Debentures due 1996 and the elimination of related after-tax interest expense. For the First Quarter 1994 and 1993, there is no difference between primary and fully diluted earnings per share.


CONSOLIDATED BALANCE SHEET
Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)
(In millions)
                                                   MARCH 31,        DEC. 31,
ASSETS                                          1994       1993       1993
CURRENT ASSETS:                                 ----       ----       ----

  Cash and marketable securities...........    $ 92.8   $  104.1    $ 127.4
  Receivables, less allowance for
    doubtful accounts......................     889.8      755.4      751.1
  Inventories--
    Raw materials and supplies.............     392.4      419.4      385.5
    Work in progress.......................     111.9      108.7       99.4
    Finished goods.........................     171.1      191.4      141.8
      Total inventories....................     675.4      719.5      626.7
  Other current assets.....................     324.8      281.8      290.0
                                            ---------  ---------  ---------
    Total current assets...................   1,982.8    1,860.8    1,795.2
                                            ---------  ---------  ---------
 INVESTMENTS AND OTHER ASSETS:

  Investments in and advances to
    affiliated companies...................     638.6      160.3      629.5
  Investment properties....................     149.5      164.9      151.9
  Deferred charges and other
    non-current assets.....................     313.4      357.5      310.7
  Excess of cost over net assets of
    acquired businesses, net...............     492.4      502.2      495.9
                                            ---------  ---------  ---------
                                              1,593.9    1,184.9    1,588.0
                                            ---------  ---------  ---------
PLANT AND EQUIPMENT:
  Land.....................................     284.7      272.8      281.9
  Buildings................................   3,447.8    3,301.6    3,445.5
  Machinery and equipment..................   7,681.1    7,134.0    7,656.5
  Construction in progress.................     459.2      831.0      343.2
                                            ---------  ---------  ---------
                                             11,872.8   11,539.4   11,727.1
  Accumulated depreciation.................  (4,354.8)  (3,989.4)  (4,230.0)
                                            ---------  ---------  ---------
                                              7,518.0    7,550.0    7,497.1
                                            ---------  ---------  ---------
                                            $11,094.7  $10,595.7  $10,880.3
                                            =========  =========  =========





LIABILITIES AND SHAREHOLDERS EQUITY
(In millions)
                                                       MARCH 31,         DEC. 31,
                                                   1994       1993         1993
                                                   ----       ----         ----
CURRENT LIABILITIES:
  Short-term debt...........................   $   403.7   $    94.6   $    --
  Accounts payable..........................       685.9       650.9       812.5
  Accrued salaries, wages and benefits......       254.5       267.3       243.9
  Accrued interest payable..................        49.8        47.2        54.9
  Due to customers for returnable
    containers..............................        52.3        50.4        50.3
  Accrued taxes, other than
    income taxes............................       127.4       136.1       121.7
  Estimated income taxes....................       142.2       116.5        91.0
  Restructuring accrual.....................       177.6         --        189.2
  Other current liabilities.................       271.0       263.6       252.1
                                               ---------   ---------   ---------
    Total current liabilities...............     2,164.4     1,626.6     1,815.6
                                               ---------   ---------   ---------
POSTRETIREMENT BENEFITS.....................       619.7       548.5       607.1
                                               ---------   ---------   ---------
LONG-TERM DEBT..............................     2,822.4     2,534.7     3,031.7
                                               ---------   ---------   ---------
DEFERRED INCOME TAXES.......................     1,194.4     1,287.5     1,170.4
                                               ---------   ---------   ---------
SHAREHOLDERS EQUITY:
  Common stock..............................       343.2       341.7       342.5
  Capital in excess of par value............       826.3       775.4       808.7
  Retained earnings.........................     6,132.0     5,900.0     6,023.4
  Foreign currency translation adjustment...       (36.8)       (5.3)      (33.0)
                                               ---------   ---------    --------
                                                 7,264.7     7,011.8     7,141.6
  Treasury stock, at cost...................    (2,593.5)   (2,006.9)   (2,479.6)
  ESOP debt guarantee offset................      (377.4)     (406.5)     (406.5)
                                               ---------   ---------   ---------
                                                 4,293.8     4,598.4     4,255.5
                                               ---------   ---------   ---------
COMMITMENTS AND CONTINGENCIES...............          -          -          -
                                               $11,094.7   $10,595.7   $10,880.3
                                               =========   =========   =========



CONSOLIDATED STATEMENT OF CASH FLOWS

Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)
(In millions, except per share data)

Three months ended March 31,                             1994      1993
- - ----------------------------                             ----      ----
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income......................................  $ 204.4   $  194.1
  Adjustments to net income to arrive at net cash
    provided by operations:
      Depreciation and amortization...............    155.8      148.0
      Increase in deferred income taxes...........     24.0       10.6
      Increase in non-cash working capital........   (277.1)     (83.7)
      Other, net..................................      3.4       22.4
                                                    -------    -------
  Cash provided by operating activities...........    110.5      291.4
                                                    -------    -------
CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures............................   (170.6)    (177.0)
  New business acquisitions.......................     (6.7)       --
                                                   --------    -------
  Cash used for investing activities..............   (177.3)    (177.0)
                                                    -------     ------
CASH FLOW FROM FINANCING ACTIVITIES:
  Increase in short-term debt.....................    403.7       94.6
  Increase in long-term debt......................       .5         .6
  Decrease in long-term debt......................   (180.6)     (80.5)
  Acquisition of treasury stock...................   (113.9)    (164.0)
  Dividends paid to stockholders..................    (95.8)     (89.0)
  Shares issued under stock plans.................     18.3       13.0
                                                    -------     ------
  Cash used for financing activities..............     32.2     (225.3)
                                                    -------     ------
  Net (decrease) in cash and marketable securities
    during the period.............................    (34.6)    (110.9)
  Cash and marketable securities at beginning of
    period........................................    127.4      215.0
                                                    -------     ------
  Cash and marketable securities at end of period.  $  92.8     $104.1
                                                    =======     ======

A more adequate understanding of the company's financial position and business can be gained by reference to the Anheuser-Busch Companies, Inc. Annual Report on Form 10-K for
the fiscal year ended December 31, 1993.


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


   This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of Anheuser-Busch Companies, Inc. for the first quarter ended March 31, 1994 compared to the first quarter ended March 31, 1993 and the year ended December 31, 1993. This discussion should be read in conjunction with the financial statements and notes thereto included in the company's Annual Report to Shareholders for the year ended December 31, 1993. Additional information concerning the company's consolidated financial and operating results is contained in the Letter to Shareholders section of the First Quarter 1994 Shareholders Report.

OPERATIONS
- - ----------

   Anheuser-Busch Companies, Inc. achieved gross sales of $3.02 billion during the first quarter of 1994, an increase of 4.8% over 1993 first quarter gross sales of $2.88 billion. The increase in gross sales during the quarter is primarily attributable to higher beer volume sales by Anheuser-Busch, Inc., the company's brewing subsidiary, and higher international beer sales associated with the company's new Japanese joint venture which began during the fourth quarter 1993.

   Anheuser-Busch, Inc., the company's largest contributor to consolidated sales, sold 20.248 million barrels of beer to wholesalers during the first quarter of 1994. This sales volume level represents an increase of 858 thousand barrels --- or 4.4%
- - --- over first quarter 1993 beer volume sales of 19.390 million barrels.

   Beer sales-to-retailers, which represent a more accurate measure of underlying consumer demand than sales-to-wholesalers, increased more than 5% in the quarter. Sales-to-retailers of the Bud Family increased in excess of 6%. The increase was led by Bud Light, which continues to grow at double-digit rates, and Ice Draft, which has been steadily gaining market share since its national roll-out in January, 1994.

   Anheuser-Busch, Inc. increased its market share during the first quarter of 1994 compared to the first quarter of 1993 by 1.1 share points, with sales volume representing 44.3 percent of total brewing industry sales in the U.S. (including imports and non-alcohol brews), according to estimates based on information provided by the Beer Institute. Anheuser-Busch has led the brewing industry in sales volume and market share each quarter since 1957.

   Cost of products and services for the first quarter of 1994 was $1.73 billion, a 4.9% increase compared to the $1.65 billion reported for the first quarter of 1993. The increase in cost of products and services is directly attributable to the increase in beer sales volume.

   Gross profit as a percentage of net sales for both the first quarter of 1994 and the first quarter of 1993 was 34.0%, reflecting the maintenance of margins by Anheuser-Busch, Inc. Material costs were lower for Anheuser-Busch, Inc., but these advantages were offset by higher depreciation charges related to the start-up of the Cartersville brewery and costs associated with the roll-out of Ice Draft.

   Marketing, distribution and administration expenses for the first quarter of 1994 were $508.8 million compared with the $501.8 million for the first quarter of 1993, an increase of 1.4%. The increase during first quarter 1994 compared to 1993 is primarily related to increased marketing and distribution costs associated with the company's international operations. These costs were partially offset by lower personnel costs due to the 10% reduction in the salaried workforce which resulted from the Enhanced Retirement Plan implemented in conjunction with the company's 1993 Profitability Enhancement Program.

   Operating income was $384.9 million for the first quarter of 1994, an increase of $36.4 million or 10.5% compared to $348.5 million for the first quarter of 1993. Operating income was favorably impacted by the higher beer sales volume and a modest increase in distribution and administrative expenses. Additionally, the Profitability Enhancement Program initiated in the third quarter last year is generating the savings anticipated.

   Campbell Taggart, Inc., the company's baking subsidiary, reported lower profits during the first quarter due to pricing pressure. It is expected that 1994 will be a difficult year for Campbell Taggart and profitability is expected to be lower for the full year.

   Busch Entertainment, Inc., the company's family entertainment subsidiary, reported double-digit attendance growth at its principal Florida parks and improved attendance in California during the first quarter. Accordingly, Busch Entertainment contributed to consolidated earnings growth during the first quarter 1994 compared to the first quarter 1993.

   Net interest cost (interest expense less interest income) was $54.0 million for the first quarter of 1994, an increase of $6.8 million, or 14.4%, compared to net interest cost of $47.2 million for the first quarter of 1993. The increase is due primarily to higher average debt balances outstanding during the period, primarily as a result of financing international brewing investments and share repurchases. The net change in debt during this period is summarized in the Financial Condition Section of this Discussion.

   Interest capitalized decreased $8.5 million, or 66.1%, for the first quarter of 1994 as compared to the corresponding period of 1993. The decline in interest capitalized in 1994 is primarily related to the Spring 1993 start-up of the company's new brewery in Cartersville, GA, which resulted in the cessation of interest capitalization on this major capital investment.

   The effective income tax rate was 39.5% of pre-tax earnings for the first quarter of 1994 compared to 38.4% for the first quarter of 1993. The increase in the effective tax rate reflects the increase in the federal income tax rate from 34% to 35% due to the Revenue Reconciliation Act of 1993, implemented last August.

   Net income for the first quarter of 1994 was $204.4 million, an increase of 5.4% over the comparable period in 1993. Net income for the first quarter of 1994 reflects the negative impact of the 1% increase in the federal income tax rate. Excluding this tax rate increase, net income for the first quarter of 1994 would have been 7.1% higher than the first quarter of 1993.

   Fully diluted earnings per share for the first quarter of 1994 were $.76, an increase of 10.1% as compared to the first quarter of 1993.

   Fully diluted earnings per share assume the conversion of the company's 8% Convertible Debentures due 1996 and the elimination of related after-tax interest expense. The difference between the percentage change in net income and the percentage change in earnings per share was due to the reduction in the number of shares outstanding as a result of the company's continuing share repurchase program.

FINANCIAL CONDITION
- - -------------------

   Cash and marketable securities at March 31, 1994 were $92.8 million, a decrease of $11.3 million from the March 31, 1993 level and a decrease of $34.6 million from the December 31, 1993 level. The decline in cash and marketable securities at March 31, 1994 is primarily related to cash used to finance the company's international brewing investments, capital expenditures program and share repurchase program, partially offset by cash generated from operating activities and increased commercial paper borrowings.

   Total short-term and long-term debt increased $596.8 million during the twelve month period ended March 31, 1994. The net increase in debt during this period is primarily due to the following:

   Debt Issuances......$919.1 million
   --------------
   -  7.375% notes due 2023 ... $200 million

   -  Commercial paper ... $719.1 million

   Debt Reduction...$322.3 million
   --------------
   - Redemption of $228.9 million debt including: $100 million, 8% notes; $6.9 million, 8.625% debentures; $63.0 million, 10%
      debentures; $53.7 million, 8% dual currency notes; and $5.3 million long-term notes at varying interest rates.

   -  Redemption of Industrial revenue bonds ... $4.3 million

   -  Maturity of Medium-term notes at varying interest rates ...
      $60 million

   -  ESOP debt repayment (guarantee) ... $29.1 million.

   At March 31, 1994, $813.7 million of commercial paper borrowings were outstanding. $403.7 million of borrowings were required to meet short-term financing needs, while $410.0 million of borrowings, intended to be maintained on a long-term basis, were classified as long-term debt. Commercial paper borrowings are supported by on-going credit provided by the company's revolving credit agreements.

   Capital expenditures during the first quarter of 1994 were $170.6 million compared to $177.0 million for the first quarter of 1993. The company continues to expect capital expenditures in 1994 will approximate $800 million.

ENVIRONMENTAL MATTERS
- - ---------------------

   The company is subject to federal, state and local environmental protection laws and regulations and is operating within such laws or is taking action aimed at assuring compliance with such laws and regulations. Compliance with these laws and regulations is not expected to materially affect the company's competitive position.
The company has not been identified as a Potentially Responsible Party
(PRP) at an Environmental Protection Agency designated clean-up site which could have a material impact on the company's consolidated financial statements.

                          PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

    At the Annual Meeting of Shareholders of the company held April 27, 1994, the following matters were voted upon:

    1.  Election of Andrew B. Craig III, Bernard A. Edison, Vernon
        R. Loucks, Jr., Vilma S. Martinez and Edward E. Whitacre, Jr. to serve as Directors of the company for a term of three years.

                                  For         Withheld    Non-Votes
                                  ---         --------    ---------
    Andrew B. Craig III         219,467,184    2,856,625        0
    Bernard A. Edison           219,053,186    3,270,624        0
    Vernon R. Loucks, Jr.       218,881,797    3,442,013        0
    Vilma S. Martinez           219,378,665    2,945,145        0
    Edward E. Whiteacre, Jr.    219,178,166    3,145,644        0

    2.  Approve certain amendments to the Anheuser-Busch Companies,
                                          -------------------------
        Inc.  1989 Incentive Stock Plan.
        -------------------------

        For          198,520,450
        Against       22,061,986
        Abstain        1,741,373
        Non-Votes              0

    3. Approve the employment of Price Waterhouse, as independent accountants, to audit the books and accounts of the company for 1994.

        For          219,888,550
        Against        1,514,505
        Abstain          920,754
        Non-Votes              0

    4.  Shareholder proposal to abolish the Retirement Plan for
                                            -------------------
        Non-Employee Directors.
        ----------------------

        For           42,397,635
        Against      157,746,544
        Abstain        3,610,324
        Non-Votes     18,569,307

    5. Shareholder proposal to require preparation of a beer marketing report.

        For           10,826,808
        Against      177,378,964
        Abstain       14,925,201
        Non-Votes     19,192,836

Item 5. Other Information

   In March 1994, the company's Board of Directors authorized the repurchase of 25 million shares, or approximately nine percent of the company's outstanding common stock. This share repurchase authorization will supplement the company's previous 20 million share repurchase authorization, which was approved in June, 1992. The June, 1992 program is more than 90 percent complete. No timetable was set for completion of these share repurchase programs.

   The national labor contract affecting the majority of the company's beer production employees expired February 28, 1994. The company and union representatives reached a tentative agreement in March, and on April 26 employees overwhelmingly voted in favor of all national issues. In addition, local agreements were ratified at 11 of the company's 13 breweries. Operations at all 13 breweries are continuing.


Item 6.  Exhibits and Reports on Form 8-K

    (a)   Exhibits
          --------

          4 - Indenture between the company and Manufacturers Hanover Trust Company (Incorporated by reference to
               Exhibit 4 to Registration Statement on Form S-3, Registration No. 33-14685, filed with the Commission on June 3, 1987.) (Other indentures are not filed, but the company agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request.)

        12 -   Ratio of Earnings to Fixed Charges

    (b)    Reports on Form 8-K
           -------------------

             Item Reported                         Date of Report
             -------------                         --------------

 Item 7(c).  Exhibits - (Ratio of Earnings        February 24, 1994
                         to Fixed Charges)

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             ANHEUSER-BUSCH COMPANIES, INC.
                             (Registrant)



                            Jerry E. Ritter
                            Jerry E. Ritter
                            Executive Vice President -
                            Chief Financial and Administrative
                            Officer
                            (Chief Financial Officer)
                            May 12, 1994





                           Gerald C. Thayer
                           Gerald C. Thayer
                           Vice President and Controller
                           (Chief Accounting Officer)
                           May 12, 1994