Form 10-Q
period 1994-06-30
ANHEUSER BUSCH COMPANIES INC
filed 1994-08-11
CIK 310569

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION


WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934


For Quarter Ended June 30, 1994


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


$1 Par Value Common Stock - 260,837,819 shares as of July 31, 1994


CONSOLIDATED STATEMENT OF INCOME
AND RETAINED EARNINGS

Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)
(In millions, except per share data)
                                                  2nd Quarter Ended   Six  Months Ended
                                                      June 30,            June 30,
                                                   1994      1993      1994      1993
                                                   ----      ----      ----      ----
Sales........................................... $3,608.7  $3,426.1  $6,623.9  $6,303.4
  Less federal and state excise taxes...........    439.6     435.3    (827.2)    809.2
                                                 --------  --------  --------  --------
Net sales.......................................  3,169.1   2,990.8   5,796.7   5,494.2
  Cost of products and services.................  2,012.5   1,897.9   3,746.4   3,551.0
                                                 --------  --------  --------  --------
Gross profit....................................  1,156.6   1,092.9   2,050.3   1,943.2
  Marketing, distribution and administrative
  expenses......................................    580.0     556.5   1,088.8   1,058.3
                                                 --------  --------  --------  --------
Operating income................................    576.6     536.4     961.5     884.9
Other income and expenses:
  Interest expense..............................    (56.0)    (51.4)   (110.8)   (100.1)
  Interest capitalized..........................      5.2      12.8       9.6      25.7
  Interest income...............................       .7       1.6       1.4       3.1
  Other income/(expense), net...................      4.1       5.7       6.8       6.7
                                                 --------  --------  --------  --------
Income before income taxes......................    530.6     505.1     868.5     820.3
Provision for income taxes......................    208.1     196.5     341.5     317.6
                                                 --------  --------  --------  --------
Net income......................................    322.5     308.6     527.0     502.7
Retained earnings, January 1....................  6,132.1   5,900.0   6,023.4   5,794.8
Common stock dividends (per share: 2nd quarter,
  1994--$.36; 1993--$.32; six months, 1994--
  $.72; 1993--$.64).............................    (95.2)    (87.1)   (191.0)   (176.0)
                                                 --------  --------  --------  --------
Retained earnings, June 30...................... $6,359.4  $6,121.5  $6,359.4  $6,121.5
                                                 ========  ========  ========  ========
Primary earnings per share...................... $   1.21  $   1.12  $   1.97  $   1.81
                                                 ========  ========  ========  ========
Fully diluted earnings per share................ $   1.20  $   1.11  $   1.96  $   1.80
                                                 ========  ========  ========  ========


See accompanying Notes to Consolidated Financial Statements on Page 3.


                                          2

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


CONSOLIDATED BALANCE SHEET
Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)
(In millions)

                                                            June 30,
                                                      --------------------
ASSETS                                                1994            1993
                                                      ----            ----
CURRENT ASSETS:

  Cash and marketable securities.................    $161.5         $ 144.7
  Receivables, less allowance for
    doubtful accounts............................     961.8           769.9
  Inventories--
    Raw materials and supplies...................     319.7           373.9
    Work in progress.............................     129.5           110.7
    Finished goods...............................     151.6           170.8
      Total inventories..........................     600.8           655.4
  Other current assets...........................     351.1           331.4
                                                  ---------       ---------
    Total current assets.........................   2,075.2         1,901.4


 INVESTMENTS AND OTHER ASSETS....................   1,588.5         1,638.5


 PLANT AND EQUIPMENT, NET........................   7,490.7         7,617.6
                                                  ---------       ---------
                                                  $11,154.4       $11,157.5
                                                  =========       =========




LIABILITIES AND SHAREHOLDER'S EQUITY
(In millions)


                                                            June 30,
                                                      --------------------
                                                      1994            1993
                                                      ----            ----
CURRENT LIABILITIES:
  Accounts payable............................... $   718.6       $   705.8
  Accrued salaries, wages and benefits...........     301.7           281.9
  Accrued taxes, other than income taxes.........     157.7           147.7
  Restructuring accrual..........................     116.6             --
  Other current liabilities......................     430.7           426.8
                                                  ---------       ---------
    Total current liabilities....................   1,725.3         1,562.2
                                                  ---------       ---------
POSTRETIREMENT BENEFITS..........................     630.0           556.5
                                                  ---------       ---------
LONG-TERM DEBT...................................   3,195.0         3,154.2
                                                  ---------       ---------
DEFERRED INCOME TAXES............................   1,230.1         1,305.8
                                                  ---------       ---------
SHAREHOLDERS EQUITY:
  Common stock...................................     343.5           341.8
  Capital in excess of par value.................     847.4           779.8
  Retained earnings..............................   6,359.4         6,121.5
  Foreign currency translation adjustment........     (31.6)          (13.9)
                                                  ---------        --------
                                                    7,518.7         7,229.2
  Treasury stock, at cost........................  (2,767.3)       (2,243.9)
  ESOP debt guarantee offset.....................    (377.4)         (406.5)
                                                  ---------       ---------
                                                    4,374.0         4,578.8
                                                  ---------       ---------
COMMITMENTS AND CONTINGENCIES....................                       --
                                                  $11,154.4       $11,157.5
                                                  =========       =========


CONSOLIDATED STATEMENT OF CASH FLOWS

Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)
(In millions, except per share data)
                                                     Six Months Ended June 30,
                                                     ------------------------
                                                       1994              1993
                                                       ----              ----
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income......................................     $  527.0      $  502.7
  Adjustments to net income to arrive at net cash
    provided by operations:
      Depreciation and amortization...............        312.3         296.3
      Increase in deferred income taxes...........         59.7          28.8
      Increase in non-cash working capital........       (336.2)        (53.5)
      Other, net..................................         94.0          51.1
                                                       ---------     ---------
  Cash provided by operating activities...........        656.8         825.4
                                                       ---------     ---------
CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures............................       (361.1)       (390.0)
  New business acquisitions.......................        (15.1)       (485.7)
                                                       ---------      --------
  Cash used for investing activities..............       (376.2)       (875.7)
                                                       ---------      --------
CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of long-term debt......................        229.8         566.1
  Decrease in long-term debt......................        (37.4)        (26.5)
  Acquisition of treasury stock...................       (287.7)       (401.0)
  Dividends paid to stockholders..................       (191.0)       (176.0)
  Shares issued under stock plans.................         39.8          17.4
                                                        --------      --------
  Cash used for financing activities..............       (246.5)        (20.0)
                                                        --------      --------
  Net (decrease) in cash and marketable
    securities during the period..................         34.1         (70.3)
  Cash and marketable securities at beginning of
    period........................................        127.4         215.0
                                                        --------      --------
  Cash and marketable securities at end of period.      $ 161.5       $ 144.7
                                                        ========      ========

A more adequate understanding of the company's financial position and business can be gained by reference to the Anheuser-Busch Companies, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity (cash flow) of Anheuser-Busch Companies, Inc. for the second quarter and six months ended June 30, 1994 compared to the second quarter and six months ended June 30, 1993 and the year ended December 31, 1993. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the company's Annual Report to Shareholders for the year ended December 31, 1993. Additional information concerning the company's consolidated financial and operating results is contained in the Letter to Shareholders section of the Second Quarter 1994 Shareholders Report.

OPERATIONS
- - ----------

   Gross sales for the second quarter of 1994 were $3.61 billion, an increase of $183 million, or 5.3%, over gross sales of $3.43 billion for the second quarter of 1993. Gross sales for the first half of 1994 were $6.62 billion compared to $6.30 billion for the first half of 1993, an increase of $321 million, or 5.1%.

   Net sales for the second quarter of 1994 were $3.17 billion, an increase of $178 million, or 6.0%, over net sales of $2.99 billion for the second quarter of 1993. Net sales for the first six months of 1994 were $5.80 billion, an increase of $303 million or 5.5% compared to net sales of $5.49 billion for the first six months of 1993. The difference between gross sales and net sales represents federal and state excise taxes paid by the company on beer sales.

   The increase in gross and net sales during the period primarily reflects the record increase in beer volume sales resulting from strong underlying trends for established Anheuser-Busch premium beer brands, the January 1994 rollout of Ice Draft from Budweiser, and international beer sales.
                                    7

   Anheuser-Busch, Inc., the company's brewing subsidiary and largest contributor to consolidated sales, reported record second quarter sales-to-wholesalers of 23.4 million barrels, an increase of 739,000 barrels, or 3.3%, over the 22.7 million barrels sold during the second quarter of 1993. Sales-to-wholesalers for the first six months of 1994 were also a record 43.6 million barrels compared to 42.1 million barrels during the first six months of 1993, an increase of 3.8%.

   Sales-to-retailers, considered a more accurate measure of underlying consumer demand, increased more than 4% during the first half of 1994. The company's Budweiser family of brands, including Ice Draft, grew by more than 5%, continuing the favorable mix trends established in the first quarter.

   Anheuser-Busch, Inc. beer sales for the second quarter and first six months of 1994 include about 200,000 barrels related to a previously announced contract-brewing arrangement for the production of Kirin Ice for sale by the Kirin Brewery in Japan.

   Ice Draft from Budweiser continues to perform well since its national rollout in January. Its success has led to the recent introduction of Ice Draft Light, which is scheduled for full national distribution in the third quarter.

   Anheuser-Busch, Inc. increased its market share during the first six months of 1994 compared to the first six months of 1993 by 1.2 share points, with sales volume representing 43.7% of total brewing industry sales in the U.S. (including imports and non-alcohol brews), according to estimates based on information provided by the Beer Institute. Anheuser-Busch has led the brewing industry in sales volume and market share each quarter since 1957.

   Cost of products and services for the second quarter of 1994 was $2.01 billion, an increase of 6.0% compared to the second quarter of 1993. Cost of products and services increased $195.4 million, or 5.5% for the first six months of 1994 compared to the prior year. The increase in cost of products
                                    8
and services is primarily attributable to the increase in beer sales volume, and higher ingredient and manufacturing costs at Campbell Taggart.

   Gross profit as a percentage of net sales was 36.5% for both the second quarter of 1994 and the second quarter of 1993. Gross profit as a percentage of net sales was 35.4% for both the first six months of 1994 and 1993. These statistics reflect increased margins in the company's domestic beer operations offset by lower margins for Campbell Taggart.

   Marketing, distribution and administrative expenses for the second quarter of 1994 were $580.0 million compared with $556.5 million for the second quarter of 1993, an increase of 4.2%. Marketing, distribution and administrative expenses during the first six months of 1994 were $1.09 billion, compared to $1.06 billion during the first six months of 1993, an increase of $30.5 million or 2.9%. These expenses, which grew at a rate consistent with inflation, increased primarily due to the higher beer sales volume and higher marketing and distribution expenses associated with the company's new joint venture in Japan.

   Operating income was $576.6 million for the second quarter of 1994, an increase of $40.2 million, or 7.5%, compared to $536.4 million for the second quarter of 1993. Operating income was $961.5 million for the first six months of 1994, an increase of $76.6 million, or 8.7%, compared to $884.9 million for the first six months of 1993. Operating income increased during the period primarily as a result of domestic beer performance.

   Campbell Taggart, Inc., the company's baking subsidiary, reported substantially lower profits during the period primarily as a result of lower margins due to increased price competition and higher ingredient costs. It is expected that Campbell Taggart will continue to experience lower margins for the rest of 1994 and will report substantially lower profits for the entire year.

   Net interest cost (interest expense less interest income) was $55.3 million for the second quarter of 1994, an increase of $5.5 million, or 11%, compared to net interest cost of $49.8 million for the second quarter of 1994. Net interest cost for the first six months of 1994 was $109.4 million, an increase of $12.4 million, or 12.8%, over net interest cost of $97 million for the corresponding period in 1993.

   The significant increase in net interest cost is due to higher average debt balances outstanding during the period, primarily as a result of financing international brewing investments (mid-1993) and share repurchases. The net change in debt during the twelve month period ended June 30, 1994 is summarized in the Financial Condition Section of this Discussion.

   Interest capitalized decreased $7.6 million and $16.1 million for the second quarter and first six months of 1994, respectively, as compared to the corresponding periods of 1993. The significant change in interest capitalized in 1994 is related to the Spring 1993 start-up of the company's new brewery in Cartersville, GA, which resulted in the cessation of interest capitalization on this major capital investment.

   The effective income tax rate was 39.2% of pre-tax earnings for the second quarter and 39.3% of pre-tax earnings for the first six months of 1994 as compared to 38.9% for the second quarter and 38.7% for the first six months of 1993. The increase in the effective tax rate is due primarily to the Revenue Reconciliation Act of 1993, implemented last August, which increased the federal income tax rate from 34% to 35%.

   Net income for the second quarter of 1994 was $322.5 million, an increase of $13.9 million, or 4.5%, compared to $308.6 million for the second quarter of 1993. Net income was $527.0 million for the first six months of 1994, an increase of $24.3 million, or 4.8%, compared with $502.7 million for the first six months of 1993. Net income reflects the unfavorable impact of higher interest expense and lower interest capitalized resulting from the factors previously identified.
                                    10

   Fully diluted earnings per share for the second quarter of 1994 were $1.20, an increase of 8.1% as compared to the second quarter of 1993. Fully diluted earnings per share for the first six months of 1994 were $1.96, an 8.9% increase over the prior year.

   Net income and earnings per share for the second quarter and first six months of 1994 include the unfavorable impact of last August's increase in the federal income tax rate from 34% to 35%.

   Excluding this tax rate increase, net income and earnings per share for the second quarter and first six months of 1994 would have been as follows:

                                  Percent Increase - 1994 vs. 1993
                     --------------------------------------------------------
                          Second Quarter                  Six Months
                          --------------                  ----------
                        As       Excluding Tax         As        Excluding Tax
                     Reported    Rate Increase      Reported     Rate Increase
                     --------    -------------      --------     -------------
Net Income             4.5%            6.3%           4.8%            6.6%

Fully Diluted          8.1%            9.9%           8.9%           10.5%
Earnings Per Share

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

FINANCIAL CONDITION
- - -------------------

   Cash and marketable securities at June 30, 1994 were $161.5 million, an increase of $16.8 million from the June 30, 1993 level and an increase of $34.1 million from the December 31, 1993 level.

   Total short-term and long-term debt increased $40.8 million during the twelve month period ended June 30, 1994. The net increase in debt during this period is due to the following:

    Debt Issuances ...... $352.8 million
    --------------
   -  7.375% notes due 2023 ... $200 million

   -  Commercial paper ... $152.8 million

    Debt Reduction ......$312.0 million
    --------------
   - Redemption of $244.5 million debt including: $100.0 million, 8% notes; $53.9 million, 8% dual currency notes; $86.0 million, various debentures; $6.9 million, 8.625% debentures; $1.4 million, 8% convertible debentures; and $4.6 million long-term notes at varying interest.

   -  Redemption of Industrial Revenue Bonds ... $3.4 million

   -  Maturity of Medium-term Notes at varying interest rates ... $35 million

   -  ESOP debt repayment (guarantee) ... $29.1 million


   At June 30, 1994, there were $797.9 million of commercial paper borrowings outstanding classified as long-term debt. This debt is expected to be maintained on a long-term basis with ongoing credit support provided by the company's revolving credit agreements.

   Capital expenditures during the second quarter and first six months of 1994 were $190.5 million and $361.1 million, respectively, as compared to $213.0 million and $390.0 million for the comparable periods of 1993. The company anticipates that capital expenditures for 1994 will approximate $700 million.

ENVIRONMENTAL MATTERS
- - ---------------------
   The company is subject to federal, state and local environmental protection laws and regulations and is operating within such laws or is taking action aimed at assuring compliance with such laws and regulations.

Compliance with these laws and regulations is not expected to materially affect the company's competitive position. None of the Environmental Protective Agency (EPA) designated clean-up sites for which Anheuser-Busch has been identified as a Potentially Responsible Party (PRP) could have a material impact on the company's consolidated financial statements.

                          PART II - OTHER INFORMATION
Item 5. Other Information

   During the second quarter, a four-year labor contract with the International Brotherhood of Teamsters affecting the majority of the company's beer production employees was ratified. The new contract (which expires February 28, 1998) enhances a wage and benefits package which is already the most attractive in the industry. The agreement also establishes an improved framework for the company to increase operating productivity over time.

   During the second quarter, Anheuser-Busch, Inc. signed a letter of intent with Redhook Ale Brewery, Inc. of Seattle, WA on an equity investment and distribution alliance. This strategic alliance will provide Anheuser-Busch and its wholesalers with the opportunity to efficiently and effectively participate in the small, but growing, micro-brewery segment of the beer market.

   Under the letter of intent, Redhook products will be distributed exclusively through Anheuser-Busch wholesalers in all new U.S. markets entered by Redhook. Also, subject to regulatory and other required approvals, the parties intend that Anheuser-Busch will make an equity investment in Redhook. Redhook will remain an independent company and will retain complete control of its production and marketing.

   In June, the company announced that it had signed a letter of intent to acquire an 80 percent ownership interest in the Zhongde Brewery in the People's Republic of China. This would provide Anheuser-Busch its second stake in the fast-growing Chinese beer market. Last year, the company
                                    13
purchased a 5 percent interest in Tsingtao, the largest brewer in China. The Zhongde Brewery is located in Wuhan, China's fifth largest city, and ranks among the leading brewers in China with 500,000 hectoliters (425,000 barrels) of annual production. The brewery, which currently produces the Steinbrau brand, would also be modified to brew Budweiser for distribution in China. Completion of the transaction, expected by the end of the year, is subject to final negotiations and receipt of necessary Chinese government and other required approvals.

Item 6.  Exhibits and Reports on Form 8-K

    (a)   Exhibits
          --------
          12 -   Ratio of Earnings to Fixed Charges

          No instruments defining the rights of holders of long-term debt are filed since the total amount of securities authorized under any such instruments does not exceed 10% of the total assets of the Company on a consolidated basis. The Company agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.


   (b)    Reports on Form 8-K
          -------------------

          No reports on Form 8-K were filed during the three month period ending June 30, 1994.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             ANHEUSER-BUSCH COMPANIES, INC.
                             (Registrant)


                           Jerry E. Ritter
                           Jerry E. Ritter
                           Executive Vice President -
                           Chief Financial and Administrative
                           Officer
                           (Chief Financial Officer)
                           August 11, 1994




                           Gerald C. Thayer
                           Gerald C. Thayer
                           Vice President and Controller
                           (Chief Accounting Officer)
                           August 11, 1994