Form 10-Q
period 1994-09-30
ANHEUSER BUSCH COMPANIES INC
filed 1994-11-10
CIK 310569

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION


                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


                     For Quarter Ended September 30, 1994


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



                             314-577-2000
         (Registrant's telephone number, including area code)

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


$1 Par Value Common Stock - 259,002,817 shares as of October 31, 1994

CONSOLIDATED STATEMENT OF INCOME
AND RETAINED EARNINGS

Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)
(In millions, except per share data)
                                               3RD QUARTER ENDED   NINE MONTHS ENDED
                                                 SEPTEMBER 30,       SEPTEMBER 30,
                                                1994      1993      1994      1993
                                                ----      ----      ----      ----
Sales........................................ $3,759.3  $3,618.1 $10,383.3  $9,921.5
  Less federal and state excise taxes........    461.4     461.4   1,288.6   1,270.6
                                              --------  --------  --------  --------
Net sales....................................  3,297.9   3,156.7   9,094.7   8,650.9
  Cost of products and services..............  2,062.0   1,977.4   5,808.4   5,528.4
                                              --------  --------  --------  --------
Gross profit.................................  1,235.9   1,179.3   3,286.3   3,122.5
  Marketing, distribution and administrative
    expenses.................................    635.7     609.6   1,724.5   1,667.9
  Restructuring charge.......................      -       565.0       -       565.0
                                              --------  --------  --------  --------
Operating income.............................    600.2       4.7   1,561.8     889.6
Other income and expenses:
  Interest expense...........................    (54.3)    (55.5)   (165.1)   (155.7)
  Interest capitalized.......................      5.6       4.7      15.2      30.4
  Interest income............................      1.3       1.3       2.7       4.4
  Other income/(expense), net................     (3.5)       .9       3.2       7.7
                                              --------  --------  --------  --------
Income before income taxes...................    549.3     (43.9)  1,417.8     776.4
Provision for income taxes:
  Current/deferred...........................   (219.9)      1.9    (561.4)   (315.7)
  Revaluation of deferred tax liability
    (FAS 109)................................      -       (33.0)      -       (33.0)

                                                --------   -------  --------   -------
Net income...................................    329.4     (75.0)    856.4     427.7
Retained earnings, January 1.................  6,359.4   6,121.5   6,023.4   5,794.9
Common stock dividends (per share: 3rd
  quarter, 1994--$.40; 1993--$.36; nine
  months, 1994--$1.12; 1993--$1.00)..........   (104.2)    (97.4)   (295.2)   (273.5)
                                              --------  --------  --------  --------
Retained earnings, September 30.............. $6,584.6  $5,949.1  $6,584.6  $5,949.1
                                              ========  ========  ========  ========
Primary earnings per share................... $   1.26  $   (.28) $   3.23  $   1.55
                                              ========  ========  ========  ========
Fully diluted earnings per share............. $   1.24  $   (.28) $   3.20  $   1.55
                                              =========  ========  ========  ========

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

CONSOLIDATED BALANCE SHEET
Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)

(In millions)



                                                         SEPTEMBER 30,
                                                     --------------------
                                                     1994            1993
                                                     ----            ----
ASSETS

CURRENT ASSETS:
  Cash and marketable securities................. $    81.4       $   140.4
  Receivables, less allowance for
    doubtful accounts............................     898.1           757.1
  Inventories--
    Raw materials and supplies...................     338.2           362.8
    Work in progress.............................     113.7           102.4
    Finished goods...............................     132.6           141.8
      Total inventories..........................     584.5           607.0
  Other current assets...........................     324.9           312.5
                                                  ---------       ---------
    Total current assets.........................   1,888.9         1,817.0

 INVESTMENTS AND OTHER ASSETS....................   1,601.3         1,615.4

 PLANT AND EQUIPMENT, NET........................   7,482.0         7,369.2
                                                  ---------       ---------
                                                  $10,972.2       $10,801.6
                                                  =========       =========






LIABILITIES AND SHAREHOLDER'S EQUITY
(in millions)
                                                         SEPTEMBER 30,
                                                     --------------------
                                                     1994            1993
                                                     ----            ----
CURRENT LIABILITIES:
  Accounts payable............................... $   717.2       $   760.7
  Accrued salaries, wages and benefits...........     289.9           298.4
  Accrued taxes, other than income taxes.........     159.6           163.9
  Restructuring accrual..........................      84.9           239.7
  Other current liabilities......................     426.8           492.0
                                                  ---------       ---------
    Total current liabilities....................   1,678.4         1,954.7
                                                  ---------       ---------
POSTRETIREMENT BENEFITS..........................     632.2           565.2
                                                  ---------       ---------
LONG-TERM DEBT...................................   2,949.9         2,822.2
                                                  ---------       ---------
DEFERRED INCOME TAXES............................   1,265.8         1,145.6
                                                  ---------       ---------
SHAREHOLDERS EQUITY:
  Common stock...................................     343.7           342.0
  Capital in excess of par value.................     845.7           781.9
  Retained earnings..............................   6,584.6         5,949.1
  Foreign currency translation adjustment........     (31.5)          (32.0)
                                                  ---------        --------
                                                    7,742.5         7,041.0
  Treasury stock, at cost........................  (2,919.2)       (2,320.6)
  ESOP debt guarantee offset.....................    (377.4)         (406.5)
                                                  ---------       ---------
                                                    4,445.9         4,313.9
                                                  ---------       ---------
COMMITMENTS AND CONTINGENCIES....................       --              --
                                                  $10,972.2       $10,801.6
                                                  =========       =========



CONSOLIDATED STATEMENT OF CASH FLOWS

Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)
(In millions)
                                                 Nine months ended September 30,
                                                         1994      1993
                                                         ----      ----
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income......................................  $ 856.4     $  427.7
  Adjustments to net income to arrive at net cash
    provided by operations:
      Depreciation and amortization...............    465.7        450.9
      (Decrease)/Increase in deferred income taxes     95.3       (131.4)
      Restructuring charge........................       -         565.0
      (Decrease)/Increase in non-cash working
        capital...................................   (276.8)       179.5
      Other, net..................................    122.0         27.0
                                                    -------      -------
  Cash provided by operating activities...........  1,262.6      1,518.7
                                                    -------      -------
CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures............................   (542.2)      (571.1)
  New business acquisitions.......................    (17.2)      (502.9)
                                                    -------      -------
  Cash used for investing activities..............   (559.4)    (1,074.0)
                                                    -------      -------
CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of long-term debt......................     49.6        312.4
  Decrease in long-term debt......................   (102.2)      (100.2)
  Acquisition of treasury stock...................   (439.6)      (477.8)
  Dividends paid to stockholders..................   (295.3)      (273.4)
  Shares issued under stock plans.................     38.3         19.7
                                                    -------      -------
  Cash used for financing activities..............   (749.2)      (519.3)
                                                    -------      -------
  Net (decrease) in cash and marketable securities
    during the period.............................    (46.0)       (74.6)
  Cash and marketable securities at beginning of
    period........................................    127.4        215.0
                                                    -------      -------
  Cash and marketable securities at end of period.  $  81.4      $ 140.4
                                                    =======      =======

A more adequate understanding of the company's financial position and business can be gained by reference to the Anheuser-Busch Companies, Inc. Annual Report on Form 10-K for
the fiscal year ended December 31, 1993.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION
- - - ------------

   This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity (cash flow) of Anheuser-Busch Companies, Inc. for the third quarter and nine months ended September 30, 1994 compared to the third quarter and nine months ended September 30, 1993 and the year ended December 31, 1993. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the company's Annual Report to Shareholders for the year ended December 31, 1993. Additional information concerning the company's consolidated financial and operating results is contained in the Letter to Shareholders section of the Third Quarter 1994 Shareholders Report.

Prior Year Non-Recurring Special Charges
- - - ----------------------------------------
   Financial results for the third quarter and nine months of last year
                                                              ---------
(1993) were affected by two non-recurring special charges as follows:
- - - ------

   1.    The company's Profitability Enhancement Program, which included
                       ----------------------------------
         significant operational and organizational changes, resulted in a one-time, pre-tax Restructuring Charge of $565 million, or $1.26 per share.

   2.    The Revenue Reconciliation Act of 1993, which increased the federal
             --------------------------
         income tax rate by one percentage point to 35% from 34%, resulted in a $33 million, or $.12 per share, one-time increase in the company's deferred tax liability.

   These two prior year special charges make it difficult to directly compare 1994 and 1993 financial results. Accordingly, financial comparisons are presented on both a "Normal Operations" basis (excluding the special charges)
                                               ---------
and an "As Reported" basis (including the special charges) in order to
                            ---------
facilitate a full understanding of company results.

Campbell Taggart, Inc.
- - - ----------------------

   The company's baking subsidiary, Campbell Taggart, Inc., continues to report substantially lower earnings in 1994 when compared to 1993. Campbell Taggart's earnings are now expected to decline approximately 50% for the full year 1994 versus 1993. The company has taken steps to improve the cost structure at its bakeries and has implemented management and organizational changes designed to better market and distribute its products.

OPERATIONS
- - - ----------

Sales
- - - -----

   Gross sales for the third quarter of 1994 were $3.8 billion, an increase of $141 million, or 3.9%, over gross sales of $3.6 billion for the third quarter of 1993. Gross sales for the nine months of 1994 were $10.4 billion compared to $9.9 billion for the nine months of 1993, an increase of $462 million, or 4.7%.

   Net sales for the third quarter of 1994 were $3.3 billion, an increase of $141 million, or 4.5%, over net sales of $3.2 billion for the third quarter of 1993. Net sales for the nine months of 1994 were $9.1 billion, an increase of $444 million or 5.1% over net sales of $8.7 billion for the nine months of 1993. The difference between gross sales and net sales represents federal and state excise taxes paid by the company on beer sales.

   The increase in gross and net sales during the period was driven primarily by higher domestic and international beer sales and reflects beer volume growth for established premium brands, new brand introductions and exports.

   Anheuser-Busch, Inc., the company's brewing subsidiary and largest contributor to consolidated sales, reported record third quarter sales-to-wholesalers of 24.2 million barrels, an increase of 168,000 barrels, or 0.7%, over the 24.0 million barrels sold during the third quarter of 1993. Sales-to-wholesalers for the nine months of 1994 were also a record 67.8 million barrels compared to 66.1 million barrels during the nine months of 1993, an increase of 2.7%.

   Anheuser-Busch beer sales for third quarter and nine months of 1994 include 117,000 and 338,000 barrels, respectively, related to a previously announced contract-brewing arrangement for the production of Kirin Ice for sale by the Kirin Brewery in Japan.

   The Budweiser Family of premium beers was a significant contributor to the increase in sales volume for the nine months. Bud Family sales-to-retailers increased by more than 3.5% for the nine months, led by Bud Light, which continues to grow at double-digit rates, and the successful introduction of Ice Draft from Budweiser and Ice Draft Light. Importantly, the company's flagship brand, Budweiser, has shown improvement in sales trend.

   During the third quarter, Bud Light became the largest selling light beer in the country and the second largest beer brand behind Budweiser. Anheuser-Busch beer brands are now the leader in the regular, light and non-alcohol beer categories, as well as the leader in each of the four price segments.

   Ice Draft from Budweiser continues to perform well since its national roll-out in January. Its success led to the introduction of Ice Draft Light, which achieved full national distribution in the third quarter.

   In 1993, the company built year-end beer inventories in anticipation of labor negotiations. The company will reduce those inventories to more normal levels at December 31, 1994. Accordingly, full year 1994 sales-to-wholesalers volume growth is expected to be approximately 1.5%. Sales-to-retailers, considered a more accurate measure of underlying consumer demand, are expected to grow in excess of 2.5% for 1994.

   Anheuser-Busch, Inc. increased its market share during the nine months
1994 compared to the nine months of 1993 by 0.6 share points, with sales volume representing 44.0% of total brewing industry sales (including imports), according to estimates based on information provided by the Beer Institute. Anheuser-Busch has led the brewing industry in sales volume and market share each quarter since 1957.

Cost of Products and Services
- - - -----------------------------

   Cost of products and services for the third quarter of 1994 was $2.1 billion, an increase of 4.3% compared to the third quarter of 1993. Cost of products and services increased $280.0 million, or 5.1%, for the nine months of 1994 compared to the prior year. The increase in cost of products and services is primarily attributable to the increase in beer sales volume and higher ingredient costs at Campbell Taggart.

   Gross profit as a percentage of net sales was 37.5% for the third quarter of 1994 compared to 37.4% for the same period of 1993. Gross profit as a percentage of net sales was 36.1% for both the nine months of 1994 and 1993. The third quarter statistics reflect increased margins by the company's beer operations, partially offset by lower margins for Campbell Taggart and the St. Louis National Baseball Club.

Marketing, Distribution and Administrative Expenses
- - - ---------------------------------------------------

   Marketing, distribution and administrative expenses for the third quarter of 1994 were $635.7 million compared with $609.6 million for the third quarter
of 1993, an increase of $26.1 million or 4.3%.   Marketing, distribution and
administrative expenses during the nine months of 1994 were $1.72 billion, compared to $1.67 billion during the first nine months of 1993, an increase of $56.5 million or 3.4%. These expenses increased primarily due to higher beer sales volume and the addition of marketing and distribution expenses associated with the company's joint venture in Japan which began operations in September 1993.

Prior Year Special Charges
- - - --------------------------

   As previously noted, 1993 third quarter and nine month operating income was affected by the Restructuring Charge. Net income and earnings per share for 1993 were also affected by the one-time increase in the company's deferred tax liability resulting from the Revenue Reconciliation Act of 1993. For clarity, the following financial comparisons are presented on both a "Normal Operations" basis (excluding the special charges) and an "As Reported" basis
                   ---------
(including the special charges).
 ---------

                         Third Quarter 1994 vs. 1993
                      ($ in millions, except per share)


                                    1993                     1993
                                   Normal                     As
                       1994      Operations   Increase     Reported   Increase

Operating             $600.2  |    $569.7       $30.5   |   $  4.7     $595.5
Income                        |                         |
                              |                         |
Pre-tax               $549.3  |    $521.1       $28.2   |   $(43.9)    $593.2
Income/(Loss)                 |                         |
                              |                         |
Net                   $329.4  |    $311.1       $18.3   |   $(75.0)    $404.4
Income/(Loss)                 |                         |
- - - -----------------------------------------------------------------------------
Fully-diluted         $ 1.24  |    $ 1.13       $ .11   |   $ (.28)    $ 1.52
Earnings/
(Loss) Per
Share


                          Nine Months 1994 vs. 1993
                      ($ in millions, except per share)


                                    1993                     1993
                                   Normal                     As
                       1994      Operations   Increase     Reported   Increase

Operating            $1,561.8  |  $1,454.6     $107.2   |   $889.6     $672.2
Income                         |                        |
                               |                        |
Pre-tax              $1,417.8  |  $1,341.4     $ 76.4   |   $776.4     $641.4
Income                         |                        |
                               |                        |
Net Income           $  856.4  |  $  813.8     $ 42.6   |   $427.7     $428.7
- - - -----------------------------------------------------------------------------
Fully-diluted        $   3.20  |  $   2.93     $  .27   |   $ 1.55     $ 1.65
Earnings Per                   |                        |
Share                          |                        |


Operating Income ("Normal Operations" basis)
- - - --------------------------------------------

   Operating income was $600.2 million for the third quarter of 1994, a 5.3% increase when compared to the third quarter of 1993. Operating income was $1.56 billion for the nine months of 1994, a 7.4% increase compared to the nine months of 1993.

   The increase in operating income is primarily the result of domestic and international beer performance, offset partially by lower earnings at Campbell Taggart and the St. Louis National Baseball Club.

Net Interest Cost
- - - -----------------

   Net interest cost (interest expense less interest income) was $53.0 million for the third quarter of 1994, a decrease of $1.2 million, or 2.1%, compared to net interest cost of $54.2 million for the third quarter of 1993. Net interest cost for the nine months of 1994 was $162.4 million an increase of $11.1 million, or 7.4%, above net interest cost of $151.3 million for the corresponding period in 1993.

   The increase in net interest cost for the nine months is due to higher average debt balances outstanding during the period, primarily as a result of financing international brewing investments (mid-1993) and share repurchases. The net change in debt during the twelve month period ended September 30, 1994 is summarized in the Financial Condition Section of this discussion.

Interest Capitalized
- - - --------------------

   Interest capitalized increased $.9 million for the quarter and decreased $15.2 million for the nine months of 1994, respectively, as compared to the corresponding periods of 1993. The decline in interest capitalized for the nine months of 1994 is related to the Spring 1993 start-up of the company's new brewery in Cartersville, GA, which resulted in the cessation of interest capitalization on this major capital investment.

Other Income/(Expense), Net
- - - ---------------------------

   Other income/(expense), net, includes numerous items of a non-operating nature which do not have a material impact on the company's consolidated results of operations (either individually or in the aggregate).


Income Taxes ("Normal Operations" basis)
- - - ----------------------------------------

   The effective income tax rate was 40.0% of pre-tax earnings for the third quarter and 39.6% for the nine months of 1994, as compared to 40.3% for the third quarter and 39.3% for the nine months of 1993. The decrease in the effective income tax rate for the third quarter of 1994 compared to the third quarter of 1993 reflects the fact that the third quarter of 1993 includes the cumulative nine month 1993 rate increase impact for the Revenue Reconciliation Act of 1993. As the tax rate increase was signed into law during the third quarter 1993, accounting rules required the cumulative impact to be reported during that quarter.


Net Income ("Normal Operations" basis)
- - - --------------------------------------

   Net income for the third quarter of 1994 was $329.4 million, an increase of $18.3 million, or 5.9%, compared to the third quarter of 1993. For the nine months of 1994, net income was $856.4 million, or an increase of 5.2% compared to the prior year.

Earnings Per Share ("Normal Operations" basis)
- - - ----------------------------------------------

   Fully diluted earnings per share for the third quarter of 1994 were $1.24, an increase of 9.7% as compared to the third quarter of 1993. Fully diluted earnings per share for the nine months of 1994 were $3.20, an increase of 9.2% over the prior year.

   Fully diluted earnings per share assume the conversion of the company's 8% Convertible Debentures due 1996 and the elimination of related after-tax interest expense. The difference between the percentage change in net income and the percentage change in earnings per share was due to fewer shares outstanding as a result of the company's continuing share repurchase program.

FINANCIAL CONDITION
- - - -------------------

   Cash and marketable securities at September 30, 1994 were $81.4 million, a decrease of $59.0 million from the September 30, 1993 level and a decrease of $46.0 million from the December 31, 1993 level. The decrease in cash and marketable securities from the September 1993 level is due primarily to cash used to support the company's capital expenditure and share repurchase programs, partially offset by cash generated by operations.

   Total short-term and long-term debt increased $127.7 million during the twelve month period ended September 30, 1994. The net increase in debt during this period is primarily due to the following:

   Debt Issuances ...... $425.4 million
   --------------

   - Commercial paper ... $425.4 million

   Debt Reduction ......$297.7 million
   --------------

   - Redemption of public term debt ... $253.6 million.

   - Maturity of Medium-term notes at varying interest rates ... $15 million

   - ESOP debt repayment (guarantee) ... $29.1 million

   At September 30, 1994, $617.1 million of commercial paper borrowings outstanding were classified as long-term debt. This debt is expected to be maintained on a long-term basis with ongoing credit provided by the company's revolving credit agreements.

   Capital expenditures during the third quarter and nine months of 1994 were $104.6 million and $542.2 million, respectively, as compared to $181.1 million and $571.1 million for the comparable periods of 1993. The company anticipates that capital expenditures for 1994 will approximate $770 million.

ENVIRONMENTAL MATTERS
- - - ---------------------

   The company is subject to federal, state and local environmental protection laws and regulations and is operating within such laws or is taking action aimed at assuring compliance with such laws and regulations. Compliance with these laws and regulations is not expected to materially affect the company's competitive position. None of the potential costs associated with Environmental Protection Agency (EPA) designated clean-up sites for which Anheuser-Busch has been identified as a Potentially Responsible Party (PRP) would have a material impact on the company's consolidated financial statements.

                         PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits
       --------

         10 -   Consulting Agreement between Anheuser-Busch
                Companies, Inc. and a former executive officer

         12 -   Ratio of Earnings to Fixed Charges

         27 -   Financial Data Schedule

No instruments defining the rights of holders of long-term debt are filed since the total amount of securities authorized under any such instruments does not exceed 10% of the total assets of the Company on a consolidated basis. The Company agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

(b)  Reports on Form 8-K
     -------------------

            No reports on Form 8-K were filed during the three month period ending September 30, 1994.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          ANHEUSER-BUSCH COMPANIES, INC.
                          (Registrant)



                          s/Jerry E. Ritter
                          ----------------------------------
                          Jerry E. Ritter
                          Executive Vice President -
                          Chief Financial and Administrative
                          Officer
                          (Chief Financial Officer)
                          November 10, 1994





                          s/Gerald C. Thayer
                          ----------------------------------
                          Gerald C. Thayer
                          Vice President and Controller
                          (Chief Accounting Officer)
                          November 10, 1994

                    INDEX TO EXHIBITS




 Exhibit No.   Exhibit
 -----------   -------

    10         Consulting Agreement between Anheuser-Busch
               Companies, Inc. and a former executive officer

    12         Ratio of Earnings to Fixed Charges

    27         Financial Data Schedule