Form 10-Q
period 1995-03-31
ANHEUSER BUSCH COMPANIES INC
filed 1995-05-12
CIK 310569

                                  FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION


                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


                       For Quarter Ended March 31, 1995


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


$1 Par Value Common Stock - 256,358,489 shares as of April 30, 1995

CONSOLIDATED STATEMENT OF INCOME
AND RETAINED EARNINGS

Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)
(In millions, except per share data)


Three months ended March 31,                       1995      1994
- ----------------------------                       ----      ----

Sales........................................... $3,143.6  $3,015.2
  Less federal and state excise taxes...........    387.1     387.6
                                                 --------  --------
Net sales.......................................  2,756.5   2,627.6
  Cost of products and services.................  1,818.2   1,733.9
                                                 --------  --------
Gross profit....................................    938.3     893.7
  Marketing, distribution and administrative
  expenses......................................    530.1     508.8
                                                 --------  --------
Operating income................................    408.2     384.9
Other income and expenses:

  Interest expense..............................    (57.1)    (54.8)
  Interest capitalized..........................      5.5       4.4
  Interest income...............................      1.4        .8
  Other income/(expense), net...................     (2.0)      2.7
                                                 --------  --------
Income before income taxes......................    356.0     338.0
Provision for income taxes......................   (139.9)   (133.6)
                                                 --------  --------
Net Income......................................    216.1     204.4
Retained earnings, January 1....................  6,656.7   6,023.4
Common stock dividends (per share: 1995--$.40;
  1994--$.36)                                      (102.7)    (95.8)
                                                 --------  --------
Retained earnings, March 31..................... $6,770.1  $6,132.0
                                                 ========  ========
Primary earnings per share...................... $    .83  $    .76
                                                 ========  ========
Fully diluted earnings per share................ $    .83  $    .76
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

       31, 1994.  In the opinion of the company's management, all adjustments,

       consisting of normal recurring adjustments, necessary for a fair presentation of the financial statements have been included therein.



2.     Earnings Per Share:  Primary earnings per share of common stock are based on the weighted average number of shares of common stock outstanding during the period.  Fully diluted earnings per share of common stock assume the conversion of the company's 8% Convertible

       Debentures due 1996 and the elimination of related after-tax interest expense.

CONSOLIDATED BALANCE SHEET
Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)
(In millions)

                                                   MARCH 31,
ASSETS                                        1995           1994
CURRENT ASSETS:                               ----           ----

Cash and marketable securities...........  $  122.2       $   92.8
Receivables, less allowance for
  doubtful accounts......................     827.0          889.8
Inventories--
  Raw materials and supplies.............     472.5          392.4
  Work in progress.......................     101.8          111.9
  Finished goods.........................     173.3          171.1
    Total inventories....................     747.6          675.4
Other current assets.....................     300.4          324.8
                                          ---------      ---------
  Total current assets...................   1,997.2        1,982.8
INVESTMENTS AND OTHER ASSETS.............   1,664.1        1,593.9
PLANT AND EQUIPMENT, NET.................   7,601.3        7,518.0
                                          ---------      ---------
  TOTAL ASSETS........................... $11,262.6      $11,094.7
                                          =========      =========
LIABILITIES AND SHAREHOLDER'S EQUITY

CURRENT LIABILITIES:
  Short-term debt........................ $    95.0      $   403.7
  Accounts payable.......................     713.5          685.9
  Accrued salaries, wages and benefits...     301.3          254.5
  Accrued taxes, other than
    income taxes.........................     141.4          127.4
  Restructuring accrual..................      30.9          177.6
  Other current liabilities..............     501.2          515.3
                                          ---------      ---------
    Total current liabilities............   1,783.3        2,164.4
                                          ---------      ---------
POSTRETIREMENT BENEFITS..................     630.9          619.7
                                          ---------      ---------
LONG-TERM DEBT...........................   3,047.7        2,822.4
                                          ---------      ---------
DEFERRED INCOME TAXES....................   1,282.8        1,194.4
                                          ---------      ---------
SHAREHOLDERS EQUITY:
  Common stock...........................     344.4          343.2
  Capital in excess of par value.........     880.1          826.3
  Retained earnings......................   6,770.1        6,132.0
  Foreign currency translation adjustment     (13.6)         (36.8)
                                          ---------       --------
                                            7,981.0        7,264.7
  Treasury stock, at cost................  (3,116.0)      (2,593.5)
  ESOP debt guarantee offset.............    (347.1)        (377.4)
                                          ---------      ---------
                                            4,517.9        4,293.8
                                          ---------      ---------
COMMITMENTS AND CONTINGENCIES............     -              -
  TOTAL LIABILITIES AND EQUITY........... $11,262.6      $11,094.7
                                          =========      =========

CONSOLIDATED STATEMENT OF CASH FLOWS

Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)
(In millions)


Three months ended March 31,                              1995      1994
- ----------------------------                              ----      ----

CASH FLOW FROM OPERATING ACTIVITIES:
  Net income........................................  $ 216.1   $  204.4
  Adjustments to net income to arrive at net cash
    provided by operations:
      Depreciation and amortization.................    154.9      155.8
      Increase in deferred income taxes.............     24.5       24.0
      Decrease in non-cash working capital..........   (150.6)    (277.1)
      Other, net....................................     39.3        3.5
                                                      -------    -------
  Cash provided by operating activities.............    284.2      110.5
                                                      -------    -------
CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures..............................   (205.2)    (170.6)
  New business acquisitions.........................    (55.6)      (6.7)
                                                     --------    -------
  Cash used for investing activities................   (260.8)    (177.3)
                                                      -------     ------
CASH FLOW FROM FINANCING ACTIVITIES:
  Increase in short-term debt.......................     95.0      403.7
  Increase in long-term debt........................     14.5         .5
  Decrease in long-term debt........................    (14.9)    (180.6)
  Acquisition of treasury stock.....................    (73.4)    (113.9)
  Dividends paid to stockholders....................   (102.7)     (95.8)
  Shares issued under stock plans...................     23.9       18.3
                                                      -------     ------
  Cash (used for)/provided by financing activities..    (57.6)      32.2
                                                      -------     ------
  Net decrease in cash and marketable securities
    during the period...............................    (34.2)     (34.6)
  Cash and marketable securities at beginning of
    period..........................................    156.4      127.4
                                                      -------     ------
  Cash and marketable securities at end of period...  $ 122.2     $ 92.8
                                                      =======     ======


A more adequate understanding of the company's financial position and business can be gained by reference to the Anheuser-Busch Companies, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


INTRODUCTION
- ------------

  This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of Anheuser-Busch Companies, Inc. for the first quarter ended March 31, 1995 compared to the first quarter ended March 31, 1994 and the year ended December

31, 1994.  This discussion should be read in conjunction with the financial statements and notes thereto included in the company's Annual Report to

Shareholders for the year ended December 31, 1994.  Additional information concerning the company's consolidated financial and operating results is contained in the Letter to Shareholders section of the First Quarter 1995

Shareholders Report.


OPERATIONS
- ----------

  Anheuser-Busch Companies, Inc. achieved record gross sales of $3.14 billion during the first quarter of 1995, an increase of 4.3% over 1994 first quarter gross sales of $3.02 billion.  Anheuser-Busch also achieved record net sales of $2.76 billion during the first quarter of 1995, an increase of 4.9% over the same period in 1994.  The increase in gross and net sales during the quarter is primarily attributable to higher beer sales and stronger sales by the company's packaging subsidiaries.


  Anheuser-Busch, Inc., the company's brewing subsidiary and largest contributor to consolidated sales, reported record sales of 20.4 million barrels of beer during the first quarter of 1995.  This sales volume level represents an increase of 115,000 barrels --- or 0.6% --- over first quarter

1994 beer volume
sales of 20.2 million barrels.  Anheuser-Busch, Inc. market share remained constant during the first quarter of 1995 at 44.3% of total industry shipments

(including imports, exports and non-alcohol brews), as estimated based on information provided by the Beer Institute.  Anheuser-Busch has led the brewing industry in sales volume and market share each quarter since 1957.


  There are two key factors to be considered in comparing the company's 1995 beer volume results to the first quarter 1994:


  1.  First quarter 1994 beer shipments were unusually high due to a planned wholesaler inventory build in advance of 1994 national labor negotiations.

These negotiations were successfully concluded in 1994, allowing the company to reduce wholesaler inventories and return to a more normal shipment pattern in 1995.


  2.  Sales of Anheuser-Busch ice beers during the first quarter 1995 were significantly lower than last year.  The relatively high 1994 volume was the result of product introduction in the new ice beer category.  1994 shipment volume reflected consumer trial of the new product combined with the building of inventory at the wholesaler and retailer levels.


  The company's 1994 and 1995 beer market pricing activity has narrowed the spread between the premium and sub-premium beer price categories.  Wider spreads, which developed after the federal excise tax on beer was doubled in

1991, had given consumers an incentive to trade down.  This trend has been reversed, and sales trends for the company's premium beer products have improved.

  Cost of products and services for the first quarter of 1995 was $1.82 billion, a 4.9% increase compared to the $1.73 billion reported for the first quarter of 1994.  The increase in cost of products and services is attributable to higher material costs of the company's packaging subsidiaries,

the increase in beer sales volume and increased costs associated with beer packaging materials.


  Gross profit as a percentage of net sales was 34.0% for both the first quarter of 1995 and  the first quarter of 1994.


  Marketing, distribution and administration expenses for the first quarter of

1995 were $530.1 million compared with $508.8 million for the first quarter of

1994, an increase of 4.2%.  The increase during first quarter 1995 compared to

1994 is primarily related to increased marketing and distribution costs associated with the company's international beer operations.


  Operating income was $408.2 million for the first quarter of 1995, an increase of $23.3 million, or 6.0%, compared to $384.9 million for the first quarter of 1994.  Operating income was favorably impacted by higher beer margins and increased profits at the company's metal container subsidiary.


  Campbell Taggart, Inc., the company's baking and food products subsidiary,

reported higher operating profits (excluding the effects of bakery closings)

during first quarter 1995 compared to first quarter 1994.  It is expected that this subsidiary's operating profits will significantly improve in 1995 from a disappointing 1994, as Campbell Taggart continues to improve its cost structure through improved bakery efficiencies.

  Net interest cost (interest expense less interest income) was $55.7 million for the first quarter of 1995, an increase of $1.7 million, or 3.0%, compared to net interest cost of $54.0 million for the first quarter of 1994.  The increase is due primarily to higher average interest rates during the period on the company's commercial paper borrowings.  The net change in debt during this period is summarized in the Financial Condition Section of this

Discussion.


  Interest capitalized increased $1.1 million, or 24.6%, for the first quarter of 1995 as compared to the corresponding period of 1994.  The increase in interest capitalized in 1995 is primarily related to construction of the new

Metal Container Corporation plant in Mira Loma, California.


  The effective income tax rate was 39.3% of pretax earnings for the first quarter of 1995 compared to 39.5% for the first quarter of 1994.  Net income for the first quarter of 1995 was $216.1 million, an increase of 5.7% over the comparable period in 1994.


  Fully diluted earnings per share for the first quarter of 1995 were $.83, an increase of 9.2% as compared to the first quarter of 1994.  Fully diluted earnings per share assume the conversion of the company's 8% Convertible

Debentures due 1996 and the elimination of related after-tax interest expense.

The difference between the percentage change in net income (5.7%) and the percentage change in earnings per share (9.2%) was due to the reduction in the number of shares outstanding as a result of the company's continuing share repurchase program.

FINANCIAL CONDITION
- -------------------

  Cash and marketable securities at March 31, 1995 were $122.2 million, an increase of  $29.4 million from the March 31, 1994 level and a decrease of

$34.2 million from the December 31, 1994 level.  The increase in cash and marketable securities at March 31, 1995 compared to the March 31, 1994 level is primarily related to cash generated from operating activities and increased commercial paper borrowings, offset partially by cash used for the company's capital expenditure and share repurchase programs.


  Total short-term and long-term debt decreased $83.4 million during the twelve month period ended March 31, 1995.  The net decrease in debt during this period is primarily due to the following:


  Debt Issuances ... $44.7 million of net incremental commercial paper
  --------------

  Debt Reduction ... $128.1 million
  --------------
  -  Redemption of $97.8 million of long-term debt.

  -  ESOP debt repayment (guarantee) ... $30.3 million.

  At March 31, 1995, $858.4 million of commercial paper borrowings were outstanding ... $95.0 million required to meet short-term financing needs and classified as short-term debt and $763.4 million intended to be maintained on a long-term basis and classified as long-term debt.  Commercial paper borrowings are supported by the company's $1 billion credit agreement.


  Capital expenditures during the first quarter of 1995 were $205.2 million compared to $170.6 million for the first quarter of 1994.  The company continues to expect that capital expenditures in 1995 will approximate $950 million.

ENVIRONMENTAL MATTERS
- ---------------------

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


                        PART II - OTHER INFORMATION


Item 1. Legal Proceedings

     The company's wholly owned indirect subsidiary, Campbell Taggart Baking

Companies, Inc., had been served with a subpoena by the Antitrust Division of the U.S. Department of Justice in connection with a federal grand jury investigation regarding the sale of bread and bread products, principally in the State of Texas.  In April, 1995, the U.S. Department of Justice indicated

to the company's wholly owned subsidiary, Campbell Taggart, Inc. (Campbell

Taggart), the parent company of Campbell Taggart Baking Companies, Inc., that its Dallas baking operations had become a target of this investigation.  The company cannot predict what action, if any, the U.S. Department of Justice may institute against Campbell Taggart.  The company believes that Campbell

Taggart has substantial factual and legal defenses against any action that may be instituted against it, and that the ultimate rsolution of this matter will not materially affect the company's financial position,

liquidity or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders


   At the Annual Meeting of Shareholders of the company held April 26, 1995,

the following matters were voted upon:

    1.  Election of Pablo Aramburuzabala O., August A. Busch III, Peter M.

        Flanigan, Andrew C. Taylor and Douglas A. Warner III to serve as

        Directors of the company for a term of three years.

                                        For         Withheld    Non-Votes
                                        ---         --------    ---------
        Pablo Aramburuzabala O.     222,259,039    2,522,469        0
        August A. Busch III         222,630,862    2,150,646        0
        Peter M. Flanigan           222,325,928    2,455,579        0
        Andrew C. Taylor            222,462,310    2,319,198        0
        Douglas A. Warner III       222,446,579    2,334,929        0



    2.  Approve the Officer Bonus Plan.

        For          198,107,731
        Against       23,413,200
        Abstain        3,260,577
        Non-Votes              0



     3. Approve the employment of Price Waterhouse LLP, as independent accountants, to audit the books and accounts of the company for 1995.

        For          222,397,503
        Against        1,386,450
        Abstain          997,555
        Non-Votes              0

    4.  Shareholder proposal to abolish the Retirement Plan for Non-Employee
                                            --------------------------------
        Directors.
        ---------

        For           43,622,654
        Against      158,653,293
        Abstain        5,289,885
        Non-Votes     17,215,675

    5. Shareholder proposal to require preparation of a beer marketing report.

        For           12,388,203
        Against      184,427,978
        Abstain       10,781,101
        Non-Votes     17,184,225


Item 5. Other Information

  Prior to the company's annual shareholders' meeting, Anheuser-Busch announced a number of agreements that significantly enhance the company's international presence:


1.   On January 27, Anheuser-Busch announced a partnership with Sociedad

     Anonima Damm, one of Spain's largest brewers. Damm will brew and package the "Bud" brand under contract in Spain. Anheuser-Busch will also use

     Damm's wholesalers, on a non-exclusive basis, to supplement and broaden the brand's existing distribution in Spain.

2.   On February 22, the company announced plans for the purchase of an equity stake and formation of a strategic partnership with Companhia Antarctica

     Paulista, one of the largest brewers in Brazil.  Antarctica's flagship brand, Antarctica, has recently gained the leadership position in the

     Brazilian beer market.  The planned $105 million investment will give

     Anheuser-Busch a 10 percent interest in a new Antarctica subsidiary which will control approximately 75% of Antarctica's subsidiaries.

     Anheuser-Busch also has an option to increase its equity investment in the new subsidiary to 30 percent in the future. The investment is subject to satisfactory completion of due diligence and approval from all appropriate authorities.
                                    13

3.   On February 27, the company announced finalization of the purchase of a controlling interest in a brewery located in the People's Republic of

     China, the world's second largest beer market.  The company purchased an

     80 percent interest in a joint venture that owns the brewery located in the city of Wuhan.  The remaining 20 percent of the new joint venture,

     Budweiser Wuhan International Brewing Co. Ltd., will be owned by the original joint venture partners.  This transaction represents

     Anheuser-Busch's first purchase of a majority interest in an international brewery.

4.   On April 12, Anheuser-Busch and Courage Limited announced a joint venture that will consolidate the brewing and packaging of Budweiser in the Stag

     Brewery at Mortlake in London.  This new arrangement will help meet the increasing demand in the U.K. for Budweiser, which recently became the country's number one premium packaged lager.

     Anheuser-Busch will have operating control and will own a 50 percent share of the joint venture. A new bottling line at Mortlake is expected to be installed in mid-1996.  Courage is leasing the Stag Brewery site to the joint venture.

  These agreements build upon a foundation that firmly establishes Anheuser-

Busch as a direct participant in most major beer markets in Western Europe,

Asia-Pacific and the Americas.

Item 6.  Exhibits and Reports on Form 8-K

    (a)   Exhibits
          --------
         4 - No instruments defining the right of holders of long-term debt are filed since the total amount of securities authorized under any such instrument does not exceed 10% of the assets of the Company on a consolidated basis. The Company agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request.

        12 -    Ratio of Earnings to Fixed Charges

    (b) Reports on Form 8-K
        -------------------
                No reports on Form 8-K were filed during the three month period ending March 31, 1995.
                                    14

                                SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             ANHEUSER-BUSCH COMPANIES, INC.
                             (Registrant)


                             /s/JERRY E. RITTER
                             -----------------------------------
                             Jerry E. Ritter
                             Executive Vice President -
                             Chief Financial and Administrative
                             Officer
                             (Chief Financial Officer)
                             May 12, 1995




                             /s/GERALD C. THAYER
                             -----------------------------------
                             Gerald C. Thayer
                             Vice President and Controller
                             (Chief Accounting Officer)
                             May 12, 1995