Form 10-Q
period 1995-06-30
ANHEUSER BUSCH COMPANIES INC
filed 1995-07-31
CIK 310569

                                 FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION


                         WASHINGTON, D.C. 20549

                                FORM 10-Q

               Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934


                     For Quarter Ended June 30, 1995


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


$1 Par Value Common Stock - 255,459,426 shares as of June 30, 1995


CONSOLIDATED STATEMENT OF INCOME
AND RETAINED EARNINGS

Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)
(In millions, except per share data)
                                                  2nd Quarter Ended   Six  Months Ended
                                                      June 30,            June 30,
                                                   1995      1994      1995      1994
                                                   ----      ----      ----      ----
Sales........................................... $3,739.1  $3,608.7  $6,882.7  $6,623.9
  Less federal and state excise taxes...........    447.0     439.6     834.1     827.2
                                                 --------  --------  --------  --------
Net sales.......................................  3,292.1   3,169.1   6,048.6   5,796.7
  Cost of products and services.................  2,093.2   2,012.5   3,911.4   3,746.4
                                                 --------  --------  --------  --------
Gross profit....................................  1,198.9   1,156.6   2,137.2   2,050.3
  Marketing, distribution and administrative
  expenses......................................    608.9     580.0   1,139.0   1,088.8
                                                 --------  --------  --------  --------
Operating income................................    590.0     576.6     998.2     961.5
Other income and expenses:
  Interest expense..............................    (57.4)    (56.0)   (114.5)   (110.8)
  Interest capitalized..........................      5.4       5.2      10.8       9.6
  Interest income...............................      2.9        .7       4.3       1.4
  Other income/(expense), net...................      1.0       4.1       (.9)      6.8
                                                 --------  --------  --------  --------
Income before income taxes......................    541.9     530.6     897.9     868.5
Provision for income taxes......................    212.8     208.1     352.7     341.5
                                                 --------  --------  --------  --------
Net income......................................    329.1     322.5     545.2     527.0
Retained earnings, January 1....................  6,770.1   6,132.1   6,656.7   6,023.4
Common stock dividends (per share: 2nd quarter,
  1995--$.40; 1994--$.36; six months, 1995--
  $.80; 1994--$.72).............................   (102.6)    (95.2)   (205.3)   (191.0)
                                                 --------  --------  --------  --------
Retained earnings, June 30...................... $6,996.6  $6,359.4  $6,996.6  $6,359.4
                                                 ========  ========  ========  ========
Primary earnings per share...................... $   1.27  $   1.21  $   2.11  $   1.97
                                                 ========  ========  ========  ========
Fully diluted earnings per share................ $   1.26  $   1.20  $   2.09  $   1.96
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

    1994.  The balance sheet reflects a reclassification of approximately

    $130 million from Plant and Equipment to Investments and Other Assets.

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

CONSOLIDATED BALANCE SHEET
Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)
(In millions)




                                                            June 30,
                                                      --------------------
ASSETS                                                1995            1994
                                                      ----            ----
CURRENT ASSETS:

  Cash and marketable securities................. $   105.0      $    161.5
  Receivables, less allowance for
    doubtful accounts............................     909.0           961.8
  Inventories--
    Raw materials and supplies...................     415.6           319.7
    Work in progress.............................     100.3           129.5
    Finished goods...............................     179.3           151.6
      Total inventories..........................     695.2           600.8
  Other current assets...........................     363.0           351.1
                                                  ---------       ---------
    Total current assets.........................   2,072.2         2,075.2


 INVESTMENTS AND OTHER ASSETS....................   1,784.6         1,724.5


 PLANT AND EQUIPMENT, NET........................   7,584.1         7,354.7
                                                  ---------       ---------
    TOTAL ASSETS................................. $11,440.9       $11,154.4
                                                  =========       =========

LIABILITIES AND SHAREHOLDER'S EQUITY
(in millions)

                                                            June 30,
                                                      --------------------
                                                      1995            1994
                                                      ----            ----
CURRENT LIABILITIES:

  Accounts payable............................... $   758.7       $   718.6
  Accrued salaries, wages and benefits...........     326.2           301.7
  Accrued taxes, other than income taxes.........     161.1           157.7
  Restructuring accrual..........................      18.9           116.6
  Other current liabilities......................     377.8           430.7
                                                  ---------       ---------
    Total current liabilities....................   1,642.7         1,725.3

                                                  ---------       ---------
POSTRETIREMENT BENEFITS..........................     633.1           630.0
                                                  ---------       ---------
LONG-TERM DEBT...................................   3,176.4         3,195.0
                                                  ---------       ---------
DEFERRED INCOME TAXES............................   1,320.2         1,230.1
                                                  ---------       ---------
SHAREHOLDERS EQUITY:
  Common stock...................................     345.2           343.5
  Capital in excess of par value.................     907.1           847.4
  Retained earnings..............................   6,996.6         6,359.4
  Foreign currency translation adjustment........      (7.0)          (31.6)
                                                  ---------        --------
                                                    8,241.9         7,518.7
  Treasury stock, at cost........................  (3,226.3)       (2,767.3)
  ESOP debt guarantee offset.....................    (347.1)         (377.4)
                                                  ---------       ---------
                                                    4,668.5         4,374.0
                                                  ---------       ---------
COMMITMENTS AND CONTINGENCIES....................      --               --
  TOTAL LIABILITIES AND EQUITY................... $11,440.9       $11,154.4
                                                  =========       =========

CONSOLIDATED STATEMENT OF CASH FLOWS

Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)
(In millions, except per share data)

                                                     Six Months Ended June 30,
                                                     ------------------------
                                                      1995              1994
                                                      ----              ----

CASH FLOW FROM OPERATING ACTIVITIES:
  Net income......................................    $  545.2      $  527.0
  Adjustments to net income to arrive at net cash
    provided by operations:
      Depreciation and amortization...............       313.8         312.3
      Increase in deferred income taxes...........        61.9          59.7
      Increase in non-cash working capital........      (288.4)       (336.2)
      Other, net..................................        56.7          94.0
                                                      ---------     ---------
  Cash provided by operating activities...........       689.2         656.8
                                                      ---------     ---------
CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures............................      (473.0)       (361.1)
  New business acquisitions.......................       (58.7)        (15.1)
                                                      ---------      --------
  Cash used for investing activities..............      (531.7)       (376.2)
                                                      ---------      --------
CASH FLOW FROM FINANCING ACTIVITIES:
  Increase in long-term debt......................       262.8         229.8
  Decrease in long-term debt......................      (134.4)        (37.4)
  Acquisition of treasury stock...................      (183.7)       (287.7)
  Dividends paid to stockholders..................      (205.3)       (191.0)
  Shares issued under stock plans.................        51.7          39.8
                                                       --------      --------
  Cash used for financing activities..............      (208.9)       (246.5)
                                                       --------      --------
  Net increase/(decrease) in cash and marketable
    securities during the period..................       (51.4)         34.1
  Cash and marketable securities at beginning of
    period........................................       156.4         127.4
                                                       --------      --------
  Cash and marketable securities at end of period.     $ 105.0       $ 161.5
                                                       ========      ========

[FN]
A more adequate understanding of the company's financial position and business can be gained by reference to the Anheuser-Busch Companies, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of Anheuser-Busch Companies, Inc. for the second quarter and six months ended

June 30, 1995 compared to the second quarter and six months ended June 30,

1994 and the year ended December 31, 1994. This discussion should be read in conjunction with the financial statements and notes thereto included in the company's Annual Report to Shareholders for the year ended December 31, 1994.

Additional information concerning the company's consolidated financial and operating results is contained in the Letter to Shareholders section of the second quarter 1995 Shareholders Report.


   This quarter's discussion also reviews the following:


   - Record sales, earnings and reported beer volume for the second quarter and first six months of 1995.


     This performance was achieved despite an estimated .2% decline in brewing industry sales for the first six months of 1995.  The company's international brewing, packaging and theme park operations achieved double-digit growth in operating profits.  However, these results were partially offset by the underperformance of Eagle Snacks and the St.

     Louis National Baseball Club (Cardinals).


   - Lower beer volume and earnings per share growth expectations for the full year 1995.

   - The planned tax-free spin-off to Anheuser-Busch shareholders of Campbell

     Taggart, Inc., the company's baking subsidiary.  The 100% spin-off is expected to be completed in the first half of 1996 and will allow both companies to increase management focus on competitive conditions in the brewing and baking industries.  Campbell Taggart is the nation's second largest producer of fresh-baked goods.



CURRENT OPERATIONS
- ------------------

     Gross sales were $3.74 billion during the second quarter of 1995, an increase of 3.6% over 1994 second quarter gross sales of $3.61 billion.  Gross sales for the first half of 1995 were $6.88 billion compared to $6.62 billion for the first half of 1994, an increase of $259 million, or 3.9%.



     Net sales were $3.29 billion during the second quarter of 1995, an increase of 3.9% over the same period in 1994.  Net sales for the first half of 1995 were $6.05 billion, an increase of $252 million, or 4.3% compared to net sales of $5.80 billion for the first six months of 1994. The difference between gross and net sales represents federal and state excise taxes paid by the company on beer sales.



     The increase in gross and net sales during the second quarter and first half of 1995 is primarily attributable to higher domestic and international beer sales and higher sales by the company's packaging and theme park subsidiaries.

     Anheuser-Busch, Inc., the company's domestic brewing subsidiary, reported record sales of 23.5 million barrels of beer during the second quarter of

1995.  This sales volume level represents an increase of 139,000 barrels -- or

 .6% -- over the 23.4 million barrels sold during the second quarter of 1994.

Sales for the first six months of 1995 were also a record 43.9 million barrels compared to 43.6 million barrels during the corresponding period in 1994, an increase of .6%.



     Anheuser-Busch's market share for the first six months of 1995 was 43.8%

of total U.S. brewing industry sales (including imports and exports), as estimated based on information provided by the Beer Institute.  This compares to a market share of 43.5% for the same period last year, an increase of .3 market share points.  Anheuser-Busch has led the brewing industry in sales volume and market share each quarter since 1957.



     Core company premium brands (Budweiser, Bud Light, Michelob and Michelob

Light) increased their market share by 1.0 percentage point.  International beer volume increased during the period, led by expanding sales in England and

Ireland.



     This performance is particularly significant when compared to the performance of other major brewers who lost or failed to gain share in the first half of the year.  Other than Anheuser-Busch's premium brand growth,

only the specialty beer and import segments posted a market share gain.



     The company did realize strong performance from its Red Wolf brand which competes in the six million barrel specialty segment.  Annual sales of Red Wolf are projected to exceed 600,000 barrels in its first year.

     Cost of products and services for the second quarter of 1995 was $2.09 billion, a 4.0% increase compared to the $2.01 billion reported for the second quarter of 1994.  The increase in cost of products and services is attributable to higher material costs for the company's packaging subsidiaries, the increase in beer sales volume and increased costs associated with beer packaging materials.



     Gross profit as a percentage of net sales was 36.4% for the second quarter of 1995 compared to 36.5% for the second quarter of 1994.  For the first half of 1995 and 1994, the gross profit percentage was 35.3% and 35.4%,

respectively.  These statistics reflect maintenance of margins on premium beer products.



     Marketing, distribution and administration expenses for the second quarter of 1995 were $608.9 million compared with $580.0 million for the second quarter of 1994, an increase of 5.0%.  For the first half of 1995 and

1994 these expenses were $1.14 billion and $1.09 billion respectively, an increase of 4.6% or $50 million. The increase in 1995 compared to 1994 is primarily related to increased marketing and distribution costs associated with the company's international beer operations.



     Operating income was $590.0 million for the second quarter of 1995, an increase of $13.4 million, or 2.3%, compared to $576.6 million for the second quarter of 1994. Operating income was $998.2 for the first six months of 1995,

an increase of $36.7 million, or 3.8%, compared to $961.5 million for the first six months of 1994. Operating income was favorably impacted by the performance of the company's beer, packaging and theme park operations, offset partially by the underperformance of Eagle Snacks and the St. Louis National

Baseball Club (Cardinals).



     Campbell Taggart, Inc., the company's baking subsidiary, continued to improve its operating profits (excluding the effects of bakery closings)

during the second quarter of 1995 compared to the second quarter of 1994.

However, Campbell Taggart's reported earnings are below budgeted expectations due to one-time expenses associated with the closing and sale of higher cost,

inefficient bakeries.



     Eagle Snacks, the company's snack foods subsidiary, reported an increase in its operating losses for the second quarter and first six months of 1995 as compared to 1994.  Eagle Snack's poor financial performance is caused by lower sales volume levels due to increased industry competition and higher marketing expenses associated with a new national advertising campaign.



     The St. Louis National Baseball Club financial performance for the first half of 1995 has been negatively affected by the delayed season opening and lower game attendance.



     Net interest cost (interest expense less interest income) was $54.5 million for the second quarter of 1995, a  decrease of $800,000,  or 1.4%,

compared to net interest cost of $55.3 million for the second quarter of 1994.

Net interest cost for the first half of 1995 was $110.2 million, an increase of $800,000, or .7% over net interest cost of $109.4 million for the corresponding period in 1994.

     The increase is due primarily to slightly higher average interest rates during the period on the company's commercial paper borrowings.  The net change in debt during the twelve month period ended June 30, 1995 is summarized in the Financial Condition Section of this Discussion.



     Interest capitalized increased $135,000 and $1.2 million for the second quarter and first six months of 1995, respectively, as compared to the corresponding periods of 1994.  The increase in interest capitalized in 1995 is primarily related to construction of the new Metal Container Corporation plant in Mira Loma, California.



     The effective income tax rate was 39.3% of pretax earnings for the second quarter and first six months of 1995, compared to 39.2% for the second quarter and 39.3% for the first six months of 1994.



     Net income for the second quarter of 1995 was $329.1 million, an increase of 2.0% over $322.5 million for the comparable period in 1994. Net income was

$545.2 million for the first six months of 1995, an increase of $18.2 million,

or 3.5%, compared to $527.0 million for the first six months of 1994.



     Fully diluted earnings per share for the second quarter of 1995 were

$1.26, an increase of 5.0% as compared to the second quarter of 1994.  Fully diluted earnings per share for the first half of 1995 were $2.09, a 6.6%

increase over the prior year. Fully diluted earnings per share assume the conversion of the company's 8% Convertible Debentures due 1996 and the elimination of related after-tax interest expense. The difference between the percentage increase in net income and the percentage increase in earnings per share was due to the reduction in the number of shares outstanding as a result of the company's continuing share repurchase program.


LOWER BEER VOLUME AND EARNINGS EXPECTATIONS FOR 1995
- ----------------------------------------------------

     Although Anheuser-Busch continues to outperform competitors in its core industry, general industry trends have impacted sales, causing the company to revise performance estimates for Anheuser-Busch's full year 1995 as follows:

   -     Beer volume sales-to-wholesalers growth is expected to be in the range of .5%; and

   -     Earnings Per Share growth is expected to be in line with the growth rates experienced in the second quarter and first six months.


     It is expected that Eagle Snacks will reduce overall Anheuser-Busch earnings for the full year 1995 compared to an original expectation of break-

even performance.  The St. Louis National Baseball Club is expected to incur a loss for the second straight year.  These losses are the result of the players' strike and reduced ticket sales.



     This performance is not consistent with the company's double-digit earnings per share growth objective.  The spin-off of Campbell Taggart, which will allow the company to devote maximum management focus to its core business, is one step the company has taken to improve its competitiveness.

Other steps are being taken throughout the corporation to improve profitability.

     Beer price increases have traditionally been lower than the rate of inflation.  In view of higher raw material and packaging (aluminum) costs, the company will raise prices at closer to the rate of inflation in the future.



     The company plans to increase prices in four states in September, 1995 representing approximately 16% of total volume, and plans price increases on all brands in all remaining states in February, 1996.



     The company will increase its emphasis on its high quality, premium brands, maximizing the return on sales.  Extensions of Budweiser's current advertising campaign, which has proven its ability to drive sales in the key contemporary adult segment, will be executed throughout the remainder of the year.



     Additionally, the company's Bud Ice brand is gaining momentum.  Beginning in the fourth quarter of 1995, Bud Ice is expected to provide incremental volume for Anheuser-Busch.


     Earnings growth will also be generated through the Profitability

Enhancement Program that was announced in 1993 and is now providing significant cost savings to the company.  The company will also continue to introduce new premium and specialty beer brands, and is working with its beer wholesaler network to provide maximum service and profitability to licensed retailers who sell its products to the public.

FINANCIAL CONDITION
- -------------------

     Cash and marketable securities at June 30, 1995 were $105.0 million, a decrease of  $56.5 million from the June 30, 1994 level and a decrease of

$51.4 million from the December 31, 1994 level.  The decrease in cash and marketable securities at June 30, 1995 compared to the June 30, 1994 level is primarily related to cash generated from operations, offset by cash used for the company's capital expenditure and share repurchase programs. On July 6,

Anheuser-Busch filed a shelf registration with the Securities and Exchange

Commission for $648 million of debt. With this shelf registration, the company will be able to raise as much as $750 million through debt issuances.



     Total short-term and long-term debt decreased $18.6 million during the twelve month period ended June 30, 1995.  The net decrease in debt during this period is primarily due to the following:



   Debt Issuances ... $261.9 million
   --------------

   -     $ 200 million of 10-year, 6.75% coupon, fixed rate debt issued in the

         Second Quarter 1995

   -     $23.9 million of foreign currency denominated floating rate debt

   -     $38.0 million of medium-term notes


   Debt Reduction ... $280.5 million
   --------------

   -     Redemption of $92.3 million of debentures

   -     ESOP debt repayment (guarantee) ... $30.3 million

   -     $157.9 million of commercial paper

     At June 30, 1995, $639.9 million of commercial paper borrowings were outstanding and classified as long-term debt.  This commercial paper is intended to be maintained on a long-term basis and is supported by the company's $1 billion credit agreement.


     Capital expenditures during the second quarter of 1995 were $267.8 million compared to $190.5 million for the second quarter of 1994.  The company continues to expect that capital expenditures in 1995 will approximate

$900 million.



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



                        PART II - OTHER INFORMATION


Item 5. Other Information



CAMPBELL TAGGART SPIN-OFF
- --------------------------

     On July 26, 1995, the Anheuser-Busch Companies, Inc. Board of Directors

approved a planned spin-off of 100% of the company's Campbell Taggart, Inc.

subsidiary to shareholders.  The spin-off is subject to receipt of a favorable ruling from the Internal Revenue Service on the tax-free nature of the spin-

off.  The spin-off is expected to be completed in the first half of 1996.



     Under the spin-off, each Anheuser-Busch shareholder will receive a pro-

rata share of the voting common stock of Campbell Taggart in a special dividend.  Campbell Taggart will become a separately traded, publicly-held company.



     When the conditions to the spin-off have been satisfied, Anheuser-Busch will be required to restate prior period financial statements to report

Campbell Taggart as a "discontinued operation."  There will be no reported gain or loss on the spin-off transaction.



     The planned spin-off of Campbell Taggart is consistent with Anheuser-

Busch's stated goal of concentrating on its domestic and international beer businesses for growth and profitability.  The company believes this is an important step in enhancing Anheuser-Busch's opportunity to achieve its performance goals.



Item 6.  Exhibits and Reports on Form 8-K


(a)   Exhibits
      --------
     4 -    No instruments defining the rights of holders of long-term debt are filed since the total amount of securities authorized under any such instruments does not exceed 10% of the total assets of the Company on a consolidated basis.  The Company agrees to furnish a copy of such instruments to the Securities and

            Exchange Commission upon request.

     12 -   Ratio of Earnings to Fixed Charges


     27 -   Financial Data Schedule



(b)  Reports on Form 8-K
     -------------------

     No reports on Form 8-K were filed during the three month period ending June 30, 1995.

                                SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             ANHEUSER-BUSCH COMPANIES, INC.
                             (Registrant)


                             /s/Jerry E. Ritter
                             ---------------------------------
                             Jerry E. Ritter
                             Executive Vice President -
                             Chief Financial and Administrative
                             Officer
                             (Chief Financial Officer)
                             July 31, 1995




                             /s/Gerald C. Thayer
                             ---------------------------------
                             Gerald C. Thayer
                             Vice President and Controller
                             (Chief Accounting Officer)
                             July 31, 1995

                               INDEX TO EXHIBITS


     Exhibit No.       Exhibit
     -----------       -------

         12            Ratio of Earnings to Fixed Charges

         27            Financial Data Schedule