Form 10-Q
period 1995-09-30
ANHEUSER BUSCH COMPANIES INC
filed 1995-11-13
CIK 310569

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


                     For Quarter Ended September 30, 1995


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


$1 Par Value Common Stock - 254,326,534 shares as of October 31, 1995


CONSOLIDATED STATEMENT OF INCOME
AND RETAINED EARNINGS

Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)
(In millions, except per share data)


                                              3RD QUARTER ENDED   NINE MONTHS ENDED
                                                 SEPTEMBER 30,       SEPTEMBER 30,
                                                 1995      1994      1995      1994
                                                 ----      ----      ----      ----
Sales........................................ $3,897.5  $3,759.3 $10,780.2  $10,383.3
  Less federal and state excise taxes........    461.3     461.4   1,295.4    1,288.7
                                              --------  --------  --------  ---------
Net sales....................................  3,436.2   3,297.9   9,484.8    9,094.6
  Cost of products and services..............  2,180.1   2,062.0   6,091.5    5,808.4
                                              --------  --------  --------  ---------
Gross profit.................................  1,256.1   1,235.9   3,393.3    3,286.2
  Marketing, distribution and administrative
    expenses.................................    653.7     635.7   1,792.8    1,724.4
                                              --------  --------  --------  ---------
Operating income.............................    602.4     600.2   1,600.5    1,561.8
Other income and expenses:
  Interest expense...........................    (54.7)    (54.3)   (169.2)    (165.1)
  Interest capitalized.......................      6.0       5.6      16.8       15.2
  Interest income............................      2.3       1.3       6.6        2.7
  Other income/(expense), net................      3.9      (3.5)      3.0        3.2
                                              --------  --------  --------   --------
Income before income taxes...................    559.9     549.3   1,457.7    1,417.8
Provision for income taxes:..................   (220.2)   (219.9)   (572.8)    (561.4)
                                              --------   -------  --------   --------
Net income...................................    339.7     329.4     884.9      856.4
Retained earnings, beginning of period.......  6,996.6   6,359.4   6,656.7    6,023.4
Common stock dividends (per share: 3rd
  quarter, 1995--$.44; 1994--$.40; nine
  months, 1995--$1.24; 1994--$1.12)..........   (112.2)   (104.2)   (317.5)    (295.2)
                                              --------  --------  --------   --------
Retained earnings, September 30.............. $7,224.1  $6,584.6  $7,224.1   $6,584.6
                                              ========  ========  ========   ========
Primary earnings per share................... $   1.32  $   1.26  $   3.43   $   3.23
                                              ========  ========  ========   ========
Fully diluted earnings per share............. $   1.31  $   1.24  $   3.40   $   3.20
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

CONSOLIDATED BALANCE SHEET
Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)

(In millions)
                                              SEPTEMBER 30,
                                            -----------------

                                            1995         1994
                                            ----         ----
ASSETS

CURRENT ASSETS:
  Cash and marketable securities....... $    91.6    $    81.4
  Receivables, less allowance for
    doubtful accounts..................     929.9        898.1
  Inventories--
    Raw materials and supplies.........     419.6        338.2
    Work in progress...................      90.8        113.7
    Finished goods.....................     156.5        132.6
     Total inventories.................     666.9        584.5
  Other current assets.................     349.2        324.9
                                        ---------    ---------
    Total current assets...............   2,037.6      1,888.9

 INVESTMENTS AND OTHER ASSETS..........   1,805.3      1,724.8

 PLANT AND EQUIPMENT, NET..............   7,691.7      7,358.5
                                        ---------    ---------
    TOTAL ASSETS....................... $11,534.6    $10,972.2
                                        =========    =========

LIABILITIES AND SHAREHOLDER'S EQUITY
(in millions)

                                                SEPTEMBER 30,
                                             ------------------
                                               1995        1994
                                               ----        ----
CURRENT LIABILITIES:
  Accounts payable......................... $   753.7  $   717.2
  Accrued salaries, wages and benefits.....     334.4      289.9
  Accrued taxes, other than income taxes...     122.1      159.6
  Restructuring accrual....................      13.5       84.9
  Other current liabilities................     376.3      426.8
                                            ---------  ---------
    Total current liabilities..............   1,600.0    1,678.4
                                            ---------  ---------
POSTRETIREMENT BENEFITS....................     638.4      632.2
                                            ---------  ---------
LONG-TERM DEBT.............................   3,156.5    2,949.9
                                            ---------  ---------
DEFERRED INCOME TAXES......................   1,358.8    1,265.8
                                            ---------  ---------
SHAREHOLDERS EQUITY:
  Common stock.............................     345.9      343.7
  Capital in excess of par value...........     937.9      845.7
  Retained earnings........................   7,224.1    6,584.6
  Foreign currency translation adjustment..      (9.1)     (31.5)
                                            ---------   --------
                                              8,498.8    7,742.5
  Treasury stock, at cost..................  (3,370.8)  (2,919.2)
  ESOP debt guarantee offset...............    (347.1)    (377.4)
                                            ---------   --------
                                              4,780.9    4,445.9
                                            ---------  ---------
COMMITMENTS AND CONTINGENCIES.............       --         --
    TOTAL LIABILITIES AND EQUITY..........  $11,534.6  $10,972.2
                                            =========  =========

CONSOLIDATED STATEMENT OF CASH FLOWS

Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)
(In millions, except per share data)


                                           Nine months ended September 30,
                                                     1995         1994
                                                     ----         ----
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income......................................  $ 884.9     $  856.4
  Adjustments to net income to arrive at net cash
    provided by operations:
      Depreciation and amortization...............    482.6        465.7
      Increase in deferred income taxes...........    100.5         95.3
      Decrease in noncash working capital.........   (309.8)      (276.8)
      Other, net..................................     42.9        122.0
                                                    -------      -------
  Cash provided by operating activities...........  1,201.1      1,262.6
                                                    -------      -------
CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures............................   (752.6)      (542.2)
  New business acquisitions.......................    (59.2)       (17.2)
                                                    -------      -------
  Cash used for investing activities..............   (811.8)      (559.4)
                                                    -------      -------
CASH FLOW FROM FINANCING ACTIVITIES:
  Issuance of long-term debt......................    375.1         49.6
  Decrease in long-term debt......................   (266.7)      (102.2)
  Acquisition of treasury stock...................   (328.2)      (439.6)
  Dividends paid to stockholders..................   (317.5)      (295.2)
  Shares issued under stock plans.................     83.2         38.2
                                                    -------      -------
  Cash used for financing activities..............   (454.1)      (749.2)
                                                    -------      -------
  Net decrease in cash and marketable securities
    during the period.............................    (64.8)       (46.0)
  Cash and marketable securities at beginning of
    period........................................    156.4        127.4
                                                    -------      -------
  Cash and marketable securities at end of period.  $  91.6      $  81.4
                                                    =======      =======


A more adequate understanding of the company's financial position and business can be gained by reference to the Anheuser-Busch Companies, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION
------------

     This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity (cash flow) of Anheuser-Busch Companies, Inc. for the third quarter and nine months ended September 30, 1995 compared to the third quarter and nine months ended September 30, 1994 and the year ended December 31, 1994.  This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the company's Annual Report to

Shareholders for the year ended December 31, 1994.  Additional information concerning the company's consolidated financial and operating results is contained in the Letter to Shareholders section of the Third Quarter 1995

Shareholders Report.


     On October 25, 1995, Anheuser-Busch announced a series of moves to enhance shareholder value:

1. Selling the snack food business.



2. Consolidating brewing capacity for greater efficiency,

   resulting in the closing of the company's Tampa brewery.



3. Selling the St. Louis National Baseball Club (Cardinals).



4. Lowering beer wholesaler inventories in order to achieve

   greater system-wide efficiencies and reduce costs.


These initiatives are detailed in the "Other Information" section of this discussion.

OPERATIONS
----------

Sales and Beer Volume
---------------------
     Gross sales for the third quarter of 1995 were $3.9 billion, an increase of $139 million, or 3.7%, over gross sales of $3.8 billion for the third quarter of 1994.  Gross sales for the first nine months of 1995 were $10.8 billion compared to $10.4 billion for the first nine months of 1994, an increase of $397 million, or 4.3%.


     Net sales for the third quarter of 1995 were $3.4 billion, an increase of $138 million, or 4.2%, over net sales of $3.3 billion for the third quarter of 1994.  Net sales for the first nine months of 1995 were $9.5 billion, an increase of $390 million or 4.3% over net sales of $9.1 billion for the first nine months of 1994.  The difference between gross sales and net sales represents federal and state excise taxes paid by the company on beer sales.


     The increase in gross and net sales during the period was driven primarily by higher beer sales and reflects beer volume growth for established premium brands and new brand introductions.  Sales-to-retailers were up over 1% in the third quarter with August being a record month for sales-to-retailers.  During the third quarter, Anheuser-Busch's core premium brands (the Budweiser and Michelob families) gained momentum, with

Bud Light and Michelob Light both growing at double-digit rates. Bud Ice sales have grown since its February introduction, and several new specialty brands were introduced during the third quarter.  This is occurring in conjunction with an improved pricing outlook.


     Anheuser-Busch, Inc., the company's brewing subsidiary and largest contributor to consolidated sales, reported record third quarter sales-to-wholesalers of 24.2 million barrels, up slightly compared to the third quarter of 1994.  Sales-to-wholesalers for the first nine months of

1995 were a record 68.1 million barrels compared to 67.8 million barrels during the first nine months of 1994, an increase of 0.4%.  The previously announced Fall price increases have been implemented in seven states, and the environment appears favorable for the company's planned February 1996 price increase in the remainder of the country.


     International beer performance increased during the first nine months of 1995, led by continuing sales expansion in the United Kingdom and

Ireland.  International brewing's contribution to company profitability for the first nine months was up at a double-digit pace versus the same period in 1994.


     The company has introduced or announced seven new beer brands this year.

Busch Ice and Natural Ice were introduced in selected regional markets.

Michelob Amber Bock has been introduced to the national market and a special

Christmas Brew will be added for the important holiday season.  Three

"American Original" specialty beers (Faust, Muenchener and Black & Tan)

based on recipes of beers originally brewed by Adolphus Busch in the late

1800's, were introduced for test marketing in Seattle and Denver.


     For the first nine months of 1995 Anheuser-Busch's beer volume sales-to-wholesalers accounted for 44.3% of total United States brewing industry sales (including import and export brews), as estimated from information provided by The Beer Institute.  This compares to a share of

44.0 % for the same period last year, an increase of .3 share point.


Campbell Taggart, Inc. and Eagle Snacks
---------------------------------------
     Campbell Taggart, Inc., the company's baking subsidiary, experienced lower profits for both the third quarter and first nine months of 1995 compared to the same periods of the previous year.  However, this was primarily because of higher raw material costs, costs associated with the restructuring of unprofitable bakery locations and increased expenses related to implementing productivity improvements.  Underlying profit margins for Campbell Taggart's core businesses and international operations are up for both the third quarter and first nine months of 1995.

     As announced in the second quarter, Campbell Taggart is preparing for its spin-off from Anheuser-Busch. In anticipation of the spin-off, Campbell

Taggart is continuing to restructure its bakery operations and focus on its core businesses.  The spin-off is on schedule for completion in the first half of 1996.


     Eagle Snacks, the company's snack food subsidiary, reported operating losses for the third quarter and first nine months of 1995 as compared to last year.


Cost of Products and Services
-----------------------------
     Cost of products and services for the third quarter of 1995 was $2.2 billion, an increase of 5.7% compared to the third quarter of 1994.  Cost of products and services increased $283.1 million, or 4.9%, for the first nine months of 1995 compared to the prior year.  The increase in cost of products and services is primarily attributable to the increase in beer sales volume and higher packaging costs.


     Gross profit as a percentage of net sales was 36.6% for the third quarter of 1995 compared to 37.5% for the same period of 1994.  Gross profit as a percentage of net sales was 35.8% for the first nine months of

1995 compared to 36.1% for the corresponding 1994 period.


Marketing, Distribution and Administrative Expenses
---------------------------------------------------
     Marketing, distribution and administrative expenses for the third quarter of 1995 were $653.7 million compared with $635.7 million for the

third quarter of 1994, an increase of $18.0 million or 2.8%.   Marketing,

distribution and administrative expenses during the first nine months of

1995 were $1.79 billion, compared to $1.72 billion during the first nine months of 1994, an increase of $68.3 million or 4.0%.  These expenses increased primarily due to higher marketing expenses associated with new product introductions and the company's expanding international business.

Financial Summaries for Third Quarter and Nine Months
-----------------------------------------------------

-------------------------------------------------------------------------
                                       | Third Quarter 1995 vs. 1994
                                       |($ in millions, except per share)
---------------------------------------|---------------------------------
                                       |    1995       1994   Increase
                                       |=================================
Operating Income                       |   $602.4     $600.2    $ 2.1
Pre-tax Income/(Loss)                  |    559.8      549.3     10.6
Net Income/(Loss)                      |    339.7      329.4     10.2
---------------------------------------|---------------------------------
Fully-diluted Earnings/(Loss) Per Share|   $  1.31    $  1.24   $  .07
-------------------------------------------------------------------------

-------------------------------------------------------------------------
                                       | Nine Months 1995 vs. 1994
                                       |($ in millions, except per share)
---------------------------------------|---------------------------------
                                       |   1995        1994   Increase
                                       |=================================
Operating Income                       | $1,600.5    $1,561.8   $38.8
Pre-tax Income                         |  1,457.7     1,417.8    39.9
Net Income                             |    884.9       856.4    28.5
---------------------------------------|---------------------------------
Fully-diluted Earnings Per Share       | $    3.40    $   3.20  $  .20
-------------------------------------------------------------------------

Operating Income
----------------
     Operating income was $602.4 million for the third quarter of 1995, a

0.4% increase when compared to the third quarter of 1994.  Operating income was $1.60 billion for the first nine months of 1995, a 2.5% increase compared to the first nine months of 1994.


     Higher beer packaging material costs, losses at Eagle Snacks and one-time charges by Campbell Taggart were offset by earnings growth in the company's other businesses.


Interest Capitalized
--------------------
     Interest capitalized increased $0.3 million for the quarter and increased $1.6 million for the first nine months of 1995, as compared to the corresponding periods of 1994.  The increase in interest capitalized for the first nine months of 1995 is due to increased construction activity related to brewery modernizations.

Income Taxes
------------

     The effective income tax rate was 39.3% of pre-tax earnings for both the third quarter and  first nine months of 1995, as compared to 40.0% for the

third quarter and 39.6% for the first nine months of 1994.   The decline in

the effective income tax rate in 1995 as compared to 1994 is primarily related to lower non-deductible expenses.


Net Income
----------

      Net income for the third quarter of 1995 was $339.7 million, an increase of $10.2 million, or 3.1%, compared to the third quarter of 1994.

For the first nine months of 1995, net income was $884.9 million, or an increase of 3.3% compared to the prior year.


Earnings Per Share
------------------

     Fully diluted earnings per share for the third quarter of 1995 were $1.31,

an increase of 5.6% as compared to the third quarter of 1994.  Fully diluted earnings per share for the first nine months of 1995 were $3.40, an increase of 6.3% over the prior year.


     Fully diluted earnings per share assume the conversion of the company's

8% Convertible Debentures due 1996 and the elimination of related after-tax interest expense.  The difference between the percentage change in net income and the percentage change in earnings per share was due to fewer shares outstanding as a result of the company's continuing share repurchase program.


FINANCIAL CONDITION
-------------------
     Cash and marketable securities at September 30, 1995 were $92 million, an increase of $10 million from the September 30, 1994 level and a decrease of $65 million from the  December 31, 1994 level.  The increase in cash and marketable securities from the September 1994 level is due primarily to cash used to support the company's capital expenditure and share repurchase programs,

offset by cash generated by operations.


     Total short-term and long-term debt increased $207 million during the twelve month period ended September 30, 1995.  The net increase in debt during this period is primarily due to the following:

      Debt Issuance ...... $540 million
      -------------
      -    $200 million of 10 year 6.75% coupon fixed rate debt

      -    $150 million of 20 year 7.25% coupon fixed rate debt

      -    $100 million of 10 year 7% coupon fixed rate debt

      -    $38 million of medium-term notes

      -    $28 million of commercial paper

      -    $24 million of foreign currency denominated floating rate debt


      Debt Reduction ......$333 million
      --------------
      -    $155 million of medium-term notes

      -    $100 million of 8.75% notes

      -    $30 million ESOP debt repayment (guarantee)

      -    $48 million other debt


     At September 30, 1995, $645 million of commercial paper borrowings outstanding were classified as long-term debt.  This debt is expected to be maintained on a long-term basis with ongoing credit provided by the company's revolving credit agreements.


     Capital expenditures during the third quarter and first nine months of

1995 were $280 million and $753 million, respectively, as compared to $105 million and $542 million for the comparable periods of 1994.  The company anticipates that capital expenditures for 1995 will approximate $1 billion.

ENVIRONMENTAL MATTERS
---------------------

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


                        PART II - OTHER INFORMATION

Item 1. Legal Proceedings


     As described in the Company's Form 10-Q for the quarter ended March 31,

1995, a federal grand jury had been investigating the sale of bread and bread products, principally in the State of Texas.  The federal grand jury has expired, taking no action against Campbell Taggart, Inc. or Campbell Taggart

Baking Companies, Inc.



Item 5. Other Information


Initiatives to Enhance Shareholder Value
----------------------------------------

     In order to enhance future profitability and devote maximum attention to the company's core domestic and international beer business, the following initiatives were approved by the Board of Directors on October 25:


1.    Selling the Snack Food Business
      -------------------------------

      Anheuser-Busch has decided to sell the snack food business.  The company has received serious expressions of interest to purchase Eagle Snacks from qualified parties.

     It is anticipated that the sale of Eagle Snacks will result in a substantial write-off which will be recognized in the fourth quarter of 1995.

The book value of Eagle Snacks is $240 million and it will lose at least $25 million in 1995.  The sale of Eagle Snacks, along with the spin-off of

Campbell Taggart, will effectively eliminate Anheuser-Busch's food products segment, thereby allowing the company to devote maximum attention to its core businesses.


2.    Consolidation of Brewing Capacity
      ---------------------------------
      Through full production at the Cartersville brewery and its ongoing efficiency program, Anheuser-Busch has been able to add a significant amount of efficient, lower cost capacity.  The Tampa brewery is the company's highest cost per barrel brewery.


      Accordingly, the Tampa brewery will be closed and cease production by the end of the year resulting in an estimated pretax write-off in the fourth quarter of 1995 of $150 million ($.36 per share), but will result in $33 million a year in operational cost savings.


      Earlier this year, the Cartersville brewery, the most efficient facility of its kind in the world, brought 3 million barrels of expansion capacity on stream.  As previously announced, Anheuser-Busch will spend $2 billion on a benchmarking program to bring all production facilities as near as possible to the efficiency levels achieved at the Cartersville brewery.


3.    Sale of St. Louis National Baseball Club (Cardinals)
      ----------------------------------------------------
      Anheuser-Busch has decided to sell the St. Louis National Baseball Club

(Cardinals) in order to better focus management's attention on its core businesses.  Sale of the club will include Busch Memorial Stadium and several nearby parking garages owned by the company's Civic Center Corp. subsidiary in downtown St. Louis.

     In 1995, because of a strike shortened season and the team's performance,

the Cardinals will incur an operating loss of $12 million.


     Anheuser-Busch determined that its corporate objectives, which are highly focused on producing value for the company's shareholders, are not consistent with the needs of the baseball team.  The company concluded that continued

ownership of the club would divert significant management efforts away from the needs of the company's core businesses.


     It is anticipated that the sale of the Cardinals will result in a substantial gain which will be recognized when the sale is completed.


4.    Beer Wholesaler Inventory Reduction Program
      -------------------------------------------
      In a move that will minimize inventory system costs, Anheuser-Busch will reduce wholesaler inventories during the final two months of the year.


      This lower inventory level will result in a $12 million system-wide cost savings by both Anheuser-Busch and wholesalers through improved scheduling, lower transportation costs, and reduced working capital requirements.  The move is also expected to improve production scheduling at the breweries and ensure that the company continues to have the freshest beer in the market.


      Lowering wholesaler inventories will require a one-time reduction in production levels at the company's breweries.  As a result, total shipments will be down approximately 1.1 million barrels, or 5% in the fourth quarter of 1995.  This will reduce operating profits by approximately $71 million.

For all of 1995, shipments will be reduced about 1 percent.  However, sales-

to-retailers --- a more accurate measure of consumer demand --- will not be affected and will reflect record levels for the year.

     These actions, along with the spin-off of Campbell Taggart, will make

Anheuser-Busch a more focused and competitive company.


     The company plans to achieve three major objectives in coming years.

First, the company will continue to gain an increased share of the brewing industry margin pool in the United States. Second, Anheuser-Busch will continue to globalize its beer operations.  Finally, we will support the growth of our packaging and entertainment subsidiaries.  Focusing on these objectives will permit the company to capitalize on its market leadership and competitive advantages in its core brewing business, gain efficiencies through the manufacture of beverage containers, and enhance profitability through the entertainment of more than 20 million guests annually.



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


        12 -     Ratio of Earnings to Fixed Charges

        27 -     Financial Data Schedule


    (b) Reports on Form 8-K
        -------------------
              Items Reported                      Date of Report
              --------------                      --------------

      Item 5 (Other Events) and                   July 26, 1995
      Item 7 (Pro Forma Financial Statements)

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      ANHEUSER-BUSCH COMPANIES, INC.
                                      (Registrant)



                                     /s/ Jerry E. Ritter
                                     ----------------------------------------
                                     Jerry E. Ritter
                                     Executive Vice President -
                                     Chief Financial and Administrative Officer
                                     (Chief Financial Officer)
                                     November 13, 1995





                                      /s/ Gerald C. Thayer
                                      ----------------------------------------
                                      Gerald C. Thayer
                                      Vice President and Controller
                                      (Chief Accounting Officer)
                                      November 13, 1995

                             INDEX TO EXHIBITS




 Exhibit No.   Exhibit
 -----------   -------

    12         Ratio of Earnings to Fixed Charges

    27         Financial Data Schedule