Form 10-K405
period 1995-12-31
ANHEUSER BUSCH COMPANIES INC
filed 1996-03-28
CIK 310569

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                            ------------------------

                                   FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13

                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  FOR THE FISCAL YEAR ENDED                    COMMISSION FILE NUMBER 1-7823
     DECEMBER 31, 1995

                           --------------------------

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

                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                                              NAME OF EACH EXCHANGE
                 TITLE OF EACH CLASS                                                           ON WHICH REGISTERED
                 -------------------                                                          ---------------------
COMMON STOCK--$1 PAR VALUE                                                                   NEW YORK STOCK EXCHANGE
PREFERRED STOCK PURCHASE RIGHTS                                                              NEW YORK STOCK EXCHANGE
8 5/8% SINKING FUND DEBENTURES, DUE DECEMBER 1, 2016                                         NEW YORK STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE

                           --------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---

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

                      $16,832,190,539 AS OF FEBRUARY 29, 1996

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        $1 PAR VALUE COMMON STOCK 253,113,287 SHARES AS OF MARCH 7, 1996

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of Annual Report to Shareholders for the Year ended
      December 31, 1995...............................................  PART I, PART II, and PART IV

    Portions of Definitive Proxy Statement for Annual Meeting of
      Shareholders on April 24, 1996..................................  PART III

================================================================================

                                     PART I

ITEM 1. BUSINESS

    Anheuser-Busch Companies, Inc. (the ``Company'') is a Delaware corporation that was organized in 1979 as the holding company parent of Anheuser-Busch, Incorporated (``ABI''), a Missouri corporation whose origins date back to 1875. In addition to ABI, which is the world's largest brewer of beer, the Company is also the parent corporation to a number of subsidiaries that conduct various other business operations, including those related to the brewing of beer, the manufacture of metal beverage containers, the recycling of metal and glass beverage containers, and the operation of theme parks. On March 26, 1996, the Company distributed all of the outstanding shares of common stock of The Earthgrains Company, which was formerly named Campbell Taggart, Inc. (``Earthgrains''), which represents substantially all of the Company's food products business, as a special dividend to the Company's shareholders (the ``Spin-Off''), in a ratio of one share of Earthgrains common stock for every 25 shares of Company common stock. On February 7, 1996, the Company announced the closing of its Eagle Snacks, Inc. (``ESI'') operations and proposed sale of certain of the facilities of ESI to Frito-Lay, Inc. (the ``ESI Sale'').

    In connection with the Spin-off and the ESI Sale, and in accordance with generally accepted accounting principles, the Company has restated all prior financial statements and financial information to segregate the historical combined results of Earthgrains and ESI from all detailed financial components. As such, all Earthgrains and ESI related financial results are reported in the Company's Consolidated Financial Statements, on pages 48-51 of the Company's 1995 Annual Report to Shareholders, hereby incorporated by reference, as discontinued operations. 1995 operating results and net asset information for discontinued operations appears in Note 2 to the Consolidated Financial Statements, ``Divestiture of Food Products Segment,'' on pages 54-55 of the 1995 Annual Report to Shareholders, which Note is hereby incorporated by reference. Financial information with respect to the Company's remaining business segments appears in Note 17, ``Business Segments,'' on pages 64-65 of the 1995 Annual Report to Shareholders, which Note hereby is incorporated by reference.

BEER AND BEER-RELATED OPERATIONS

    The Company's principal product is beer, produced and distributed by its subsidiary, ABI, in a variety of containers primarily under the brand names Budweiser, Bud Light, Bud Dry, Bud Ice, Bud Ice Light, Michelob, Michelob Light, Michelob Dry, Michelob Golden Draft, Michelob Golden Draft Light, Michelob Classic Dark, Busch, Busch Light, Natural Light, Natural Pilsner, King Cobra, Elk Mountain Amber Ale, Elk Mountain Red Lager, and Red Wolf Lager. Also, ABI's products include two non-alcohol malt beverages, O'Doul's and Busch NA. ABI imports Carlsberg and Carlsberg Light beers and Elephant Malt Liquor in U.S. markets as part of an agreement with the Denmark based Carlsberg A/S (formerly United Breweries, Ltd.), brewer of the brands. Additionally, ABI imports Elephant Red Lager (brewed in Canada by The Labatt Brewing Company Limited (``Labatt'') and licensed by Carlsberg A/S). During 1995, the following new brands were introduced: Michelob Malt, Michelob Amber Bock, Busch Ice, Natural Ice Beer, ZiegenBock Amber, Hurricane Malt Liquor, Michelob Hefe-Weizen, American Originals (comprised of three separate brands: Faust Golden Lager, Muenchener Munich Style Amber, and Black & Tan Porter), and Christmas Brew (introduced for the Christmas season). Additionally, Crossroads and Anheuser Light were also introduced during 1995 but subsequently discontinued. ABI also owns a 25% equity interest in Seattle based Redhook Ale Brewery, Inc. Through this alliance, Redhook products are distributed exclusively by ABI wholesalers in all new U.S. markets entered by Redhook since 1994. Through an agreement with Kirin Brewery Company, Ltd., ABI brews Kirin Ice exclusively for export and distribution in Japan.

    Sales of beer by the Company aggregated 87.5 million barrels in 1995 as compared with 88.5 million barrels in 1994 and accounted for approximately 78% of the Company's consolidated net sales dollars in 1995. In 1994 and 1993 the percentages were 81% and 82%, respectively, which reflect the restatement for discontinued operations in 1995, as described throughout this Form 10-K.

    Budweiser, Bud Light, Bud Dry, Bud Ice, Bud Ice Light, Michelob, Michelob Light, Michelob Dry, Michelob Golden Draft, Michelob Golden Draft Light, Michelob Classic Dark, Michelob Amber Bock, Busch, Busch Light, Natural Light, Elk Mountain Amber Ale, Elk Mountain Red Lager, Red Wolf Lager, Carlsberg, Elephant Red Lager, ZiegenBock Amber, the American Originals, and O'Doul's are sold in both draught and packaged form. Natural Pilsner, Busch Ice, Natural Ice Beer, King Cobra, Hurricane Malt Liquor, Michelob Malt, Carlsberg Light, Elephant

Malt Liquor, Christmas Brew, and Busch NA are sold only in packaged form. Michelob Hefe-Weizen is sold only in draught form. Budweiser, Bud Light, Bud Dry, Bud Ice, Bud Ice Light, Michelob, Michelob Light, Michelob Classic Dark, Michelob Amber Bock, Natural Light, Red Wolf Lager, and O'Doul's are distributed and sold on a nationwide basis. Michelob Dry and Christmas Brew are distributed in 49 states; Busch, Busch Light and Elk Mountain Red Lager in 47 states; Elephant Red Lager in 46 states; King Cobra, Carlsberg and Elk Mountain Amber Ale in 45 states; Busch NA in 41 states; Elephant Malt Liquor in 38 states; Carlsberg Light in 23 states; Natural Ice Beer in 13 states; Michelob Malt in 12 states; Michelob Golden Draft and Michelob Golden Draft Light in 11 states; Natural Pilsner in 6 states; Faust Golden Lager (American Original) in 3 states; Black & Tan Porter and Muenchener Munich Style Amber (American Originals) in Colorado and Washington; Hurricane Malt Liquor in Washington D.C. and Maryland; Busch Ice in Washington; ZiegenBock Amber in Texas; and Michelob Hefe-Weizen in Oregon.

    Normally, due to the seasonality of the industry, sales of ABI's beers are at their lowest volume level in the first and fourth quarters of each year and at their highest in the second and third quarters. During the final two months of 1995, in a move to minimize inventory system costs and improve beer freshness, ABI reduced wholesaler inventories. Lowering wholesaler inventories required a one-time reduction (1.1 million barrels) in production levels at ABI's breweries. Due to this one-time reduction, fourth quarter volume in 1995 was lowest, differing by almost 25% from barrels sold in the highest quarter (third quarter). Without the one-time reduction, first quarter sales would have been lowest differing by almost 19% from barrels sold in the third quarter.

    ABI has developed a system of twelve breweries, strategically located across the country, to economically serve its distribution system. (See Item 2 of Part I--Properties.) In November 1995, ABI closed the Tampa brewery, which had been the highest cost per barrel brewery in its system. Earlier in 1995, ABI brought on additional capacity at its Cartersville brewery, which is the most efficient brewery in its system. Major brewery modernizations are in progress that are part of ABI's overall strategic initiatives. By using controlled environment warehouses and stringent inventory monitoring policies, the quality and freshness of the product are protected.

    During 1995 approximately 93% of the beer sold by ABI, measured in barrels, reached retail channels through approximately 900 independent wholesalers. ABI utilizes its regional vice presidents, sales directors, key account and market managers, as well as certain other field sales personnel, to provide merchandising and sales assistance to its wholesalers. In addition, ABI provides national and local media advertising, point-of-sale advertising, and sales promotion programs to help stimulate sales. The remainder of ABI's domestic beer sales in 1995 were made through eleven ABI owned and operated branches, which perform similar sales, merchandising, and delivery services as wholesalers in their respective areas.

    There are over 100 companies engaged in the highly competitive brewing industry in the United States. ABI's domestic beers are distributed and sold in competition with other nationally distributed beers, with locally and regionally distributed beers and, to a lesser extent, with imported beers. Although the methods of competition in the industry vary widely among industry members and among states due to differences in applicable state laws, the principal methods of competition are the quality, taste and freshness of the products, packaging, price, advertising including television, radio, sponsorships, billboards, stadium signs, and print media, point-of-sale materials and service to retail customers including the replacement of over-age products with fresh products at no cost to the retailer. ABI's beers compete in different price categories. Although all brands compete against the total market, Budweiser, Bud Light, Bud Dry, Bud Ice, Bud Ice Light, Michelob Golden Draft, and Michelob Golden Draft Light compete primarily with premium priced beers. Michelob, Michelob Light, Michelob Dry, Michelob Classic Dark, and Michelob Amber Bock compete primarily with super-premium priced beers. Busch, Busch Light, Natural Light, Natural Pilsner, Busch Ice, and Natural Ice Beer compete with the sub-premium or popular priced beers. King Cobra, Hurricane Malt Liquor, and Michelob Malt compete against other brands in the malt liquor segment. Carlsberg, Carlsberg Light, Elephant Malt Liquor, and Elephant Red Lager compete primarily with imported malt beverages. Elk Mountain Amber Ale, Elk Mountain Red Lager, Red Wolf Lager, ZiegenBock Amber, Christmas Brew, Michelob Hefe-Weizen, and the American Originals compete primarily in the specialty beers segment of the malt beverage market. O'Doul's competes in the premium priced non-alcohol malt beverage category. Busch NA competes in the sub-premium priced non-alcohol malt beverage category. Since 1957, ABI has led the United States brewing industry in total sales volume. In 1995 its sales exceeded those of its nearest competitor by over 42 million barrels and constituted approximately 44.1% of domestic industry sales volume, including imports and non-alcohol malt beverage sales. Major competitors in the United States brewing industry during 1995 included Philip Morris, Inc. (through its subsidiary Miller Brewing Co.), Adolph Coors Co., Stroh Brewery Co., and G. Heileman Brewing Co.

    Through various subsidiaries, the Company is involved in a number of beer-related operations. Anheuser-Busch International, Inc. (``ABII''), a wholly-owned subsidiary of the Company, negotiates and administers license and contract brewing agreements on behalf of ABI with various foreign brewers. Labatt brews Budweiser and Bud Light for sale in Canada. ABI, through ABII, participates with Kirin Brewery Company, Ltd. in a joint venture in Japan, Budweiser Japan Company, Ltd., of which the Company is a 90% shareholder, for production, distribution and sale of Budweiser. Through Anheuser-Busch European Trade Ltd. (``ABET''), an indirect, wholly-owned subsidiary of the Company, certain ABI beer brands are sold, marketed and distributed in twenty-three European countries. In the United Kingdom (U.K.), ABET has full control of sales, marketing and distribution for the Budweiser and Michelob brands to both the on- and off-trade sectors. In April 1995, ABII entered into a joint venture with Scottish Courage Ltd. which consolidated the brewing and packaging of Budweiser at the Stag Brewery in England; ABII has operating control and owns a 50% share of this joint venture. Michelob continues to be imported into the U.K. by ABII. Guinness Ireland, Ltd. markets and brews Budweiser under license for sale in The Republic of Ireland. Oriental Brewery Ltd. brews Budweiser under license for sale in the Republic of Korea. In 1995, ABII entered into a license brewing agreement with Sociedad Anonima Damm, one of the largest brewers in Spain, that gives the Spanish brewer rights to contract brew and package beer under the brand name Budweiser in Spain and supplements the brand's existing distribution. As announced in early 1995, ABII will purchase an equity interest and form a strategic partnership with Companhia Antarctica Paulista, one of Brazil's largest beverage makers. A component of the partnership will be the establishment of a joint venture to market and distribute locally-produced Budweiser in Brazil. In December 1995, the Company announced that it had formed a three-way alliance with Compania Cervecerias Unidas S.A. (``CCU''), the leading Chilean brewer, and Buenos Aires Embotelladora S.A. (``BAESA''), PepsiCo's South American super bottler. Under the terms of the alliance, a wholly owned subsidiary of CCU in Argentina (``CCU-Argentina'') will brew Budweiser under license in Argentina and BAESA will distribute Budweiser and CCU-Argentina brands in Argentina beginning in late 1996. CCU will distribute Budweiser in Chile. The Company will purchase a small initial minority stake in CCU-Argentina, with options to increase its holdings in the future. In January 1996, the Company announced it had formed a partnership with France's largest and Europe's second-largest brewer, Brasseries Kronenbourg and leading Swiss brewer, Feldschlosschen, to distribute Budweiser in France and Switzerland, respectively. ABI's beer products are also being sold under import-distribution agreements in more than 70 countries and U.S. territories and to the U.S. military and diplomatic corps outside the continental United States. ABII also oversees the Company's investments in international brewing companies. The Company owns a 17.7% equity interest in Mexico's largest brewer, Grupo Modelo, S.A. de C.V. and its subsidiaries and a 5% equity interest in Tsingtao Brewery Company Limited, China's largest brewer. In 1995, the Company purchased an 80 percent equity interest in a joint venture, Budweiser Wuhan International Brewing Company, Ltd., that owns a brewery in Wuhan, the fifth-largest city in China.

    The Company's wholly-owned subsidiary, Metal Container Corporation (``MCC''), manufactures beverage cans at eight plants and beverage can lids at three plants for sale to ABI and to soft drink and export customers. (See Item 2 of Part 1--Properties). Another wholly-owned subsidiary of the Company, Anheuser-Busch Recycling Corporation (``ABRC''), recycles aluminum cans and non-refillable bottles in Marion, Ohio and Nashua, New Hampshire; ABRC's facilities in Hayward, California and Cocoa, Florida recycle aluminum beverage cans, and its facility in Bridgeport, New Jersey recycles glass containers and aluminum cans from curbside collections from municipal systems in Pennsylvania and New Jersey. In January 1996, ABRC ceased operation of its aluminum beverage can recycling facility in Charlotte, North Carolina. ABRC is currently seeking a buyer for its Cocoa, Florida facility.

    The Company's wholly-owned subsidiary, Busch Agricultural Resources, Inc. (``BARI''), operates rice drying, milling and research facilities in Arkansas and California; twelve grain elevators in the western and midwestern United States; barley seed processing plants in Moorhead, Minnesota, Fairfield, Montana, Idaho Falls, Idaho, and Powell, Wyoming; a barley research facility in Colorado; and a wild rice processing facility in Minnesota. Through wholly-owned subsidiaries, BARI operates land application farms in Jacksonville, Florida, Robersonville, North Carolina, Fayetteville, Tennessee, and Fort Collins, Colorado; hop farms in northern Idaho and Germany; and an international office in Mar del Plata, Argentina. BARI's land application farms in Robersonville, North Carolina and Fayetteville, Tennessee will be included in the ESI Sale. BARI also owns malt plants in Manitowoc, Wisconsin, Moorhead, Minnesota, and Idaho Falls, Idaho.

    The Company's wholly owned subsidiary, Precision Printing and Packaging, Inc., produces metalized and paper labels at its plant in Clarksville, Tennessee and produces plain and printed folding cartons at its plant in Paris, Texas.

    Another wholly-owned subsidiary, Anheuser-Busch Investment Capital Corporation, shares equity positions with qualified partners in ABI independent wholesalerships and is currently invested in 16 wholesalerships.

    Through other wholly-owned subsidiaries, the Company owns and operates a marketing communications business (Busch Creative Services Corporation) and a transportation service business (Manufacturers Railway Co. and St. Louis Refrigerator Car Co.).

DISCONTINUED OPERATIONS--FOOD PRODUCTS

    As a result of the Spin-Off, Earthgrains became an independent publicly held company listed on the New York Stock Exchange and its operations ceased to be owned by the Company.

    In connection with the ESI Sale, the Company plans to sell the ESI snack food manufacturing plants in Robersonville, North Carolina, Fayetteville, Tennessee, Visalia, California, and York, Pennsylvania to Frito-Lay, Inc., subject to regulatory approval. The Company has reached a preliminary agreement with a buyer for its Hyannis, Massachusetts plant, which makes Cape Cod potato chips and popcorn products. The sale is expected to be completed by the end of March 1996. The Company will continue to seek a buyer for the Eagle brand and other assets associated with its salted nut business.

FAMILY ENTERTAINMENT

    The Company is active in the family entertainment field, primarily through its wholly-owned subsidiary, Busch Entertainment Corporation (``BEC''), which currently owns, directly and through subsidiaries, nine theme parks.

    BEC operates Busch Gardens theme parks in Tampa, Florida and Williamsburg, Virginia, and Sea World theme parks in Orlando, Florida, San Antonio, Texas, Aurora, Ohio, and San Diego, California. BEC also operates water park attractions in Tampa, Florida (Adventure Island) and Williamsburg, Virginia (Water Country, U.S.A.), an educational play park for children near Philadelphia, Pennsylvania (Sesame Place), and the Baseball City Sports Complex near Orlando, Florida. In 1995, BEC sold Cypress Gardens in Winter Haven, Florida to a management group led by Cypress Gardens' then current general manager. Due to the seasonality of the theme park business BEC experiences higher revenues in the second and third quarters and lower revenues in the first and fourth quarters.

    Through a Spanish affiliate, the Company also owns a 19.9% equity interest in Port Aventura, S.A., which is a theme park and resort project near Barcelona, Spain. The park opened in the spring of 1995.

    In December 1995, the Company entered into an agreement to sell substantially all of the assets of Civic Center Corporation (a wholly-owned subsidiary of the Company that owns Busch Stadium and other properties in downtown St. Louis) and the St. Louis National Baseball Club, Inc. (St. Louis Cardinals) to a group comprised primarily of local investors, subject to approval by Major League Baseball.

    The Company faces competition in the family entertainment field from other theme and amusement parks, public zoos, public parks, and other family entertainment events and attractions.

    Through its wholly-owned subsidiary, Busch Properties, Inc. (``BPI''), the Company is engaged in the business of real estate development. BPI also owns and operates a resort and conference center in Williamsburg, Virginia (Kingsmill).

SOURCES AND AVAILABILITY OF RAW MATERIALS

    The products manufactured by the Company require a large volume of various agricultural products, including barley for malt; hops, malt, rice, and corn grits for beer; and rice for the rice milling and packaging operations of BARI. The Company fulfills its commodities requirements through purchases from various sources, including purchases from its subsidiaries, through contractual arrangements, and through purchases on the open market. The Company believes that adequate supplies of the aforementioned agricultural products are available at the present time, but cannot predict future availability or prices of such products and materials. The commodity markets have experienced and will continue to experience major price fluctuations. The price and supply of raw materials will be determined by, among other factors, the level of crop production, weather conditions, export demand, and government regulations and legislation affecting agriculture. The Company requires aluminum can sheet for manufacture of cans and lids. Although aluminum can sheet prices rose significantly in 1995, they are expected to be less volatile in 1996.

ENERGY MATTERS

    The Company uses natural gas, fuel oil, and coal as its primary fuel materials. All of ABI's breweries can operate with either natural gas or fuel oil. The St. Louis brewery has the additional capability to use coal. Supplies of fuels in quantities sufficient to meet ABI's total requirements are expected to be available on a year-round basis during 1996. The supply of natural gas, fuel oils and coal is normally covered by yearly contracts and no difficulty has been experienced in entering into these contracts. The cost of fuels used by ABI declined in 1995 and is expected to increase in 1996. Based upon information presently available, there can be no assurance that adequate supplies of fuel will always be available to the Company and, should such supplies not be available, the Company's sales and earnings would be adversely affected.

BRAND NAMES AND TRADEMARKS

    Some of the Company's major brand names used in its principal business segments are mentioned in the discussion above. The Company regards consumer recognition of and loyalty to all of its brand names and trademarks as extremely important to the long-term success of its principal business segments.

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

ENVIRONMENTAL PROTECTION

    All of the Company's plants are subject to federal, state, and local environmental protection laws and regulations, and the Company is operating within existing laws and regulations or is taking action aimed at assuring compliance therewith. Various proactive strategies are utilized to help assure this compliance. Compliance with such laws and regulations is not expected to materially affect the Company's capital expenditures, earnings, or competitive position. The Company has devoted considerable effort to research, development and engineering of cost effective innovative systems to minimize effects on the environment from its operating facilities. A significant portion of pollution prevention and pollution control expenditures in 1995 and projected for 1996 was or will be justified on the basis of cost reduction.

    These projects, coupled with the Company's environmental management system and an overall Company emphasis on pollution prevention and resource conservation initiatives, are improving efficiencies and creating saleable by-products from residuals and have generally resulted in low cost operating systems while reducing impact on the air, water, and land environments.

ENVIRONMENTAL PACKAGING LAWS AND REGULATIONS

    The states of California, Connecticut, Delaware, Iowa, Maine, Massachusetts, Michigan, New York, Oregon, and Vermont have adopted certain restrictive packaging laws and regulations for beverages that require deposits on packages. ABI continues to do business in these states. Such laws have not had a significant effect on ABI's sales, but have had a significant adverse impact on beer industry growth and are considered by the Company to be inflationary, costly, and inefficient for recycling packaging materials. Congress and a number of additional states continue to consider similar legislation, the adoption of which by Congress or a substantial number of states or additional local jurisdictions might require the Company to incur significant capital expenditures.

NUMBER OF EMPLOYEES

    As of December 31, 1995, the Company had 42,529 employees (18,548 of those employees were employed by Earthgrains or other entities to be sold or discontinued).

    As of December 31, 1995, approximately 12,045 employees were represented by the International Brotherhood of Teamsters. Twenty-one other unions represented approximately 9,555 employees. Approximately 10,634 of the employees represented by the International Brotherhood of Teamsters or other unions were employed by Earthgrains or other entities to be sold or discontinued. The current labor agreement between ABI and the Brewery and Soft Drink Workers Conference of the International Brotherhood of Teamsters, which represents the majority of brewery workers, expires February 28, 1998.

    The Company considers its employee relations to be good.

ITEM 2. PROPERTIES

    ABI has twelve breweries in operation at the present time, located in St. Louis, Missouri; Newark, New Jersey; Los Angeles and Fairfield, California; Jacksonville, Florida; Houston, Texas; Columbus, Ohio; Merrimack, New Hampshire; Williamsburg, Virginia; Baldwinsville, New York; Fort Collins, Colorado; and Cartersville, Georgia. Title to the Baldwinsville, New York brewery is held by the Onondaga County Industrial Development Agency (``OCIDA'') pursuant to a Sale and Agency Agreement with ABI, which enabled OCIDA to issue tax exempt pollution control and industrial development revenue notes and bonds to finance a portion of the cost of the purchase and modification of the brewery. The brewery is not pledged or mortgaged to secure any of the notes or bonds, and the Sale and Agency Agreement with OCIDA gives ABI the unconditional right to require at any time that title to the brewery be transferred to ABI. ABI's breweries operated at approximately 90% of capacity in 1995; during the peak selling periods (second and third quarters), they operated at maximum capacity.

    The Company, through wholly-owned subsidiaries, operates malt plants in Manitowoc, Wisconsin, Moorhead, Minnesota and Idaho Falls, Idaho; rice mills in Jonesboro, Arkansas and Woodland, California; a wild rice processing facility in Clearbrook, Minnesota; can manufacturing plants in Jacksonville, Florida, Columbus, Ohio, Arnold, Missouri, Windsor, Colorado, Newburgh, New York, Ft. Atkinson, Wisconsin, Rome, Georgia, and Mira Loma, California; and can lid manufacturing plants in Gainesville, Florida, Oklahoma City, Oklahoma, and Riverside, California.

    BEC operates its principal family entertainment facilities in Tampa, Florida; Williamsburg, Virginia; San Diego, California; Aurora, Ohio; Orlando, Florida; and San Antonio, Texas. The Tampa facility is 265 acres, Williamsburg is 364 acres, San Diego is 165 acres, Aurora is 90 acres, Orlando is 224 acres, and the San Antonio facility is 496 acres.

    Except for the Baldwinsville brewery, the can manufacturing plant in Newburgh, New York, and the Sea World park in San Diego, California, all of the Company's principal properties are owned in fee. The lease for the land used by the Sea World park in San Diego, California expires in 2033. The Company considers its buildings, improvements, and equipment to be well maintained and in good condition, irrespective of dates of initial construction, and adequate to meet the operating demands placed upon them. The production capacity of each of the manufacturing facilities is adequate for current needs and, except as described above, substantially all of each facility's capacity is utilized.

ITEM 3. LEGAL PROCEEDINGS

    The Company is not a party to any pending or threatened litigation, the outcome of which would be expected to have a material adverse effect upon its financial condition or its operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 1995.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    AUGUST A. BUSCH III (age 58) is presently Chairman of the Board and President, and Director of the Company and has served in such capacities since 1977, 1974, and 1963, respectively. Since 1979 he has also served as Chairman of the Board and Chief Executive Officer of the Company's subsidiary, Anheuser-Busch, Incorporated.

    JERRY E. RITTER (age 61) is presently Executive Vice President-Chief Financial and Administrative Officer of the Company and was appointed to serve in such capacity in 1990. He is also Vice President-Finance of the Company's subsidiary, Anheuser-Busch, Incorporated, and has served in such capacity since 1982.

    PATRICK T. STOKES (age 53) is presently Vice President and Group Executive of the Company and has served in such capacity since 1981. He is also presently President of the Company's subsidiary, Anheuser-Busch, Incorporated, and was appointed to serve in such capacity in 1990.

    BARRY H. BERACHA (age 54) resigned from his position as Vice President and Group Executive of the Company upon the Spin-Off; he had served in such capacity since 1976. He was appointed Chairman of the Board and Chief Executive Officer of Earthgrains in September 1993 and continued in that position following the Spin-Off. During the past five years, he also served as Chairman of the Board (1976-1995) and Chief Executive Officer (1976-1993) of the Company's subsidiary, Metal Container Corporation, Chairman of the Board and Chief Executive Officer of the Company's subsidiary, Eagle Snacks, Inc. (1993-1995), and Chairman of the Board and Chief Executive Officer of the Company's subsidiary, Anheuser-Busch Recycling Corporation (1978-1993).

    JOHN H. PURNELL (age 54) is presently Vice President and Group Executive of the Company and has served in such capacity since January 1991. He is also Chairman of the Board and Chief Executive Officer of the Company's subsidiary, Anheuser-Busch International, Inc., and has served as Chairman since 1980 and as Chief Executive Officer since January 1991. During the past five years, he also served as Senior Vice President-Corporate Planning and Development (1987-1991).

    W. RANDOLPH BAKER (age 49) is presently Vice President and Group Executive of the Company and has served in such capacity since 1982. During the past five years, he also served as Chairman of the Board and President of the Company's subsidiaries, Busch Properties, Inc. and Busch Entertainment Corporation (1978-1991).

    STEPHEN K. LAMBRIGHT (age 53) is presently Vice President and Group Executive of the Company and has served in such capacity since 1984.

    RAYMOND E. GOFF (age 50) is presently Senior Vice President-Asia Pacific and has served in such capacity since April 1994. During the past five years, he also served as Senior Vice President-Asia Pacific of the Company's subsidiary, Anheuser-Busch International, Inc. (1994-December 1995), and Chairman of the Board and Chief Executive Officer of the Company's subsidiary, Busch Agricultural Resources, Inc. (1986-April 1994).

    JAIME IGLESIAS (age 65) retired from his position as Chairman of the Board of the Company's subsidiary, Anheuser-Busch Europe, Inc. (``ABEI'') on March 22, 1996; he was appointed to that position in January 1993. Prior to that, he served as Chief Executive Officer (1989-January 1993) and as President (1988-January 1993) of ABEI. He was appointed President-International Operations of Earthgrains in 1991 and prior to that served as Vice President-International (1983-1991). Until his retirement, he served as Chairman and President of Earthgrains' subsidiary, Bimbo S.A., and Senior Vice President-Europe of the Company's subsidiary, Anheuser-Busch International, Inc. (``ABII''), and had served in such capacities since 1978 and January 1993, respectively. He also served as President and Managing Director-Europe of ABII (1988-January 1993).

    ALOYS H. LITTEKEN (age 55) is presently Vice President-Corporate Engineering of the Company and has served in such capacity since 1981.

    WILLIAM L. RAMMES (age 54) is presently Vice President-Corporate Human Resources of the Company and has served in such capacity since June 1992. He is also Chairman of the Board and President of the Company's subsidiary, Busch Properties, Inc., and has served in such capacities since January 1995. During the past five years, he also served as Vice President-Operations of the Company's subsidiary, Anheuser-Busch Incorporated (1990-June 1992).

    JOHN B. ROBERTS (age 51) is presently Chairman of the Board and President of the Company's subsidiary, Busch Entertainment Corporation, and has served in such capacities since June 1992 and May 1991, respectively. During the past five years, he also served as Executive Vice President and General Manager (1990-May
1991) of Busch Entertainment Corporation.

    JOSEPH L. GOLTZMAN (age 54) is presently Vice President and Group Executive of the Company and has served in such capacity since September 1993. He is also presently Chairman, Chief Executive Officer and President of the Company's subsidiary, Anheuser-Busch Recycling Corporation, Chairman (since December
1995), President and Chief Executive Officer of the Company's subsidiary, Metal Container Corporation, and Chairman of the Company's indirect subsidiary, Precision Printing and Packaging, Inc., and has served in such capacities since January 1993, September 1993, and December 1993, respectively. During the past five years, he also served as President of Anheuser-Busch Recycling Corporation (1988-December 1992) and Vice President-Recycling and Metals Planning (January 1992-September 1993) and Director-Metals Planning and Recycling (1988-December
1991) of the Company.

    DONALD W. KLOTH (age 54) is presently Vice President and Group Executive of the Company and has served in such capacity since April 1994. He is also Chairman of the Board and Chief Executive Officer of the Company's subsidiary, Busch Agricultural Resources, Inc., and has served in such capacity since May 1994. During the past five years, he also served as Vice President-Materials Acquisition of the Company (1983-March 1994) and President of Busch Agricultural Resources, Inc. (1983-April 1994).

    JOHN E. JACOB (age 61) is presently Executive Vice President and Chief Communications Officer, and a Director of the Company and has served in such capacities since July 1994 and 1990, respectively. He also served as President and Chief Executive Officer of the National Urban League, Inc. (1982-July 1994).

                                    PART II

    The information required by Items 5, 6, 7, and 8 of this Part II are hereby incorporated by reference from pages 34 through 73 of the Company's 1995 Annual Report to Shareholders.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

ITEM 6. SELECTED FINANCIAL DATA

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There have been no disagreements with Price Waterhouse LLP, the Company's independent accountants since 1961, on accounting principles or practices or financial statement disclosures.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item with respect to Directors is hereby incorporated by reference from pages 3 through 5 of the Company's Proxy Statement for the Annual Meeting of Shareholders on April 24, 1996. The information required by this Item with respect to Executive Officers is presented on pages 6 through 8 of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is hereby incorporated by reference from page 7 and pages 10 through 17 of the Company's Proxy Statement for the Annual Meeting of Shareholders on April 24, 1996.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is hereby incorporated by reference from pages 2 and 6 of the Company's Proxy Statement for the Annual Meeting of Shareholders on April 24, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is hereby incorporated by reference from pages 17 through 18 of the Company's Proxy Statement for the Annual Meeting of Shareholders on April 24, 1996.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

                                                                                  PAGE
1.         FINANCIAL STATEMENTS:                                                  ----

           Consolidated Balance Sheet at December 31, 1995 and 1994                48<F*>

           Consolidated Statement of Income for the three years ended
             December 31, 1995                                                     49<F*>

           Consolidated Statement of Changes in Shareholders Equity for the
             three years ended December 31, 1995                                   50<F*>

           Consolidated Statement of Cash Flows for the three years ended
             December 31, 1995                                                     51<F*>

           Notes to Consolidated Financial Statements                            52-67<F*>

           Report of Independent Accountants                                       73<F*>

<F*>Incorporated herein by reference from the indicated pages of the 1995
Annual Report to Shareholders.

2.         FINANCIAL STATEMENT SCHEDULE:

           Report of Independent Accountants on Financial Statement Schedule       F-1

           FOR THE YEARS ENDED DECEMBER 31, 1995, DECEMBER 31, 1994, AND
             DECEMBER 31, 1993:

           Schedule VIII--Valuation and Qualifying Accounts and Reserves           F-2

3.         EXHIBITS:

           Exhibit 3.1  -- Restated Certificate of Incorporation with amendments. (Incorporated by reference to Exhibit
                           3.1 to Form 10-K for the fiscal year ended December 31, 1994.)

           Exhibit 3.2  -- Certificate of Designation, Rights and Preferences
                           of the Series C Convertible Preferred Stock of the Company dated November 3, 1989. (Incorporated by reference to Exhibit 3.2 to Form 10-K for the fiscal year ended December 31, 1990.)

           Exhibit 3.3  -- By-Laws of the Company (as amended and restated
                           October 27, 1993). (Incorporated by reference to
                           Exhibit 3 to Form 10-Q for the quarter ended
                           September 30, 1993.)

           Exhibit 4.1  -- Form of Rights Agreement, dated as of October 26,
                           1994 between Anheuser-Busch Companies, Inc. and Boatmen's Trust Company. (Incorporated by reference to Exhibit 4 to Form 8-K filed November 7, 1994.)

           Exhibit 4.2  -- No instruments defining the right of holders of long-
                           term debt are filed since the total amount of securities authorized under any such instrument does not exceed 10% of the assets of the Company on a consolidated basis. The Company agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request.

           Exhibit 10.1 -- Anheuser-Busch Companies, Inc. Deferred Compensation
                           Plan for Non-Employee Directors (as amended and restated February 22, 1989.) (Incorporated by reference to Exhibit 10.1 to Form 10-K for the fiscal year ended December 31, 1994.)<F*>

           Exhibit 10.2 -- First Amendment to Anheuser-Busch Companies, Inc.
                           Deferred Compensation Plan for Non-Employee
                           Directors (as amended and restated February 22, 1989) effective April 24, 1991. (Incorporated by reference to Exhibit 10.2 to Form 10-K for the fiscal year ended December 31, 1991.)<F*>

           Exhibit 10.3 -- Second Amendment to Anheuser-Busch Companies, Inc.
                           Deferred Compensation Plan for Non-Employee
                           Directors (as amended and restated February 22,
                           1989) effective January 1, 1994. (Incorporated by reference to Exhibit 10.3 to Form 10-K for the fiscal year ended December 31, 1993.)<F*>

           Exhibit 10.4 -- Third Amendment to Anheuser-Busch Companies, Inc.
                           Deferred Compensation Plan for Non-Employee
                           Directors (as amended and restated February 22,
                           1989) effective January 1, 1996.<F*>

           Exhibit 10.5 -- Anheuser-Busch Companies, Inc. Retirement Program
                           for Non-Employee Directors. (Incorporated by reference to Exhibit 10.1 to Registration Statement on Form S-14 filed September 14, 1982.)<F*>

           Exhibit 10.6 -- Anheuser-Busch Companies, Inc. Non-Employee Director
                           Elective Stock Acquisition Plan effective
                           January 1, 1996.<F*>

           Exhibit 10.7 -- Anheuser-Busch Companies, Inc. 1981 Incentive Stock
                           Option/Non-Qualified Stock Option Plan (As amended December 18, 1985, December 16, 1987, December 20, 1988, July 22, 1992, September 22, 1993, and
                           December 20, 1995.)<F*>

           Exhibit 10.8 -- Anheuser-Busch Companies, Inc. 1981 Non-Qualified
                           Stock Option Plan (As amended December 18, 1985, June 24, 1987, December 20, 1988, July 22, 1992,
                           and December 20, 1995.)<F*>

           Exhibit 10.9 -- Anheuser-Busch Companies, Inc. 1989 Incentive Stock
                           Plan (As amended December 20, 1989, December 19, 1990, December 15, 1993, and December 20, 1995.)<F*>

           Exhibit 10.10-- Anheuser-Busch Companies, Inc. Excess Benefit Plan
                           amended and restated effective as of October 1, 1993. (Incorporated by reference to Exhibit 10.9 to Form 10-K for the fiscal year ended December 31, 1994.)<F*>

           Exhibit 10.11-- Anheuser-Busch Companies, Inc. Supplemental Executive
                           Retirement Plan amended and restated as of October
                           1, 1993. (Incorporated by reference to Exhibit 10.10 to Form 10-K for the fiscal year ended December 31, 1994.)<F*>

           Exhibit 10.12-- First Amendment to the Anheuser-Busch Companies,
                           Inc. Supplemental Executive Retirement Plan as amended and restated October 1, 1993 effective as of December 14, 1994. (Incorporated by reference to
                           Exhibit 10.11 to Form 10-K for the fiscal year ended December 31, 1994.)<F*>

           Exhibit 10.13-- Second Amendment to the Anheuser-Busch Companies,
                           Inc. Supplemental Executive Retirement Plan as amended and restated October 1, 1993 effective as of January 1, 1996.

           Exhibit 10.14-- Anheuser-Busch Executive Deferred Compensation Plan
                           effective January 1, 1994. (Incorporated by reference to Exhibit 10.16 to Form 10-K for the fiscal year ended December 31, 1993.)<F*>

           Exhibit 10.15-- First Amendment to Anheuser-Busch Executive Deferred
                           Compensation Plan effective April 1, 1994.
                           (Incorporated by reference to Exhibit 10.13 to Form 10-K for the fiscal year ended December 31, 1994.)<F*>

           Exhibit 10.16-- Anheuser-Busch 401(k) Restoration Plan effective
                           January 1, 1994 (true and correct as of February 6,
                           1995). (Incorporated by reference to Exhibit 10.14 to Form 10-K for the fiscal year ended December 31, 1994.)<F*>

           Exhibit 10.17-- Form of Indemnification Agreement with Directors and
                           Executive Officers. (Incorporated by reference to Exhibit 10.18 to Form 10-K for the fiscal year ended December 31, 1993.)<F*>

           Exhibit 10.18-- Anheuser-Busch Officer Bonus Plan effective January
                           1, 1995. (Incorporated by reference to Exhibit A to the Definitive Proxy Statement for Annual Meeting of Shareholders on April 26, 1995.)<F*>

           Exhibit 10.19-- Investment Agreement By and Among Anheuser-Busch
                           Companies, Inc., Anheuser-Busch International, Inc. and Anheuser-Busch International Holdings, Inc. and Grupo Modelo, S.A. de C.V., Diblo, S.A. de C.V. and certain shareholders thereof, dated as of June 16, 1993. (Incorporated by reference to Exhibit 10.19 to Form 10-K for the fiscal year ended December 31, 1993.)

           Exhibit 10.20-- Letter agreement between Anheuser-Busch Companies,
                           Inc. and the Controlling Shareholders regarding
                           Section 5.5 of the Investment Agreement filed as
                           Exhibit 10.19 of this report. (Incorporated by reference to Exhibit 10.20 to Form 10-K for the fiscal year ended December 31, 1993.)

           Exhibit 12  -- Ratio of Earnings to Fixed Charges.

           Exhibit 13  -- Pages 34 through 73 of the Anheuser-Busch Companies,
                          Inc. 1995 Annual Report to Shareholders, a copy of which is furnished for the information of the Securities and Exchange Commission. Portions of the Annual Report not incorporated herein by reference are not deemed ``filed'' with the Commission.

           Exhibit 21  -- Subsidiaries of the Company

           Exhibit 23  -- Consent of Independent Accountants, filed as page F-1 of this report.

           Exhibit 27  -- Financial Data Schedules

[FN]
--------

<F*> A management contract or compensatory plan or arrangement required to be filed by Item 14(c) of this report.

    (b) Reports on Form 8-K

    The following report on Form 8-K was filed during the fourth quarter of 1995:

        Form 8-K dated October 25, 1995 and filed on October 31, 1995, consisting of the following: Item 5. Other Events (Press Release) and Item
    7. Financial Statements and Exhibits (Exhibit 99-Press Release).

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ANHEUSER-BUSCH COMPANIES, INC.
                               -------------------------------------------------
                                                 (Registrant)

                               By              AUGUST A. BUSCH III
                                  ----------------------------------------------
                                               August A. Busch III
                                                 Chairman of the
                                               Board and President

Date: March 27, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                AUGUST A. BUSCH III                  Chairman of the Board and President    March 27, 1996
--------------------------------------------------     and Director (Principal Executive
               (August A. Busch III)                   Officer)

                  JERRY E. RITTER                    Executive Vice President-Chief         March 27, 1996
--------------------------------------------------     Financial and Administrative
                 (Jerry E. Ritter)                     Officer (Principal Financial
                                                       Officer)

                 GERALD C. THAYER                    Vice President and Controller          March 27, 1996
--------------------------------------------------     (Principal Accounting Officer)
                (Gerald C. Thayer)

                ANDREW B. CRAIG III                  Director                               March 27, 1996
--------------------------------------------------
               (Andrew B. Craig III)

                 BERNARD A. EDISON                   Director                               March 27, 1996
--------------------------------------------------
                (Bernard A. Edison)

                CARLOS FERNANDEZ G.                  Director                               March 27, 1996
--------------------------------------------------
               (Carlos Fernandez G.)

                 PETER M. FLANIGAN                   Director                               March 27, 1996
--------------------------------------------------
                (Peter M. Flanigan)

                   JOHN E. JACOB                     Director                               March 27, 1996
--------------------------------------------------
                  (John E. Jacob)

                 CHARLES F. KNIGHT                   Director                               March 27, 1996
--------------------------------------------------
                (Charles F. Knight)



               VERNON R. LOUCKS, JR.                 Director                               March 27, 1996
--------------------------------------------------
              (Vernon R. Loucks, Jr.)

                 VILMA S. MARTINEZ                   Director                               March 27, 1996
--------------------------------------------------
                (Vilma S. Martinez)

                  SYBIL C. MOBLEY                    Director                               March 27, 1996
--------------------------------------------------
                 (Sybil C. Mobley)

                 JAMES B. ORTHWEIN                   Director                               March 27, 1996
--------------------------------------------------
                (James B. Orthwein)

                 ANDREW C. TAYLOR                    Director                               March 27, 1996
--------------------------------------------------
                (Andrew C. Taylor)

               DOUGLAS A. WARNER III                 Director                               March 27, 1996
--------------------------------------------------
              (Douglas A. Warner III)

                WILLIAM H. WEBSTER                   Director                               March 27, 1996
--------------------------------------------------
               (William H. Webster)

              EDWARD E. WHITACRE, JR.                Director                               March 27, 1996
--------------------------------------------------
             (Edward E. Whitacre, Jr.)

                         ANHEUSER-BUSCH COMPANIES, INC.

                     INDEX TO FINANCIAL STATEMENT SCHEDULE

                                                                                                       PAGE
                                                                                                       ----
Report of Independent Accountants on Financial Statement Schedule...............................        F-1

Consent of Independent Accountants..............................................................        F-1

Financial Statement Schedule for the Years 1995, 1994 and 1993:

    Valuation and Qualifying Accounts and Reserves (Schedule VIII)..............................        F-2

    All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or Notes thereto.

    Separate financial statements of subsidiaries not consolidated have been omitted because, in the aggregate, the proportionate shares of their profit before income taxes and total assets are less than 20% of the respective consolidated amounts, and investments in such companies are less than 20% of consolidated total assets.

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Anheuser-Busch Companies, Inc.

Our audits of the Consolidated Financial Statements referred to in our report dated February 6, 1996 appearing on page 73 of the 1995 Annual Report to Shareholders of Anheuser-Busch Companies, Inc. (which report and Consolidated Financial Statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related Consolidated Financial Statements.

PRICE WATERHOUSE LLP

St. Louis, Missouri
February 6, 1996



                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-3 (No. 33-49051) and in the Registration Statements on Forms S-8 (No. 2-77829, No. 33-4664, No. 33-36132, No. 33-39714, No. 33-39715, No. 33-46846, No. 33-53333, No. 33-53829, No.
33-58221, and No. 33-58241) of Anheuser-Busch Companies, Inc. of our report dated February 6, 1996 appearing on page 73 of the Annual Report to Shareholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on page F-1 of this Form 10-K.

PRICE WATERHOUSE LLP

St. Louis, Missouri
March 27, 1996

                         ANHEUSER-BUSCH COMPANIES, INC.

         SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                   (CONTINUING OPERATIONS BASIS, IN MILLIONS)

                                                                                   1995       1994       1993
                                                                                   ----       ----       ----
Reserve for doubtful accounts (deducted from related assets):

    Balance at beginning of period.............................................  $     1.9  $     1.4  $     1.6

    Additions charged to costs and expenses....................................         .9        1.1         .7

    Additions (recoveries of uncollectible accounts previously written off )...         .4         .5         .6

    Deductions (uncollectible accounts written off )...........................       (1.3)      (1.1)      (1.5)
                                                                                 ---------  ---------  ---------
    Balance at end of period...................................................  $     1.9  $     1.9  $     1.4
                                                                                 =========  =========  =========
Deferred income tax asset valuation allowance under FAS 109:

    Balance at beginning of period.............................................  $    52.7  $    35.1  $    28.9

    Additions to valuation allowance charged to costs and expenses.............       15.7       17.8       15.6

    Deductions from valuation allowance (utilizations and expirations).........       (1.7)       (.2)      (9.4)
                                                                                 ---------  ---------  ---------
    Balance at end of period...................................................  $    66.7  $    52.7  $    35.1
                                                                                 =========  =========  =========

                                       INDEX TO EXHIBITS

Exhibit No.          Exhibit
-----------          -------

10.4                 Third Amendment to Anheuser-Busch Companies, Inc.
                     Deferred Compensation Plan for Non-Employee
                     Directors (as amended and restated February 22,
                     1989) effective January 1, 1996.


10.6 Anheuser-Busch Companies, Inc. Non-Employee Director Elective Stock Acquisition Plan effective
                     January 1, 1996.

10.7 Anheuser-Busch Companies, Inc. 1981 Incentive Stock Option/Non-Qualified Stock Option Plan (As amended December 18, 1985, December 16, 1987, December 20, 1988, July 22, 1992, September 22, 1993, and
                     December 20, 1995.)

10.8 Anheuser-Busch Companies, Inc. 1981 Non-Qualified Stock Option Plan (As amended December 18, 1985, June 24, 1987, December 20, 1988, July 22, 1992,
                     and December 20, 1995.)

10.9 Anheuser-Busch Companies, Inc. 1989 Incentive Stock Plan (As amended December 20, 1989, December 19, 1990, December 15, 1993, and December 20, 1995.)

10.13 Second Amendment to the Anheuser-Busch Companies, Inc. Supplemental Executive Retirement Plan as amended and restated October 1, 1993 effective as of January 1, 1996.

12                   Ratio of Earnings to Fixed Charges.

13 Pages 34 through 73 of the Anheuser-Busch Companies, Inc. 1995 Annual Report to Shareholders, a copy of which is furnished for the information of the Securities and Exchange Commission. Portions of the Annual Report not incorporated herein by reference are not deemed ``filed'' with the Commission.

21                   Subsidiaries of the Company

27                   Financial Data Schedules