Form 10-Q
period 1996-03-31
ANHEUSER BUSCH COMPANIES INC
filed 1996-05-13
CIK 310569

SECURITIES AND EXCHANGE COMMISSION


                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


                       For Quarter Ended March 31, 1996


                        Commission file number 1-7823


                        ANHEUSER-BUSCH COMPANIES, INC.
           (Exact name of registrant as specified in its charter)


                      DELAWARE                  43-1162835
         (State or other jurisdiction of       I.R.S. Employer
          incorporation or organization)      Identification No.)


          One Busch Place, St. Louis, Missouri         63118
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


$1 Par Value Common Stock-251,324,648 shares as of March 31, 1996

CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)
(In millions, except per share data)


Three months ended March 31,                       1996      1995
- ----------------------------                       ----      ----

Sales........................................... $2,767.4  $2,705.2
  Less federal and state excise taxes...........   (395.6)   (387.0)
                                                 --------  --------
Net sales.......................................  2,371.8   2,318.2
  Cost of products and services................. (1,538.1) (1,541.4)
                                                 --------  --------
Gross profit....................................    833.7     776.8
  Gain on sale of St. Louis National Baseball
     Club (Cardinals)...........................     54.7      --
  Marketing, distribution and administrative
     expenses...................................   (388.0)   (363.7)
                                                 --------  --------
Operating income................................    500.4     413.1
Other income and expenses:
  Interest expense..............................    (58.2)    (56.7)
  Interest capitalized..........................      8.4       5.4
  Interest income...............................      1.9       1.3
  Other income, net.............................       .4       1.6
                                                 --------  --------
Income before income taxes......................    452.9     364.7
Provision for income taxes......................   (177.4)   (143.0)
                                                 --------  --------
Income from continuing operations...............    275.5     221.7
(Loss) from discontinued operations.............     --        (5.6)
                                                 --------  --------
Net income......................................    275.5     216.1
Retained earnings, beginning of period..........  6,869.6   6,656.7
Common stock dividends (per share: 1996--$.44;
  1995--$.40)...................................   (111.6)   (102.7)
Spin-off of The Earthgrains Company.............   (680.0)      --
                                                 --------  --------
Retained earnings, end of period................ $6,353.5  $6,770.1
                                                 ========  ========
Primary earnings (loss) per share:
  Continuing operations......................... $   1.08  $    .86
  Discontinued operations.......................     --        (.03)
                                                 --------  --------
  Net income....................................     1.08       .83
                                                 ========  ========
Fully diluted earnings (loss) per share:
  Continuing operations......................... $   1.07  $    .85
  Discontinued operations.......................      --       (.02)
                                                 --------  --------
  Net income.................................... $   1.07  $    .83
                                                 ========  ========
See accompanying Notes to Consolidated Financial Statements on Page 3.

Notes to Consolidated Financial Statements

1. Unaudited Financial Statements: The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and applicable SEC guidelines pertaining to interim financial information. In the opinion of the company's management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the financial statements, have been included therein. These statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the company's Annual Report to shareholders for the year ended December 31, 1995.

2. Earnings Per Share: Primary earnings per share of common stock are based on the weighted average number of shares of common stock outstanding during the period. Fully diluted earnings per share of common stock assume the conversion of the company's convertible debentures and the elimination of related after-tax interest expense.

3. Sale of St. Louis National Baseball Club (Cardinals): During the first quarter 1996, the company completed its previously announced sale of the St. Louis National Baseball Club (Cardinals), Busch Memorial Stadium and several nearby parking garages and properties in downtown St. Louis. The sale resulted in a $54.7 million pretax gain, or $.13 per share, which is reported as a separate line item in the Consolidated Statement of Income.

4. Discontinued Operations: Through the tax-free spin-off of The Earthgrains Company and the sale of Eagle Snacks, Anheuser-Busch has divested its food products segment. Accordingly, all Earthgrains and Eagle Snacks related financial results are reported in the company's Consolidated Financial Statements as discontinued operations.

CONSOLIDATED BALANCE SHEET


Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)
(In millions)



                                                   MARCH 31,
                                              -------------------
ASSETS                                        1996           1995
                                              ----           ----
CURRENT ASSETS:

Cash and marketable securities...........  $  219.4       $  129.0
Receivables, less allowance for
  doubtful accounts......................     607.9          639.3
Inventories--
  Raw materials and supplies.............     358.9          402.0
  Work in progress.......................      99.1           99.4
  Finished goods.........................     173.9          154.1
    Total inventories....................     631.9          655.5
Other current assets.....................     232.9          275.1
                                          ---------      ---------
  Total current assets...................   1,692.1        1,698.9

INVESTMENTS AND OTHER ASSETS.............   1,703.9        1,519.7

INVESTMENTS IN DISCONTINUED OPERATIONS...      --            990.2

PLANT AND EQUIPMENT, NET.................   6,816.5        6,555.6
                                          ---------      ---------
  TOTAL ASSETS........................... $10,212.5      $10,764.4
                                          =========      =========

LIABILITIES AND SHAREHOLDERS EQUITY
(In millions)




                                                   MARCH 31,
                                              -------------------
                                              1996           1995
                                              ----           ----
CURRENT LIABILITIES:
  Short-term debt........................ $    --        $    95.0
  Accounts payable.......................     562.9          600.4
  Accrued salaries, wages and benefits...     213.3          222.6
  Accrued taxes, other than
    income taxes.........................     120.0          128.4
  Estimated income taxes.................     151.6          103.6
  Other current liabilities..............     279.8          377.8
                                          ---------      ---------
    Total current liabilities............   1,327.6        1,527.8
                                          ---------      ---------
POSTRETIREMENT BENEFITS..................     527.3          503.3
                                          ---------      ---------
LONG-TERM DEBT...........................   3,451.7        3,036.0
                                          ---------      ---------
DEFERRED INCOME TAXES....................   1,168.1        1,179.5
                                          ---------      ---------
SHAREHOLDERS EQUITY:
  Common stock...........................     348.6          344.4
  Capital in excess of par value.........   1,073.6          880.1
  Retained earnings......................   6,353.5        6,770.1
  Foreign currency translation adjustment      (8.3)         (13.7)
                                          ---------       --------
                                            7,767.4        7,980.9
  Treasury stock, at cost................  (3,714.2)      (3,116.0)
  ESOP debt guarantee offset.............    (315.4)        (347.1)
                                          ---------      ---------
                                            3,737.8        4,517.8
                                          ---------      ---------
COMMITMENTS AND CONTINGENCIES............     --              --

  TOTAL LIABILITIES AND SHAREHOLDERS
  EQUITY................................. $10,212.5      $10,764.4
                                          =========      =========

CONSOLIDATED STATEMENT OF CASH FLOWS

Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)
(In millions)

Three months ended March 31,                              1996       1995
- ----------------------------                              ----       ----

CASH FLOW FROM OPERATING ACTIVITIES:
  Net income........................................  $ 275.5   $  216.1
  Discontinued operations...........................     --          5.6
                                                      -------   --------
  Income from continuing operations.................    275.5      221.7
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization.................    143.9      135.9
      Increase in deferred income taxes.............     35.3       98.0
      After-tax gain on sale of St. Louis National
        Baseball Club (Cardinals)...................    (33.4)      --
      Decrease(increase)in non-cash working capital.     29.9     (129.2)
      Other, net....................................    (47.6)      49.0
                                                      -------    -------
  Cash provided by operating activities.............    403.6      375.4
  Net cash (provided to) provided by
    discontinued operations.........................    (21.3)       1.5
                                                      -------    -------
  Total cash provided by operating activities.......    382.3      376.9
                                                      -------    -------
CASH FLOW FROM INVESTING ACTIVITIES:
  Proceeds from sale of St. Louis National
    Baseball Club (Cardinals).......................    116.6       --
  Capital expenditures..............................   (259.3)    (187.0)
  New business acquisitions.........................     --        (52.4)
                                                     --------    -------
  Cash (used for) investing activities..............   (142.7)    (239.4)
                                                      -------     ------
CASH FLOW FROM FINANCING ACTIVITIES:
  Increase in long-term debt........................    228.0       --
  Decrease in long-term debt........................    (14.7)       (.1)
  Dividends paid to stockholders....................   (111.6)    (102.8)
  Acquisition of treasury stock.....................   (278.2)     (73.4)
  Shares issued under stock plans and
    conversion of convertible debentures............     62.7       23.8
                                                      -------     ------
  Cash (used for) financing activities..............   (113.8)    (152.5)
                                                      -------     ------
  Net increase (decrease) in cash and marketable
    securities during the period....................    125.8      (15.0)
  Cash and marketable securities, beginning of
    period..........................................     93.6      144.0
                                                      -------     ------
  Cash and marketable securities, end of period.....  $ 219.4     $129.0
                                                      =======     ======

A more adequate understanding of the company's financial position and business can be gained by reference to the Anheuser-Busch Companies, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION
- ------------

     This Discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of Anheuser-Busch Companies, Inc. for the first quarter ended March

31, 1996 compared to the first quarter ended March 31, 1995 and the year ended December 31, 1995.  This discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the company's Annual Report to Shareholders for the year ended December 31,

1995.  Additional information concerning the company's consolidated financial and operating results for the first quarter is contained in the

Letter to Shareholders section of the first quarter 1996 Shareholders

Report.


     During the first quarter 1996, the company completed its previously announced sale of the St. Louis National Baseball Club (Cardinals), Busch

Memorial Stadium and several nearby parking garages and other properties in downtown St. Louis.  The sale price was $150 million resulting in a $54.7 million pretax gain, or $.13 per share ("Cardinal gain"), which is shown as a separate line item in the Consolidated Statement of Income.  Due to the nonrecurring nature of this gain, financial comparisons are shown both including and excluding the gain in order to facilitate a more complete
- ---------     ---------
understanding of company operating results.



     Also during the first quarter 1996, the company completed the 100%

spin-off of The Earthgrains Company (formerly known as Campbell Taggart,

Inc.) to shareholders.  Earthgrains common stock began trading on the New

York Stock Exchange as a separate company on March 27, 1996.  And in

February 1996, Anheuser-Busch reached an agreement to sell most of its

Eagle Snacks  production facilities to Frito Lay.  The Department of

Justice has formally indicated that it will not oppose the transaction.


     As a result of the spin-off of Earthgrains and sale of Eagle Snacks assets, Anheuser-Busch has divested its food products segment.  In accordance with generally accepted accounting principles, Anheuser-Busch has restated all prior period financial information to remove the historical combined financial results of Earthgrains and Eagle Snacks from detailed financial statement components.  All Earthgrains and Eagle Snacks related financial results and financial information are reported as

Discontinued Operations.


CONTINUING OPERATIONS
- ---------------------

     Anheuser-Busch Companies, Inc. achieved record gross sales of $2.8 billion during the first quarter 1996, an increase of 2.3% over 1995 first quarter gross sales of $2.7 billion.  Anheuser-Busch also achieved record net sales of $2.4 billion during the first quarter 1996, an increase of

2.3% over the same period in 1995.  The increase in gross and net sales during the quarter is primarily attributable to higher beer volume sales and net revenue-per-barrel gains in excess of 2% due to nationwide price increases implemented in seven states in Fall 1995 and in the remainder of the country in February 1996.  However, reported sales growth for the first quarter 1996 was dampened by lower sales from the company's recycling operations due to lower volume and significantly lower scrap aluminum prices.  If the recycling operations first quarter 1996 sales levels had been at 1995 sales levels, consolidated net sales for the first quarter

1996 would have grown by more than 4%.

     Anheuser-Busch, Inc., the company's brewing subsidiary, reported record sales volume of 20.8 million barrels of beer during the first quarter 1996.  This sales volume level represents an increase of 405,000 barrels --- or 2.0% --- over first quarter 1995 beer volume sales of 20.4 million barrels.  Anheuser-Busch, Inc. market share increased during the first quarter 1996 to 44.8% of total brewing industry shipments (including imports, exports, non-alcohol brews and other malt beverages), as estimated based on information provided by The Beer Institute.  This represents an increase of .5 percentage points as compared to first quarter 1995 market share. Anheuser-Busch has led the brewing industry in sales volume and market share each quarter since 1957.


     Sales-to-retailers, a more accurate measure of underlying consumer demand, were even stronger, increasing over 3% compared to first quarter

1995 levels.  This increase was led by Bud Light which continues to grow at a double-digit pace on an annualized basis.  Importantly, Budweiser sales continued to reflect a more modest rate of decline as compared to the first quarter 1995.


     As a result of the fourth quarter 1995 beer inventory reduction program, wholesaler inventory levels were over 30% lower in the first quarter 1996 as compared to the prior year.  Anheuser-Busch continues to have the freshest beer of any major brewer in the marketplace, which is a significant competitive advantage.


     Cost of products and services for the first quarter 1996 was $1.54 billion, a $3.3 million, or .2%, decrease compared to the first quarter
                                 --------
1995.  The decrease in cost of products and services is primarily attributable to lower costs in the company's recycling operations due to significantly lower scrap aluminum costs, partially offset by increased costs associated with higher beer sales volume.


     Gross profit as a percentage of net sales was 35.2% for the first quarter 1996, an increase of 1.7 percentage points compared to the first quarter 1995.


     Marketing, Distribution and Administration expenses for the first quarter 1996 were $388.0 million compared with $363.7 million for the first quarter 1995, an increase of 6.7%.  The increase is primarily related to increased marketing and distribution costs associated with the company's domestic and international beer operations, including sponsorship of the

1996 Summer Olympic Games in Atlanta.


     Operating income (excluding the Cardinal gain) was $445.8 million for the first quarter 1996, an increase of $32.7 million, or 7.9%, compared to the first quarter 1995.  Operating income was favorably impacted by higher beer sales volume, higher beer margins and improved performance by the company's theme park operations.  Including the Cardinal gain, operating income for the first quarter of 1996 was $500.4 million, an increase of

21.2% over the first quarter 1995.


     Net interest cost (interest expense less interest income) was $56.3 million for the first quarter 1996, an increase of $1.0 million, or 1.8%,

compared to the first quarter 1995.  This increase is primarily due to an increase in debt during the period.  The net change in debt is summarized in the Financial Condition section of this Discussion.

 Interest capitalized increased $3.0 million, or 56.1%, for the first quarter 1996 as compared to the corresponding period in 1995.  The increase in interest capitalized in 1996 is primarily related to higher construction-in-progress balances due to ongoing modernization projects at the company's breweries.


     The effective income tax rate was 39.2% of pretax earnings for the first quarter 1996, the same as the first quarter 1995.  Income from continuing operations (excluding the Cardinal gain) for the first quarter

1996 was $242.1 million, an increase of 9.2% over the comparable period in

1995.  Including the Cardinal gain, income from continuing operations increased 24.2% in the first quarter 1996 compared to the first quarter

1995.


     Fully diluted earnings per share from continuing operations (excluding the Cardinal gain) for the first quarter 1996 were $.94, an increase of

10.6% as compared to the first quarter 1995.  Fully diluted earnings per share assume the conversion of the company's convertible debentures and the elimination of related after-tax interest expense.  The difference between the percentage change in net income and the percentage change in earnings per share was due to the reduction in the number of weighted average shares outstanding as a result of the company's continuing share repurchase program.


     Fully diluted earnings per share from continuing operations including the Cardinal gain increased 25.9% in the first quarter 1996 as compared to the first quarter 1995.

FINANCIAL CONDITION
- -------------------

     Cash and marketable securities at March 31, 1996 were $219.4 million,

an increase of $90.4 million from the March 31, 1995 level and an increase of $125.8 million from the December 31, 1995 level.  The increase in cash and marketable securities at March 31, 1996 compared to the March 31, 1995 level is primarily related to cash flow from operations, cash generated from the sale of the Cardinals and the spin-off of Earthgrains, and the increased debt level, offset partially by cash used for the company's capital expenditure and share repurchase programs.


     Total long-term debt increased $415.7 million during the twelve month period ended March 31, 1996.  The net increase in debt during this period is due to the following:


    Debt Issuances ... $734.0 million, comprised of the following:
    --------------

       - $700.1 million of long-term notes and debentures (interest rates ranging from 5.5% to 7.3%)

       -    $33.9 million of net incremental commercial paper.

    Debt Reduction ... $318.3 million, comprised of the following:
    --------------

       - $286.6 million of long-term notes and debentures (interest rates ranging from 5.0% to 9.0%)

       -    $31.7 million reduction of the ESOP debt guarantee.


     At March 31, 1996, $797.3 million of commercial paper borrowings were outstanding.  Such commercial paper is classified as long-term since it is intended to be maintained on a long-term basis.  Commercial paper borrowings are supported by the company's $1 billion credit agreement.

     Capital expenditures during the first quarter 1996 were $259.3 million compared to $187.0 million for the first quarter 1995.  The company continues to expect that capital expenditures in 1996 will approximate $1.0 billion.


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


                          PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

    At the Annual Meeting of Shareholders of the company held April 24,

1996, the following matters were voted upon:

    1. Election of John E. Jacob, Charles F. Knight, Sybil C. Mobley, James B. Orthwein and William H. Webster to serve as Directors of the company for a term of three years.

                               For          Withheld    Non-Votes
                               ---          --------    ---------

        John E. Jacob       221,149,293      2,649,527      0
        Charles F. Knight   219,995,350      3,803,469      0
        Sybil C. Mobley     220,853,858      2,944,961      0
        James B. Orthwein   221,146,264      2,652,555      0
        William H. Webster  220,981,718      2,817,102      0

     2. Approve the employment of Price Waterhouse LLP, as independent accountants, to audit the books and accounts of the company for 1996.

          For          222,501,901
          Against          720,646
          Abstain          576,272
          Non-Votes              0


    3. Shareholder proposal to require preparation of a beer marketing report.

          For             9,937,184
          Against       180,825,119
          Abstain        16,643,405
          Non-Votes      16,393,112



Item 5. Other Information


     On April 23, 1996, Anheuser-Busch International, Inc. announced the consummation of an equity investment in a strategic partnership with

Companhia Antarctica Paulista (Antarctica), Brazil's largest beverage maker and second-largest brewer.


     Anheuser-Busch has purchased a 5% equity stake in a new subsidiary of

Antarctica for $52.5 million, with options to increase its stake to 30% in the future. The new Antarctica subsidiary, called Antarctica

Empreendimentos E Participacoes Ltda., consolidates all of Antarctica's holdings in affiliated companies and controls approximately 75% of

Antarctica's operations.


    A second agreement establishes a joint venture to market Budweiser in

Brazil which will be called Budweiser Brasil Ltda. (51% owned by

Anheuser-Busch and 49% by Antarctica). Budweiser will be produced under contract for the joint venture by Antarctica. The Brazilian beer market is the largest in South America and the fifth-largest in the world.

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


        12 -   Ratio of Earnings to Fixed Charges


    (b)   Reports on Form 8-K
          -------------------

                No reports on Form 8-K were filed during the three month

          period ending March 31, 1996.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ANHEUSER-BUSCH COMPANIES, INC.
                                (Registrant)



                                /s/Jerry E. Ritter
                                ------------------------------------------
                                Jerry E. Ritter
                                Executive Vice President -
                                Chief Financial and Administrative Officer
                                (Chief Financial Officer)
                                 May 13, 1996





                                /s/Gerald C. Thayer
                                ------------------------------------------
                                Gerald C. Thayer
                                Vice President and Controller
                                (Chief Accounting Officer)
                                May 13, 1996