Form 10-Q
period 1996-06-30
ANHEUSER BUSCH COMPANIES INC
filed 1996-08-09
CIK 310569

                      SECURITIES AND EXCHANGE COMMISSION


                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


                       For Quarter Ended June 30, 1996


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


$1 Par Value Common Stock - 247,944,564 shares as of  June 30, 1996


CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)

                                                  2nd Quarter Ended   Six  Months Ended
                                                      June 30,            June 30,
(In millions, except per share data)               1996      1995      1996      1995
- ---------------------------------------------------------------------------------------
Sales........................................... $3,418.0  $3,270.1  $6,185.4  $5,975.3
  Less federal and state excise taxes...........   (456.9)   (446.9)   (852.5)   (833.9)
                                                 --------  --------  --------  --------
Net sales.......................................  2,961.1   2,823.2   5,332.9   5,141.4
  Cost of products and services................. (1,846.3) (1,795.4) (3,384.4) (3,336.8)
                                                 --------  --------  --------  --------
Gross profit....................................  1,114.8   1,027.8   1,948.5   1,804.6
  Gain on sale of St. Louis National Baseball
    Club (Cardinals)............................     --        --        54.7      --
  Marketing, distribution and administrative
  expenses......................................   (477.3)   (440.8)   (865.3)   (804.5)
                                                 --------  --------  --------  --------
Operating income................................    637.5     587.0   1,137.9   1,000.1
Other income and expenses:
  Interest expense..............................    (61.7)    (57.3)   (119.9)   (114.0)
  Interest capitalized..........................      7.9       5.2      16.3      10.6
  Interest income...............................      2.7       2.7       4.6       4.0
  Other income/(expense), net...................     (5.1)      5.1      (4.7)      6.7
                                                 --------  --------  --------  --------
Income before income taxes......................    581.3     542.7   1,034.2     907.4
Provision for income taxes......................   (227.9)   (212.7)   (405.3)   (355.7)
                                                 --------  --------  --------  --------
Income from continuing operations...............    353.4     330.0     628.9     551.7
Income (Loss) from discontinued operations......     33.8      (0.8)     33.8      (6.4)
                                                  -------   -------   -------   -------
Net income......................................    387.2     329.2     662.7     545.3
Retained earnings, beginning of period..........  6,353.5   6,770.1   6,869.6   6,656.7
Common stock dividends (per share: 2nd quarter,
  1996--$.44; 1995--$.40; six months, 1996--
  $.88; 1995--$.80).............................   (109.5)   (102.7)   (221.1)   (205.4)
Spin-off of The Earthgrains Company.............     --        --      (680.0)     --
                                                 --------  --------  --------  --------
Retained earnings, end of period................ $6,631.2  $6,996.6  $6,631.2  $6,996.6
                                                 ========  ========  ========  ========
Primary earnings (loss) per share:
  Continuing operations......................... $    1.41 $    1.27 $    2.48 $    2.13
  Discontinued operations.......................       .13     --          .13      (.02)
                                                 --------- --------- --------- ---------
  Net Income.................................... $    1.54 $    1.27 $    2.61 $    2.11
                                                 ========= ========= ========= =========
Fully diluted earnings (loss) per share:
  Continuing operations......................... $    1.39 $    1.26 $    2.46 $    2.11
  Discontinued operations.......................       .13     --          .13      (.02)
                                                 --------- --------- --------- ---------
  Net Income.................................... $    1.52 $    1.26 $    2.59 $    2.09
                                                 ========= ========= ========= =========
See accompanying Notes to Consolidated Financial Statements on Page 3.
                                   2

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

4. Discontinued Operations: Through the tax-free spin-off of The Earthgrains Company and the sale of Eagle Snacks, Inc., Anheuser-Busch has divested its food products segment. Accordingly, all Earthgrains and Eagle Snacks related financial results are reported in the company's Consolidated Financial Statements as discontinued operations.

      During the second quarter 1996, the company received regulatory approval and completed the sale of the majority of the assets of Eagle Snacks, Inc. Accordingly, Anheuser-Busch has adjusted its previously estimated loss provision for the disposition of the food products segment and recognized a $33.8 million after-tax gain, or $.13 per share.

CONSOLIDATED BALANCE SHEET


Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)




                                                   JUNE 30,
                                              -------------------
(In millions)                                 1996           1995
- -----------------------------------------------------------------
ASSETS

CURRENT ASSETS:

Cash and marketable securities...........  $  132.8       $  102.7
Receivables, less allowance for
  doubtful accounts......................     762.6          699.7
Inventories:
  Raw materials and supplies.............     287.1          345.3
  Work in progress.......................     100.0           96.4
  Finished goods.........................     163.6          161.7
    Total inventories....................     550.7          603.4
Other current assets.....................     260.3          336.3
                                          ---------      ---------
  Total current assets...................   1,706.4        1,742.1

INVESTMENTS AND OTHER ASSETS.............   1,723.7        1,508.3

INVESTMENT IN DISCONTINUED OPERATIONS....      --          1,015.9

PLANT AND EQUIPMENT, NET.................   6,944.0        6,657.5
                                          ---------      ---------
  TOTAL ASSETS........................... $10,374.1      $10,923.8
                                          =========      =========

LIABILITIES AND SHAREHOLDERS EQUITY





                                                   JUNE 30,
                                              -------------------
(In millions)                                 1996           1995
- -----------------------------------------------------------------

CURRENT LIABILITIES:
  Accounts payable....................... $   634.6      $   642.6
  Accrued salaries, wages and benefits...     211.7          246.6
  Accrued taxes, other than
    income taxes.........................     130.1          147.0
  Estimated income taxes.................      84.9           16.1
  Other current liabilities..............     271.1          316.2
                                          ---------      ---------
    Total current liabilities............   1,332.4        1,368.5
                                          ---------      ---------
POSTRETIREMENT BENEFITS..................     535.7          506.5
                                          ---------      ---------
LONG-TERM DEBT...........................   3,559.8        3,164.7
                                          ---------      ---------
DEFERRED INCOME TAXES....................   1,163.2        1,215.6
                                          ---------      ---------
SHAREHOLDERS EQUITY:
  Common stock...........................     348.9          345.2
  Capital in excess of par value.........   1,090.1          907.1
  Retained earnings......................   6,631.2        6,996.6
  Foreign currency translation adjustment     (12.1)          (7.0)
                                          ---------       --------
                                            8,058.1        8,241.9
  Treasury stock, at cost................  (3,959.7)      (3,226.3)
  ESOP debt guarantee offset.............    (315.4)        (347.1)
                                          ---------      ---------
                                            3,783.0        4,668.5
                                          ---------      ---------
COMMITMENTS AND CONTINGENCIES............     --              --
                                          ---------      ---------
  TOTAL LIABILITIES AND SHAREHOLDERS
  EQUITY................................. $10,374.1      $10,923.8
                                          =========      =========

CONSOLIDATED STATEMENT OF CASH FLOWS

Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)
                                                        Six Months Ended June 30,
                                                       ------------------------
(In millions)                                          1996              1995
- -----------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income......................................     $  662.7      $  545.3
  Discontinued operations.........................        (33.8)          6.4
                                                       --------      --------
  Income from continuing operations...............        628.9         551.7
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization...............        290.1         279.2
      Increase in deferred income taxes...........         30.4         134.2
      After-tax gain on sale of St. Louis National
        Baseball Club (Cardinals).................        (33.4)         --
      (Increase) in noncash working capital.......        (66.3)       (357.9)
      Other, net..................................        (57.4)         63.3
                                                       --------      --------
  Cash provided by operating activities...........        792.3         670.5
  Net cash provided by (provided to) discontinued
    operations....................................         57.3         (18.6)
                                                       --------      --------
  Total cash provided by operating activities.....        849.6         651.9
                                                       --------      --------
CASH FLOW FROM INVESTING ACTIVITIES:
  Proceeds from sale of St. Louis National
    Baseball Club (Cardinals).....................        116.6          --
  Capital expenditures............................       (530.7)       (432.0)
  New business acquisitions.......................        (52.5)        (52.4)
                                                       ---------      --------
  Cash (used for) investing activities............       (466.6)       (484.4)
                                                       ---------      --------
CASH FLOW FROM FINANCING ACTIVITIES:
  Increase in long-term debt......................        448.7         128.6
  Decrease in long-term debt......................       (127.3)         --
  Dividends paid to stockholders..................       (221.1)       (205.4)
  Acquisition of treasury stock...................       (523.7)       (183.7)
  Shares issued under stock plans and conversion
     of convertible debentures....................         79.6          51.7
                                                        --------      --------
  Cash (used for) financing activities............       (343.8)       (208.8)
                                                        --------      --------
  Net increase (decrease) in cash and marketable
    securities during the period..................         39.2         (41.3)
  Cash and marketable securities, beginning of
    period........................................         93.6         144.0
                                                        --------      --------
  Cash and marketable securities, end of period...      $ 132.8       $ 102.7
                                                        ========      ========

A more adequate understanding of the company's financial position and business can be gained by reference to the Anheuser-Busch Companies, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     This Discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of Anheuser-Busch Companies, Inc. for the second quarter ended June

30, 1996 compared to the second quarter ended June 30, 1995, and the year ended December 31, 1995.  This discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the company's Annual Report to Shareholders for the year ended December 31,

1995.  Additional information concerning the company's consolidated financial and operating results is located in the Letter to Shareholders section of the second quarter Financial Report contained in the quarterly

Anheuser-Busch publication Horizons.


     During the first quarter 1996, the company completed the 100% spin-off of The Earthgrains Company (formerly known as Campbell Taggart, Inc.) to shareholders.  Earthgrains common stock began trading on the New York Stock

Exchange as a separate company on March 27, 1996.


     As a result of the spin-off of Earthgrains and sale of Eagle Snacks,

Inc., Anheuser-Busch has divested its food products segment. In accordance with generally accepted accounting principles, Anheuser-Busch has restated

all prior period financial information to remove the historical combined financial results of Earthgrains and Eagle Snacks from detailed financial statement components.  All Earthgrains and Eagle Snacks related financial results are reported as Discontinued Operations.

     During the second quarter 1996, Anheuser-Busch received regulatory approval and completed the sale of the majority of the assets of Eagle

Snacks, Inc. to Frito-Lay, a subsidiary of PepsiCo.  Accordingly,

Anheuser-Busch has adjusted its previously estimated loss provision for the disposition of the food products segment and recognized a $33.8 million after-tax, or $.13 per share, gain during the second quarter.  This gain is reported in Discontinued Operations and does not impact any of the
                                             ---
financial results from Continuing Operations.


     During the first quarter 1996, the company completed its previously announced sale of the St. Louis National Baseball Club (Cardinals), Busch

Memorial Stadium and several nearby parking garages and other properties in downtown St. Louis.  The sale price was $150 million resulting in a $54.7 million pretax gain, or $.13 per share ("Cardinal gain"), which is shown as a separate line item in the Consolidated Statement of Income.  Due to the nonrecurring nature of this gain, certain financial comparisons for the first six months of 1996 are provided both including and excluding the gain
                                           ---------     ---------
in order to facilitate a more complete understanding of company operating results.


CONTINUING OPERATIONS
- ---------------------

     Gross sales were $3.42 billion during the second quarter 1996, an increase of 4.5% over 1995 second quarter gross sales of $3.27 billion.

Gross sales for the first six months of 1996 were $6.19 billion compared to

$5.98 billion for the first six months of 1995, an increase of $210 million, or 3.5%.

     Net sales were $2.96 billion during the second quarter 1996, an increase of 4.9% over the same period in 1995.  Net sales for the first six months of 1996 were $5.33 billion, an increase of $192 million, or 3.7%

compared to net sales of $5.14 billion for the first six months of 1995.

The difference between gross and net sales represents federal and state excise taxes paid by the company on beer sales.


     The increase in gross and net sales during the second quarter and first six months of 1996 is primarily attributable to higher beer sales volume and higher revenue-per-barrel due to the nationwide price increase completed in February 1996.  Reported consolidated sales growth for the second quarter and first six months of 1996 was adversely impacted by lower sales by the company's recycling operations and the sale of the Cardinals.

Normalizing for these factors, consolidated net sales would have grown

6.4% and 5.4% for the second quarter and first six months of 1996,

respectively.

     Anheuser-Busch reported record sales of 24.4 million barrels of beer during the second quarter 1996.  This sales volume level represents an increase of 830,000 barrels, or 3.5%, over the 23.5 million barrels sold during the second quarter 1995.  Sales for the first six months of 1996 were a record 45.1 million barrels, compared to 43.9 million barrels during the corresponding period in 1995, an increase of 2.8%.


     Anheuser-Busch's market share for the first six months of 1996 was

44.5% of total U.S. brewing industry sales (including imports, exports,

non-alcohol brews and other malt beverages), as estimated based on information provided by The Beer Institute.  This compares to a market share of 43.8% for the same period last year, an increase of .7 share points. Anheuser-Busch has led the brewing industry in sales volume and market share each quarter since 1957.


     Anheuser-Busch's core premium beer brands (Budweiser, Bud Light,

Michelob and Michelob Light), which account for approximately 70% of total

Anheuser-Busch beer sales volume, showed continuing strength.  Bud Light continues to grow at an annualized double-digit pace and, importantly,

Budweiser sales continue to reflect a modest rate of decline.


     Wholesaler inventory levels remained significantly lower in the second quarter 1996 as compared to the prior year.  By lowering its inventory levels and delivering fresher beer to the marketplace, Anheuser-Busch has obtained a significant competitive advantage.


     Cost of products and services for the second quarter 1996 was $1.85 billion, a 2.8% increase compared to the $1.80 billion reported for the second quarter 1995.  The increase in cost of products and services is attributable to increased beer sales volume and increased raw material costs, partially offset by lower scrap aluminum prices related to recycling operations.


     Gross profit as a percentage of net sales was 37.6% for the second quarter 1996 compared to 36.4% for the second quarter 1995, an increase of

1.2 percentage points.  For the first six months of 1996 and 1995, the gross profit percentages were 36.5% and 35.1%, respectively, an increase of

1.4 percentage points.  The increase in the gross profit percentage is primarily due to higher net revenue per barrel and production savings partially offset by higher raw material costs.

   Marketing, distribution and administrative expenses for the second quarter 1996 were $477.3 million compared with $440.8 million for the second quarter 1995, an increase of 8.3%.  For the first six months of 1996 and 1995, these expenses were $865.3 million and $804.5 million respectively, an increase of $60.8 million, or 7.6%.  These increases are primarily related to increased marketing and distribution spending to support accelerated volume growth for premium brands and international expansion, and include incremental promotional spending for the 1996 Summer

Olympic Games in Atlanta.


     Operating income was $637.5 million for the second quarter 1996, an increase of $50.5 million, or 8.6%, compared to $587.0 million for the second quarter 1995.  Excluding the Cardinal gain, operating income was

$1.08 billion for the first six months of 1996, an increase of $83.1 million, or 8.3%, compared to $1.00 billion for the first six months of

1995.  Including the Cardinal gain, operating income increased 13.8%, or

$137.8 million for the first six months of 1996 versus the similar period in 1995.  Operating income was favorably impacted by higher beer sales volume, higher beer margins and improved performance by theme park operations.


     Additionally, Metal Container Corporation, the company's can manufacturing subsidiary, reported lower profits during the period primarily due to start-up costs associated with the opening of a new can plant in Mira Loma, California and weaker can pricing in the soft drink market.


     Net interest cost (interest expense less interest income) was $59.0 million for the second quarter 1996, an increase of $4.4 million, or 8.1%,

compared to net interest
cost of $54.6 million for the second quarter 1995.  Net interest cost for the first six months of 1996 was $115.4 million, an increase of $5.4 million, or 4.9% over net interest cost of $110.0 million for the corresponding period in 1995.  The increase is due primarily to an increase in debt during the period.  The net change in debt is summarized in the

Financial Condition section of this Discussion.


     Interest capitalized increased $2.7 million and $5.7 million for the second quarter and first six months of 1996.  The increase in interest capitalized in 1996 is primarily related to higher construction-in-progress balances due to ongoing modernization projects at the company's breweries.



     Other income/(expense), net includes numerous items of a nonoperating nature which do not have a material impact on the company's consolidated results of operations, either individually or in the aggregate.


     The effective income tax rate was 39.2% of pretax earnings for the second quarter and first six months of both 1996 and 1995.


     Income from continuing operations for the second quarter 1996 was

$353.4 million, an increase of 7.1% over $330.0 million for the comparable period in 1995.  Income from continuing operations (excluding the Cardinal gain) was $595.6 million for the first six months of 1996, an increase of

$43.9 million, or 8.0%, compared to $551.7 million for the first six months of 1995.  Including the Cardinal gain, income from continuing operations increased 14.0%, or $77.2 million, for the first six months of 1996 versus the first six months of 1995.

     Fully diluted earnings per share from continuing operations for the second quarter 1996 were $1.39, an increase of 10.3% as compared to the second quarter 1995.  Fully diluted earnings per share from continuing operations (excluding the Cardinal gain) for the first six months of 1996 were $2.33, a 10.4% increase over the comparable period in 1995.  Including the Cardinal gain, fully diluted earnings per share from continuing operations increased 16.6% for the first six months of 1996 as compared to the first six months of 1995.


     Fully diluted earnings per share assume the conversion of the company's convertible debentures and the elimination of related after-tax interest expense.  Earnings per share for the second quarter and first six months benefited from the company's ongoing share repurchase program.  The company has repurchased approximately 8 million shares through the first six  months of 1996.



FINANCIAL CONDITION
- -------------------

     Cash and marketable securities at June 30, 1996 were $132.8 million,

an increase of $30.1 million from the June 30, 1995 level and an increase of $39.2 million from the December 31, 1995 level.  The increase in cash and marketable securities at June 30, 1996 compared to the June 30, 1995 level is primarily related to cash generated from operations, the sale of the assets of Eagle Snacks, Inc., the sale of the Cardinals, the spin-off of Earthgrains and the increase in long-term debt, partially offset by cash used for capital expenditures, share repurchases, dividends and new business acquisitions.

     Total long-term debt increased $395.1 million during the twelve month period ended June 30, 1996.  The net increase in debt during this period is shown below, by key component.


     Debt Issuances  . . .  $854.7 million, comprised of the following:
     --------------
      -    $477.0 million of long-term notes and debentures (interest rates ranging from 5.85% to 7.25%).

      -    $377.7 million of net incremental commercial paper.


     Debt Reduction  . . .  $459.6 million, comprised of the following:
     --------------
     -    $272.9 million of long-term notes and debentures (interest rates ranging from 8.0% to 10%).

     -    $155.0 million of medium-term notes (interest rates ranging from

          4.6% to 4.9%).

     -    $31.7 million reduction of the ESOP debt guarantee.


      At June 30, 1996, $1.0 billion of commercial paper borrowings were outstanding and classified as long-term debt as it is intended to be maintained on a long-term basis and is supported by the company's $1 billion credit agreements.


      Capital expenditures during the second quarter 1996 were $271.4 million compared to $245.0 million for the second quarter 1995.  Capital expenditures for the first six months of 1996 were $530.7 million versus

$432.0 million for the same period in 1995. The company expects that total capital expenditures in 1996 will approximate $1.0 billion.

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

                       PART II - OTHER INFORMATION


Item 5.  Other Information


On July 24, 1996, the Board of Directors approved the following:

(1) A two-for-one stock split, effective for shareholders of record on

    August 15, 1996. Certificates for one additional share of

    Anheuser-Busch common stock for each share held at the record date will be distributed to shareholders September 12, 1996.

    Presented below are pro forma fully diluted earnings per share, giving retroactive effect for the two-for-one split for all periods shown.

                                           2nd quarter        Six months
                                          ended June 30,    ended  June 30,
                                          --------------    ---------------

 Fully diluted earnings (loss) per share:  1996     1995     1996    1995
                                           ----     ----     ----    ----
   Continuing operations                   $.70     $.63    $1.23    $1.06
   Discontinued operations                  .06      --       .06     (.01)
                                           ----     ----    -----    ------
   Net income                              $.76     $.63    $1.29    $1.05
                                           ====     ====    =====    =====

(2) An increase in the quarterly dividend on the company's common stock from 44 cents to 48 cents per share, on a pre-split basis.  The new dividend rate is payable September 9, 1996 to shareholders of record on

    August 9, 1996.

(3) A new authorization for the repurchase of 25 million common shares (50 million on a post-split basis) by the company.  The company currently has 4 million common shares (8 million on a post-split basis) remaining from a 1994 authorization.



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


        12 -  Ratio of Earnings to Fixed Charges

        27 -  Financial Data Schedule


    (b) Reports on Form 8-K
        -------------------

        Items Reported                                       Date of Report
        --------------                                       --------------

        Item 2 (Changes in Securities - The Earthgrains       April 8, 1996
               Company spin-off) and
        Item 7 (Pro Forma Condensed Financial Information)

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ANHEUSER-BUSCH COMPANIES, INC.
                                (Registrant)


                                /s/W. Randolph Baker
                                -----------------------------------------
                                W. Randolph Baker
                                Vice President and Chief Financial Officer
                                (Chief Financial Officer)
                                August 9, 1996





                                /s/John F. Kelly
                                -----------------------------------------
                                John F. Kelly
                                Vice President and Controller
                                (Chief Accounting Officer)
                                August 9, 1996

                             INDEX TO EXHIBITS




 Exhibit No.   Exhibit
 -----------   -------

    12         Ratio of Earnings to Fixed Charges

    27         Financial Data Schedule