Form 10-Q
period 1996-09-30
ANHEUSER BUSCH COMPANIES INC
filed 1996-11-08
CIK 310569

                      SECURITIES AND EXCHANGE COMMISSION


                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


                     For Quarter Ended September 30, 1996


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


$1 Par Value Common Stock - 499,326,884 shares as of September 30, 1996

CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)

                                               3rd Quarter ended   Nine months ended
                                                 September 30,       September 30,
                                               -------------------------------------
(In millions, except per share data)            1996      1995      1996      1995
------------------------------------------------------------------------------------
Sales........................................ $3,541.8  $3,428.0  $9,727.2  $9,403.3
  Less federal and state excise taxes........   (478.3)   (461.5) (1,330.8) (1,295.4)
                                              --------------------------------------
Net sales....................................  3,063.5   2,966.5   8,396.4   8,107.9
  Cost of products and services.............. (1,885.7) (1,878.5) (5,270.1) (5,215.3)
                                              --------------------------------------
Gross profit.................................  1,177.8   1,088.0   3,126.3   2,892.6
  Gain on sale of St. Louis National Baseball
    Club (Cardinals).........................     --        --        54.7      --
  Marketing, distribution and administrative
    expenses.................................   (522.3)   (485.5) (1,387.6) (1,290.0)
                                              --------------------------------------
Operating income.............................    655.5     602.5   1,793.4   1,602.6
Other income and expenses:
  Interest expense...........................    (58.6)    (54.6)   (178.5)   (168.6)
  Interest capitalized.......................      7.1       5.7      23.4      16.3
  Interest income............................      3.5       2.2       8.1       6.2
  Other income, net..........................      6.1       9.8       1.4      16.5
                                              --------------------------------------
Income before income taxes...................    613.6     565.6   1,647.8   1,473.0
  Provision for income taxes.................   (236.4)   (221.7)   (641.7)   (577.4)
                                              --------------------------------------
Income from continuing operations............    377.2     343.9   1,006.1     895.6
Income (Loss) from discontinued operations...     --        (4.2)     33.8     (10.6)
                                              --------------------------------------
Net income...................................    377.2     339.7   1,039.9     885.0
Retained earnings, beginning of period.......  6,631.2   6,996.6   6,869.6   6,656.7
Common stock dividends (per share: 3rd
  quarter, 1996--$.24; 1995--$.22; nine
  months, 1996--$.68; 1995--$.62)............   (118.6)   (112.2)   (339.7)   (317.6)
Spin-off of The Earthgrains Company..........     --        --      (680.0)     --
                                              --------------------------------------
Retained earnings, end of period............. $6,889.8  $7,224.1  $6,889.8  $7,224.1
                                              ========  ========  ========  ========
Primary earnings (loss) per share:
  Continuing operations...................... $    .75  $    .67  $   1.99  $   1.73
  Discontinued operations....................      --       (.01)      .07      (.02)
                                              --------------------------------------
  Net income................................. $    .75  $    .66  $   2.06  $   1.71
                                              ========  ========  ========  ========
Fully diluted earnings (loss) per share:
  Continuing operations...................... $    .74  $    .66  $   1.97  $   1.72
  Discontinued operations....................      --       (.01)      .07      (.02)
                                              --------------------------------------
  Net income................................. $    .74  $    .65  $   2.04  $   1.70
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

2. Earnings Per Share: Primary earnings per share of common stock are based on the weighted average number of shares of common stock outstanding during the period. Fully diluted earnings per share of common stock reflect the conversion of the company's convertible debentures as of September 30, 1996 and the elimination of related after-tax interest expense through that date.

3. Sale of St. Louis National Baseball Club (Cardinals): During the first quarter 1996, the company completed its previously announced sale of the St. Louis National Baseball Club (Cardinals), Busch Memorial Stadium and several nearby parking garages and properties in downtown St. Louis. The sale resulted in a $54.7 million, or $.06 per share, pretax gain, which is reported as a separate line item in the Consolidated Statement of Income and Retained Earnings.

4. Discontinued Operations: Through the tax-free spin-off of The Earthgrains Company and the sale of Eagle Snacks, Anheuser-Busch has divested its food products segment. Accordingly, all Earthgrains and Eagle Snacks related financial results are reported in the company's Consolidated Financial Statements as discontinued operations.

     During the second quarter 1996, the company completed the sale of the majority of the assets of Eagle Snacks. Accordingly, Anheuser-Busch adjusted its previously estimated loss provision for the disposition of the food products segment and recognized a $33.8 million, or $.07 per share, after-tax gain.

CONSOLIDATED BALANCE SHEET


Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)




                                                 SEPTEMBER 30,
                                              -------------------
(In millions)                                 1996           1995
-----------------------------------------------------------------
ASSETS

CURRENT ASSETS:

Cash and marketable securities...........  $  122.5       $   89.5
Receivables, less allowance for
  doubtful accounts......................     649.2          718.2
Inventories:
  Raw materials and supplies.............     293.4          349.1
  Work in progress.......................      84.0           87.7
  Finished goods.........................     150.0          136.9
    Total inventories....................     527.4          573.7
Other current assets.....................     263.2          318.8
                                          ------------------------
  Total current assets...................   1,562.3        1,700.2

INVESTMENTS AND OTHER ASSETS.............   1,783.9        1,524.8

INVESTMENT IN DISCONTINUED OPERATIONS....      --          1,037.2

PLANT AND EQUIPMENT, NET.................   7,047.3        6,754.8
                                          ------------------------
  TOTAL ASSETS........................... $10,393.5      $11,017.0
                                          =========      =========

LIABILITIES AND SHAREHOLDERS EQUITY





                                                 SEPTEMBER 30,
                                              -------------------
(In millions)                                 1996           1995
-----------------------------------------------------------------

CURRENT LIABILITIES:
  Accounts payable....................... $   624.7      $   630.2
  Accrued salaries, wages and benefits...     215.9          259.8
  Accrued taxes, other than
    income taxes.........................      97.6          105.9
  Estimated income taxes.................     172.4           41.3
  Other current liabilities..............     255.3          287.9
                                          ------------------------
    Total current liabilities............   1,365.9        1,325.1
                                          ------------------------
POSTRETIREMENT BENEFITS..................     538.3          511.7
                                          ------------------------
LONG-TERM DEBT...........................   3,235.3        3,144.8
                                          ------------------------
DEFERRED INCOME TAXES....................   1,191.2        1,254.5
                                          ------------------------
SHAREHOLDERS EQUITY:
  Common stock...........................     704.9          345.9
  Capital in excess of par value.........     891.2          937.9
  Retained earnings......................   6,889.8        7,224.1
  Foreign currency translation adjustment     (13.2)          (9.1)
                                          ------------------------
                                            8,472.7        8,498.8
  Treasury stock, at cost................  (4,094.5)      (3,370.8)
  ESOP debt guarantee offset.............    (315.4)        (347.1)
                                          ------------------------
                                            4,062.8        4,780.9
                                          ------------------------
COMMITMENTS AND CONTINGENCIES............     --              --
                                          ------------------------
  TOTAL LIABILITIES AND SHAREHOLDERS
  EQUITY................................. $10,393.5      $11,017.0
                                          =========      =========

CONSOLIDATED STATEMENT OF CASH FLOWS

Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)
                                                    Nine months ended Sept. 30,
                                                  ---------------------------
(In millions)                                          1996              1995
-----------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income........................................   $1,039.9      $  885.0
  Discontinued operations...........................      (33.8)         10.6
                                                       ----------------------
  Income from continuing operations.................    1,006.1         895.6
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization.................      438.6         413.7
      Increase in deferred income taxes.............       58.4         173.0
      After-tax gain on sale of St. Louis National
        Baseball Club (Cardinals)...................      (33.4)         --
      Decrease (Increase) in noncash working capital      101.0        (372.6)
      Other, net....................................      (50.2)         61.2
                                                       ----------------------
  Cash provided by operating activities.............    1,520.5       1,170.9
  Net cash provided by (provided to) discontinued
    operations......................................       66.4         (50.6)
                                                       ----------------------
  Total cash provided by operating activities.......    1,586.9       1,120.3
                                                       ----------------------
CASH FLOW FROM INVESTING ACTIVITIES:
  Proceeds from sale of St. Louis National
    Baseball Club (Cardinals).......................      116.6          --
  Capital expenditures..............................     (774.3)       (668.5)
  New business acquisitions.........................     (135.7)        (52.4)
                                                       -----------------------
  Cash (used for) investing activities..............     (793.4)       (720.9)
                                                       -----------------------
CASH FLOW FROM FINANCING ACTIVITIES:
  Increase in long-term debt........................      277.1         108.7
  Decrease in long-term debt........................     (127.4)         --
  Dividends paid to stockholders....................     (339.7)       (317.6)
  Acquisition of treasury stock.....................     (658.5)       (328.2)
  Shares issued under stock plans and conversion
     of convertible debentures......................       83.9          83.2
                                                        ----------------------
  Cash (used for) financing activities..............     (764.6)       (453.9)
                                                        ----------------------
  Net increase (decrease) in cash and marketable
    securities during the period....................       28.9         (54.5)
  Cash and marketable securities, beginning of
    period..........................................       93.6         144.0
                                                        ----------------------
  Cash and marketable securities, end of period.....    $ 122.5       $  89.5
                                                        ========      ========

A more adequate understanding of the company's financial position and business can be gained by reference to the Anheuser-Busch Companies, Inc. Annual Report on Form 10-K for the year ended December 31, 1995.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


           This Discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of Anheuser-Busch Companies, Inc. for the third quarter and nine months ended September 30, 1996 compared to the third quarter and nine months ended September 30, 1995, and the year ended December 31, 1995.

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


            During the first quarter 1996, the company completed the

tax-free 100% spin-off of The Earthgrains Company (formerly known as

Campbell Taggart, Inc.) to shareholders.  Earthgrains common stock began trading on the New York Stock Exchange as a separate company on March 27,

1996.


            As a result of the spin-off of Earthgrains and the sale of

Eagle Snacks, Inc., Anheuser-Busch divested its food products segment. In accordance with generally accepted accounting principles, Anheuser-Busch restated all prior period financial information to remove the historical combined financial results of Earthgrains and Eagle Snacks from detailed financial statement components.  All Earthgrains and Eagle Snacks related financial results are reported as Discontinued Operations.

            During the second quarter 1996, Anheuser-Busch completed the sale of the majority of the assets of Eagle Snacks, Inc. to Frito-Lay, a subsidiary of PepsiCo.  Accordingly, Anheuser-Busch adjusted its previously estimated loss provision for the disposition of the food products segment and recognized a $33.8 million, or $.07 per share, after-tax gain in the second quarter.  This gain is reported in Discontinued Operations and has no impact on financial results from Continuing Operations.
---------

            During the first quarter 1996, the company completed the sale of the St. Louis National Baseball Club (Cardinals), Busch Memorial Stadium

and several nearby parking garages and other properties in downtown St.

Louis.  The sale price was $150 million resulting in a $54.7 million, or

$.06 per share, pretax gain, which is shown as a separate line item in the

Consolidated Statement of Income and Retained Earnings.  Due to the

nonrecurring nature of this gain, certain financial comparisons for the nine months of 1996 are shown both including the gain and excluding the
                                   ------------------     -------------
gain in order to facilitate a more complete understanding of the company's
----
operating results.


CONTINUING OPERATIONS
---------------------

            Gross sales were $3.54 billion during the third quarter 1996,

an increase of 3.3% over 1995 third quarter gross sales of $3.43 billion.

Gross sales for the nine months of 1996 were $9.73 billion compared to

$9.40 billion for the nine months of 1995, an increase of $324 million, or

3.4%.


            Net sales were $3.06 billion during the third quarter 1996, an increase of 3.3% over the same period in 1995.  Net sales for the nine months of 1996 were $8.40 billion, an increase of $288 million, or

3.6% compared to net sales of $8.11 billion for the nine months of 1995.

The difference between gross and net sales represents federal and state excise taxes paid by the company on beer sales.


            The increase in gross and net sales during the third quarter and nine months of 1996 is primarily attributable to higher beer sales volume and higher revenue-per-barrel.  Reported consolidated sales growth for the third quarter and nine months of 1996 was adversely impacted by lower sales by the company's recycling operations due to lower recycling materials pricing, and the loss of revenue from having sold the Cardinals in the first quarter 1996.  Normalizing for these factors, consolidated net sales would have grown 5.4% for both the third quarter and nine months of

1996.


            In October 1996, the company initiated the first phase of a planned two-phase nationwide price increase by raising prices approximately

3% in seven states, with plans to raise prices in the remainder of the country in February 1997.


            Anheuser-Busch reported record beer sales volume of 24.9

million barrels during the third quarter 1996.  This volume level represents an increase of 660,000 barrels, or 2.7%, over the 24.2 million barrels sold during the third quarter 1995.  Sales for the nine months of

1996 were a record 70.0 million barrels, compared to 68.1 million barrels during the corresponding period in 1995, an increase of 2.8%.


            Anheuser-Busch's market share for the nine months of 1996 was

44.8% of total U.S. brewing industry sales (including imports, exports,

nonalcohol brews and other malt beverages), as estimated based on information provided by the Beer Institute. This compares to a market share of 44.1% for the same period last year, an increase of .7 share points.  Anheuser-Busch has led the brewing industry in sales volume and market share each quarter since 1957.


            Wholesaler inventories at September 30, 1996 remain well below last year's levels.  By lowering its wholesaler inventory levels and delivering fresher beer to the marketplace, Anheuser-Busch has obtained a significant competitive advantage.  The company is aggressively communicating this advantage to consumers through its  "Born On"  freshness dating campaign.


            Sales-to-retailers were up 2.4 % for the nine months of 1996 compared to the nine months of 1995.  This improvement was led by Bud

Light, the second-largest domestic brand and the market leader of the important light beer category.  Bud Light sales continue to grow at an annualized double-digit pace.  Overall, Bud Family sales increased 2.1 %

for the nine months of 1996 compared to the nine months of 1995.


            Cost of products and services for the third quarter 1996 was

$1.89 billion, a .4% increase compared to the $1.88 billion reported for the third quarter 1995.  This slight increase in cost of products and services is attributable to increased beer sales volume and increased raw material costs being largely offset by productivity improvements and lower scrap aluminum prices related to recycling operations.


            Gross profit as a percentage of net sales was 38.4% for the third quarter 1996 compared to 36.7% for the third quarter 1995, an increase of 1.7 percentage points. For the nine months of 1996 and 1995, the gross profit percentages were 37.2% and 35.7%, respectively, an increase of 1.5 percentage points.  The increase in these measures is primarily due to approximately 3% higher net revenue per barrel and increased production efficiency savings, partially offset by higher raw material prices.


            Marketing, distribution and administrative expenses for the third quarter 1996 were $522.3 million compared with $485.5 million for the third quarter 1995, an increase of 7.6%.  For the nine months of 1996 and

1995, these expenses were $1.39 billion and $1.29 billion respectively, an increase of $97.6 million, or 7.6%.


            These increases are primarily related to increased marketing and distribution spending to support accelerated volume growth for premium brands and international expansion, and include promotional spending in support of "Born On" freshness dating and incremental promotional spending for the 1996 Centennial Olympic Games in Atlanta.


            Operating income was $655.5 million for the third quarter 1996,

an increase of $53.0 million, or 8.8%, compared to $602.5 million for the third quarter 1995.  Excluding the Cardinal gain, operating income was

$1.74 billion for the nine months of 1996, an increase of $136.1 million,

or 8.5%, compared to $1.60 billion for the nine months of 1995.  Including the Cardinal gain, operating income increased $190.8 million, or 11.9%, for the nine months of 1996 versus the similar period in 1995.  Operating income was favorably impacted by higher beer sales volume, higher beer margins and continued productivity improvements.

            Excluding the Cardinal gain, consolidated operating profit margin for the nine months of 1996 expanded .9 percentage points, to 20.7%,

compared with the nine months of 1995.


            Third quarter operating performance for Busch Entertainment

Corporation, the company's theme park subsidiary, was adversely impacted by lower attendance due to an unusually active hurricane season and a disruption in normal attendance patterns due to the Centennial Olympics in

Atlanta.  Nevertheless, Busch Entertainment continues to anticipate its fifth consecutive year of record profitability in 1996.


            Additionally, Metal Container Corporation, the company's can manufacturing subsidiary, reported lower profits during the period primarily due to start-up costs associated with the opening of a new can plant in Mira Loma, California and weaker can pricing in the soft drink market.


            Net interest cost (interest expense less interest income) was

$55.1 million for the third quarter 1996, an increase of $2.7 million, or

5.2%, compared to net interest cost of $52.4 million for the third quarter

1995.  Net interest cost for the nine months of 1996 was $170.4 million, an increase of $8.0 million, or 4.9% over net interest cost of $162.4 million for the corresponding period in 1995.  The increase is due primarily to an increase in debt during the period.  The net change in debt is summarized in the Financial Condition section of this Discussion.


            Interest capitalized increased $1.4 million and $7.1 million for the third quarter and nine months of 1996, respectively, compared to the same periods in 1995. The increase in interest capitalized in 1996 is primarily related to higher construction-in-progress balances due to ongoing modernization projects at the company's breweries.


            Other income, net includes numerous items of a nonoperating nature which do not have a material impact on the company's consolidated results of operations, either individually or in the aggregate.  The significant change in this category for the nine months of 1996 versus the comparable period in 1995 is due to the reclassification into costs of products and services of certain purchase discounts received by the company that have historically been accounted for as other income.


            The effective income tax rate was 38.5% of pretax earnings for the third quarter 1996, a decrease of .7 percentage points compared to third quarter 1995.  The effective tax rate for the nine months of 1996 was

38.9, a .3 percentage point decline versus the nine months of 1995.  The decrease in the effective rate is due to lower state taxes and certain lower non-deductible costs.


            Income from continuing operations for the third quarter 1996 was $377.2 million, a 9.7% increase over $343.9 million for the comparable period in 1995.  Income from continuing operations (excluding the Cardinal gain) was $972.7 million for the nine months of 1996, an increase of $77.1 million, or 8.6%, compared to $895.6 million for the nine months of 1995.

Including the Cardinal gain, income from continuing operations increased

12.3%, or $110.5 million, for the nine months of 1996 versus the nine months of 1995.


            Fully diluted earnings per share from continuing operations for the third quarter 1996  were $.74, an increase of 12.1% as compared to the third quarter 1995. Fully diluted earnings per share from continuing operations (excluding the Cardinal gain) for the nine months of 1996 were

$1.91, an 11.0% increase over the comparable period in 1995.  Including the

Cardinal gain, fully diluted earnings per share from continuing operations increased $.25, or 14.8% for the nine months of 1996 as compared to the nine months of 1995.


            Fully diluted earnings per share reflect the conversion of the remainder of the company's convertible debentures as of  September 30,

1996, and the elimination of related after-tax interest expense through that date.  Earnings per share for the third quarter and nine months benefited  from the company's ongoing share repurchase program.  The company has repurchased approximately 19 million shares (on a split-adjusted basis) through the nine months of 1996.



FINANCIAL CONDITION
-------------------

            Cash and marketable securities at September 30, 1996 were

$122.5 million, an increase of $33.0 million from the September 30, 1995 level and an increase of $28.9 million from the December 31, 1995 level.

The increase in cash and marketable securities at September 30, 1996 compared to the September 30, 1995 level is primarily related to cash generated from operations, the sale of the assets of Eagle Snacks, Inc.,

the sale of the Cardinals, the spin-off of Earthgrains, and the increase in long-term debt, partially offset by cash used for capital expenditures,

share repurchases, dividends and new business acquisitions.


            Total long-term debt increased $90.5 million during the twelve month period ended September 30, 1996.  The change in debt during this period is detailed below, by key component. Included in the reduction in long-term debt for the period is the conversion of the remainder of the company's 8% Convertible Debentures Due 1996.


    Debt Issuances  . . .  $433.7 million of long-term notes and debentures
    --------------
    (interest rates ranging from 5.9% to 7.0%).

    Debt Reduction  . . .  $343.2 million, comprised of the following:
    --------------
     -   $305.5 million of long-term notes and debentures (interest rates ranging from 8.0% to 10%).

     -   $6.0 million net reduction of commercial paper.

     -   $31.7 million reduction of the ESOP debt guarantee.


      At September 30, 1996, $638.6 million of commercial paper borrowings were outstanding and classified as long-term, as this debt is intended to be maintained on a long-term basis and is supported by the company's $1 billion credit agreement.


      Capital expenditures during the third quarter 1996 were $243.6 million compared to $239.1 million for the third quarter 1995.  Capital expenditures for the nine months of 1996 were $774.3 million versus $668.5 million for the same period in 1995. The company expects that total capital expenditures in 1996 will approximate $1.0 billion.


     In June 1993, the company purchased a 17.7% interest in Grupo Modelo,

Mexico's largest brewer, and its subsidiaries for $477 million.  Anheuser-

Busch also acquired options to increase its investment to an approximate

50% interest in Grupo Modelo and its subsidiaries.  The option exercise price is derived from a formula based upon Grupo Modelo's reported earnings and is below the current market price for Grupo Modelo securities.  The options are currently exercisable, and they will expire on December 31,

1997.  Although the company has made no definitive determination concerning its exercise of the options or the timing or amount of any exercise, the company currently expects to exercise in whole or in part the options prior to their expiration.


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


                                 PART II - OTHER INFORMATION


Item 5.  Other Information

    On October 23, 1996, the Board of Directors declared a regular quarterly dividend on the company's common stock of $.24 per share.  This dividend rate is payable December 9, 1996 to shareholders of record on

November 8, 1996.




Item 6.  Exhibits and Reports on Form 8-K

    (a)   Exhibits
          --------
         4.1 -  Anheuser-Busch Deferred Income Stock Purchase and Savings

             Plan, as amended and restated effective April 1, 1996

         4.2 -  Anheuser-Busch Deferred Income Stock Purchase and Savings

             Plan (For Employees Covered by a Collective Bargaining

             Agreement), as amended and restated effective April 1, 1996

         4.3 -  Anheuser-Busch Deferred Income Stock Purchase and Savings

             Plan (For Certain Hourly Employees of Anheuser-Busch

             Companies, Inc. and its Subsidiaries), as amended and restated

             effective April 1, 1996

         4.4 -   No instruments defining the right of holders of long-term

              debt are filed since the total amount of securities

              authorized under any such instrument does not exceed 10% of the assets of the Company on a consolidated basis.  The

              Company agrees to furnish copies of such instruments to the

              Securities and Exchange Commission upon request.


        12 -  Ratio of Earnings to Fixed Charges

        27 -  Financial Data Schedule



    (b)   Reports on Form 8-K
          -------------------
      No reports on Form 8-K were filed during the three months period ending September 30, 1996.

                                SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              ANHEUSER-BUSCH COMPANIES, INC.
                              (Registrant)




                              /s/W. Randolph Baker
                              -----------------------------------------
                              W. Randolph Baker
                              Vice President and Chief Financial Officer
                              (Chief Financial Officer)
                              November 8, 1996





                              /s/John F. Kelly
                              -----------------------------------------
                              John F. Kelly
                              Vice President and Controller
                              (Chief Accounting Officer)
                              November 8, 1996

                             INDEX TO EXHIBITS




 Exhibit No.   Exhibit
 -----------   -------

    4.1        Anheuser-Busch Deferred Income Stock Purchase and Savings

               Plan, as amended and restated effective April 1, 1996

    4.2        Anheuser-Busch Deferred Income Stock Purchase and Savings

               Plan (For Employees Covered by a Collective Bargaining

               Agreement), as amended and restated effective April 1, 1996

    4.3        Anheuser-Busch Deferred Income Stock Purchase and Savings

               Plan (For Certain Hourly Employees of Anheuser-Busch

               Companies, Inc. and its Subsidiaries), as amended and

               restated effective April 1, 1996


    12         Ratio of Earnings to Fixed Charges

    27         Financial Data Schedule