Form 10-K
period 1996-12-31
ANHEUSER BUSCH COMPANIES INC
filed 1997-03-27
CIK 310569

=============================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                         OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ------------- TO -------------

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

                            ------------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                      NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS                      ON WHICH REGISTERED
               -------------------                     --------------------
COMMON STOCK--$1 PAR VALUE                             NEW YORK STOCK EXCHANGE
PREFERRED STOCK PURCHASE RIGHTS                        NEW YORK STOCK EXCHANGE
8 5/8% SINKING FUND DEBENTURES, DUE DECEMBER 1, 2016   NEW YORK STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

                           --------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No    .
                                                   ---     ---

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    State the aggregate market value of the voting stock held by nonaffiliates of the registrant.

                      $21,839,322,227 AS OF FEBRUARY 28, 1997

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

       $1 PAR VALUE COMMON STOCK 497,365,828 SHARES AS OF MARCH 10, 1997

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Annual Report to Shareholders for
  the Year Ended December 31, 1996...........  PART I, PART II, and PART IV

Portions of Definitive Proxy Statement for
  Annual Meeting of Shareholders on April 23,
  1997.......................................  PART III

=============================================================================

                                     PART I

ITEM 1. BUSINESS

    Anheuser-Busch Companies, Inc. (the "Company") is a Delaware corporation that was organized in 1979 as the holding company parent of Anheuser-Busch, Incorporated ("ABI"), a Missouri corporation whose origins date back to 1875. In addition to ABI, which is the world's largest brewer of beer, the Company is also the parent corporation to a number of subsidiaries that conduct various other business operations, including those related to the production and acquisition of brewing raw materials, the manufacture and recycling of aluminum beverage containers, and the operation of theme parks.

    On March 26, 1996, the Company distributed all of the outstanding shares of common stock of The Earthgrains Company, which was formerly named Campbell Taggart, Inc. ("Earthgrains"), which represented substantially all of the Company's food products business, as a special dividend to the Company's shareholders (the "Spin-Off"). During the second quarter 1996, the Company completed the sale of the majority of the assets of its Eagle Snacks, Inc. ("ESI") operations to Frito-Lay, Inc. (the "ESI Sale"). In connection with the Spin-off and the ESI Sale, and in accordance with generally accepted accounting principles, the Company has restated all prior financial statements and financial information to segregate the historical combined results of Earthgrains and ESI from all detailed financial components. As such, all Earthgrains and ESI related financial results are reported in the Company's Consolidated Financial Statements, on pages 48-51 of the Company's 1996 Annual Report to Shareholders, hereby incorporated by reference, as discontinued operations. 1996 operating results and net asset information for discontinued operations appears in
Note 3 to the Consolidated Financial Statements, "Divestiture of Food Products Segment," on page 55 of the 1996 Annual Report to Shareholders, which Note is hereby incorporated by reference. Financial information with respect to the Company's remaining business segments appears in Note 17, "Business Segments," on pages 66-67 of the 1996 Annual Report to Shareholders, which Note hereby is incorporated by reference.

BEER AND BEER-RELATED OPERATIONS

    The Company's principal product is beer, produced and distributed by its subsidiary, ABI, in a variety of containers primarily under the brand names Budweiser, Bud Light, Bud Dry, Bud Ice, Bud Ice Light, Michelob, Michelob Light, Michelob Dry, Michelob Golden Draft, Michelob Golden Draft Light, Michelob Classic Dark, Michelob Malt, Michelob Amber Bock, Michelob HefeWeizen, Busch, Busch Light, Busch Ice, Natural Light, Natural Pilsner, Natural Ice, King Cobra Malt Liquor, Red Wolf Lager, ZiegenBock Amber, American Originals (which include three separate brands: Faust Golden Lager, Black & Tan Porter, and American Hop Ale), and Winter Brew (produced for the holiday season). ABI's products also include two non-alcohol malt beverages, O'Doul's and Busch NA. ABI imports Carlsberg and Carlsberg Light beers and Elephant Malt Liquor into U.S. markets as part of an agreement with the Denmark based Carlsberg A/S (formerly United Breweries, Ltd.), brewer of the brands. Additionally, ABI imports Elephant Red Lager (brewed in Canada by The Labatt Brewing Company Limited ("Labatt") and licensed by Carlsberg A/S). During 1996, the following new brands were introduced:
American Hop Ale, Hurricane Malt Liquor, and Pacific Ridge Pale Ale. Clydesdale Copper Draught was also introduced but was subsequently discontinued. Also discontinued in 1996 were Elk Mountain Amber Ale, Elk Mountain Red Lager, Muenchener Munich Style Amber, and Michelob Centennial. Additionally, the Company introduced into limited distribution Rio Cristal, which is imported from Antarctica Breweries in Brazil, South America, under a separate distribution agreement. ABI also owns a 25% equity interest in Seattle-based Redhook Ale Brewery, Inc. Through this alliance, Redhook products are distributed exclusively by ABI wholesalers in all new U.S. markets entered by Redhook since 1994. Through an agreement with Kirin Brewery Company, Ltd., Anheuser-Busch brews Kirin Ice exclusively for export and distribution in Japan. In a new joint venture with Kirin, the Company will also produce Kirin brands (Kirin Lager, Kirin Ichiban and Kirin Light) for distribution in the United States.

    Sales of beer by the Company aggregated 91.1 million barrels in 1996 as compared with 87.5 million barrels in 1995 and accounted for approximately 76% of the Company's consolidated net sales dollars in 1996. In 1995 and 1994 the percentages were 75% and 77% respectively, which reflect the restatement for discontinued operations, as described throughout this Form 10-K.

    Budweiser, Bud Light, Bud Dry, Bud Ice, Bud Ice Light, Michelob, Michelob Light, Michelob Dry, Michelob Golden Draft, Michelob Golden Draft Light, Michelob Classic Dark, Michelob Amber Bock, Michelob HefeWeizen,

Busch, Busch Light, Natural Light, Natural Ice, Red Wolf Lager, Carlsberg, Elephant Red Lager, ZiegenBock Amber, two of the American Originals (Faust Golden Lager and Black & Tan Porter), Pacific Ridge Pale Ale, the Redhook products, Winter Brew, and O'Doul's are sold in both draught and packaged form. Natural Pilsner, Busch Ice, King Cobra Malt Liquor, Hurricane Malt Liquor, Michelob Malt, Carlsberg Light, Elephant Malt Liquor, Rio Cristal, and Busch NA are sold only in packaged form. One of the American Originals, American Hop Ale is sold only in draught form. Budweiser, Bud Light, Bud Dry, Bud Ice, Bud Ice Light, Michelob, Michelob Light, Michelob Amber Bock, Natural Light, Natural Ice, Red Wolf Lager, and O'Doul's are distributed and sold on a nationwide basis. Michelob Classic Dark and Winter Brew are sold in 49 states; Busch and Busch Light in 48 states; Carlsberg and Elephant Red Lager in 47 states; Busch NA and Michelob Dry in 46 states; King Cobra Malt Liquor and the Redhook products in 45 states; Elephant Malt Liquor in 38 states; Carlsberg Light in 24 states; Hurricane Malt Liquor in 22 states; Black & Tan Porter in 16 states; Faust Golden Lager in 15 states; Michelob Malt in 14 states; Michelob Golden Draft in 12 states; Michelob Golden Draft Light and American Hop Ale in 11 states; Michelob HefeWeizen in 10 states; Busch Ice in 5 states; Natural Pilsner in 4 states; Rio Cristal in 3 states; Pacific Ridge Pale Ale in California and Nevada; and ZiegenBock Amber in Texas.

    ABI has developed a system of twelve breweries, strategically located across the country, to economically serve its distribution system. (See
Item 2 of Part I--Properties.) Ongoing modernization programs are part of ABI's overall strategic initiatives. By using controlled environment warehouses and stringent inventory monitoring policies, the quality and freshness of the product are enhanced, thus providing Anheuser-Busch a significant competitive advantage. This has been communicated to consumers through a comprehensive marketing campaign, which includes "Born On" freshness dating on beer packages.

    During 1996 approximately 95% of the beer sold by ABI reached retail channels through approximately 900 independent wholesaler locations. ABI utilizes its regional vice-presidents, sales directors, key account and retail sales managers, as well as certain other field sales personnel, to provide merchandising and sales assistance to its wholesalers. In addition, ABI provides national and local media advertising, point-of-sale advertising, and sales promotion programs to help stimulate sales. The remainder of ABI's domestic beer sales in 1996 were made through twelve ABI owned and operated branches, which perform similar sales, merchandising, and delivery services as independent wholesalers in their respective areas.

    There are more than 100 companies engaged in the highly competitive brewing industry in the United States. ABI's domestic beers are distributed and sold in competition with other nationally distributed beers, with locally and regionally distributed beers and, to a lesser extent, with imported beers. Although the methods of competition in the industry vary widely, in part due to differences in applicable state laws, the principal methods of competition are product quality, taste and freshness, packaging, price, advertising (including television, radio, sponsorships, billboards, stadium signs, and print media), point-of-sale materials and service to retail customers (including the replacement of over-age products with fresh products at no cost to the retailer). ABI's beers compete in different price categories. Although all brands compete against the total market, Budweiser, Bud Light, Bud Dry, Bud Ice, Bud Ice Light, Michelob Golden Draft, and Michelob Golden Draft Light compete primarily with premium priced beers. Michelob, Michelob Light, Michelob Dry, Michelob Classic Dark, and Michelob Amber Bock compete in the super-premium priced category. Busch, Busch Light, Natural Light, Natural Pilsner, Busch Ice, and Natural Ice compete with the sub-premium or popular priced beers. King Cobra Malt Liquor, Hurricane Malt Liquor, and Michelob Malt compete against other brands in the malt liquor segment. Carlsberg, Carlsberg Light, Elephant Malt Liquor, Elephant Red Lager, and Rio Cristal compete primarily with imported malt beverages. Red Wolf Lager, ZiegenBock Amber, Winter Brew, Michelob HefeWeizen, the American Originals, Pacific Ridge Pale Ale, and the Redhook products compete primarily in the specialty beers segment of the malt beverage market. O'Doul's (premium priced) and Busch NA (sub-premium priced) compete in the non-alcohol malt beverage category. Since 1957, ABI has led the United States brewing industry in total sales volume. In 1996, its sales exceeded those of its nearest competitor by more than 47 million barrels and constituted approximately 45.2% of industry sales volume, including imports, exports and non-alcohol malt beverage sales. Major competitors in the United States brewing industry during 1996 included Philip Morris, Inc. (through its subsidiary Miller Brewing Co.), Adolph Coors Co., and Stroh Brewery Co.

    Through various subsidiaries, the Company is involved in a number of beer-related operations. Anheuser-Busch International, Inc. ("ABII"), a wholly-owned subsidiary of the Company, negotiates and administers license and contract brewing agreements on behalf of ABI with various foreign brewers. Labatt brews Budweiser and Bud Light for sale in Canada. ABI, through ABII, participates with Kirin Brewery Company, Ltd. in a joint venture in Japan,

Budweiser Japan Company, Ltd., of which the Company is a 90% shareholder, for production, distribution and sale of Budweiser. Through Anheuser-Busch European Trade Ltd. ("ABET"), an indirect, wholly-owned subsidiary of the Company, certain ABI beer brands are marketed, distributed and sold in twenty-four European countries. In the United Kingdom (U.K.), ABET has full control of sales, marketing and distribution for the Budweiser and Michelob brands to both the on- and off-trade sectors. In 1995, ABII entered into a joint venture with Scottish Courage Ltd. which consolidated the brewing and packaging of Budweiser at the Stag Brewery in London, England; ABII has operating control and owns a 50% share of this joint venture. Michelob continues to be imported into the U.K. by ABET. Guinness Ireland, Ltd. brews and markets Budweiser under license for sale in The Republic of Ireland. Oriental Brewery Ltd. brews Budweiser under license for sale in the Republic of Korea. In 1995, ABII entered into a contract brewing agreement with Sociedad Anonima Damm, one of the largest brewers in Spain, that gives the Spanish brewer rights to contract brew and package beer under the brand name Budweiser in Spain and supplements the brand's existing distribution. In early 1996, ABII purchased an equity interest in Antarctica Empreendimentos E Participacoes ("ANEP"), a subsidiary representing approximately 75% of the operations of Companhia Antarctica Paulista ("Antarctica"), one of Brazil's leading brewers, and formed a strategic partnership with Antarctica. A component of the partnership is a joint venture company named Budweiser Brasil Ltda that markets and distributes locally-produced Budweiser in Brazil. In December 1995, the Company announced that it had formed a three-way alliance with Companhia Cervecerias Unidas S.A. ("CCU"), the leading Chilean brewer, and Buenos Aires Embotelladora S.A. ("BAESA"), PepsiCo's South American bottler. Under the terms of the alliance, a wholly-owned subsidiary of CCU in Argentina ("CCU-Argentina") brews Budweiser under license in Argentina and BAESA distributes Budweiser and CCU-Argentina brands in certain geographic regions in Argentina. CCU distributes Budweiser in Chile. The Company purchased a small initial minority stake in CCU-Argentina, with options to increase its holdings in the future. In 1996, the Company formed partnerships with France's largest, and Europe's second-largest brewer, Brasseries Kronenbourg and a leading Swiss brewer, Feldschlosschen, to distribute Bud in France and Switzerland, respectively. In July 1996, ABI through ABII entered into a licensing agreement with Asia Brewery, Inc. for the production, sale and distribution of Budweiser in the Philippines. ABI's beer products are also being sold under import-distribution agreements in more than 80 countries and U.S. territories and to the U.S. military and diplomatic corps outside the continental United States. ABII also oversees the Company's investments in international brewing companies. Since 1993, the Company has owned a 17.7% direct and indirect equity interest in Diblo, S.A. de C.V. ("Diblo"), the operating subsidiary of Mexico's largest brewer, Grupo Modelo, S.A. de C.V. ("Modelo"). The Company announced in December 1996 that it intended to purchase an additional 25% equity interest in Modelo to be completed in February 1997, which would result in the Company owning a 37% direct and indirect interest in Diblo. In early February, the Company announced that it failed to finalize the purchase of the additional 25% due to differences in opinion concerning purchase price adjustments and that the parties would continue discussions on the matter and pursue binding arbitration, if necessary, to resolve the dispute. The Company also owns a 5% equity interest in Tsingtao
Brewery Company Ltd., China's largest brewer. In 1995, the Company purchased an 80% equity interest in a joint venture, Budweiser Wuhan International Brewing Company, Ltd., that owns a brewery in Wuhan, the fifth-largest city in China. This ownership interest was increased to 85% during 1996.

    The Company's wholly-owned subsidiary, Metal Container Corporation ("MCC"), manufactures beverage cans at eight plants and beverage can lids at three plants for sale to ABI and to soft drink and export customers. (See Item 2 of Part 1--Properties). Another wholly-owned subsidiary of the Company, Anheuser-Busch Recycling Corporation ("ABRC"), recycles aluminum cans at its plants in Marion, Ohio and Hayward, California. ABRC is in the process of selling its recycling facilities in Cocoa, Florida, Nashua, New Hampshire, and Bridgeport, New Jersey. The Company's wholly-owned subsidiary, Precision Printing and Packaging, Inc. ("PPPI"), manufactures metalized and paper labels at its plant in Clarksville, Tennessee and folding cartons at its plant in Paris, Texas. Packaging Business Services, Inc., another wholly-owned subsidiary of the Company, provides administrative services and develops existing and new businesses for MCC, ABRC and PPPI.

    The Company's wholly-owned subsidiary, Busch Agricultural Resources, Inc. ("BARI"), operates rice drying, milling and research facilities in Arkansas and California; twelve grain elevators in the western and midwestern United States; barley seed processing plants in Moorhead, Minnesota, Fairfield, Montana, Idaho Falls, Idaho, and Powell, Wyoming; a barley research facility in Ft. Collins, Colorado; and a wild rice processing facility in Minnesota. BARI also owns malt plants in Manitowoc, Wisconsin, Moorhead, Minnesota, and Idaho Falls, Idaho. Through wholly-owned subsidiaries, BARI operates land application farms in Jacksonville, Florida, and Fort Collins, Colorado; hop farms in northern Idaho and Germany; and an international office in Mar del Plata, Argentina. BARI's land application farm in Fayetteville, Tennessee was included in the ESI Sale, and its land application farm in Robersonville, North Carolina was sold separately in December 1996.

    Another wholly-owned subsidiary, Anheuser-Busch Investment Capital Corporation, shares equity positions with qualified partners in independent beer wholesalerships and is currently invested in 12 wholesalerships.

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

    In connection with the ESI Sale, the Company sold the ESI snack food manufacturing plants in Fayetteville, Tennessee, Visalia, California, and York, Pennsylvania and its land application farm in Fayetteville, Tennessee to Frito-Lay, Inc. The ESI snack food manufacturing plant and the Company's land application farm in Robersonville, North Carolina were sold separately in December 1996. The Company also sold its Hyannis, Massachusetts plant, which makes Cape Cod potato chips and popcorn products, in April 1996. The Company sold the Eagle brand to Procter and Gamble Company in April 1996.

FAMILY ENTERTAINMENT

    The Company is active in the family entertainment field, primarily through its wholly-owned subsidiary, Busch Entertainment Corporation ("BEC"), which currently owns, directly and through subsidiaries, nine theme parks.

    BEC operates Busch Gardens theme parks in Tampa, Florida and Williamsburg, Virginia, and Sea World theme parks in Orlando, Florida, San Antonio, Texas, Aurora, Ohio, and San Diego, California. BEC also operates water park attractions in Tampa, Florida (Adventure Island) and Williamsburg, Virginia (Water Country, U.S.A.), an educational play park for children near Philadelphia, Pennsylvania (Sesame Place), and the Baseball City Sports Complex near Orlando, Florida. Due to the seasonality of the theme park business, BEC experiences higher revenues in the second and third quarters and lower revenues in the first and fourth quarters.

    Through a Spanish affiliate, the Company also owns a 19.9% equity interest in Port Aventura, S.A., which is a theme park near Barcelona, Spain.

    In March 1996, the Company sold substantially all of the assets of Civic Center Corporation (a wholly-owned subsidiary of the Company that owns Busch Stadium and other properties in downtown St. Louis) and the St. Louis National Baseball Club, Inc. (St. Louis Cardinals) to a group comprised primarily of local investors.

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

SOURCES AND AVAILABILITY OF RAW MATERIALS

    The products manufactured by the Company require a large volume of various agricultural products, including barley for malt; hops, malt, rice, and corn grits for beer; and rice for the rice milling and processing operations of BARI. The Company fulfills its commodities requirements through purchases from various sources, including purchases from its subsidiaries, through contractual arrangements, and through purchases on the open market. The Company believes that adequate supplies of the aforementioned agricultural products are available at the present time, but cannot predict future availability or prices of such products and materials. The commodity markets have experienced and will continue to experience major price fluctuations. The price and supply of raw materials will be determined by, among other factors, the level of crop production, weather conditions, export demand, and government regulations and legislation affecting agriculture. The Company requires aluminum can sheet for manufacture of cans and lids. Market prices for aluminum can sheet fell in 1996 as supply and demand, for aluminum ingot and fabrication, returned to more normal levels. Can sheet prices in the future are expected to be impacted by similar market forces.

ENERGY MATTERS

    The Company uses natural gas, fuel oil, and coal as its primary fuel materials. All of ABI's breweries can operate with either natural gas or fuel oil. The St. Louis brewery has the additional capability to use coal. Supplies of fuels in quantities sufficient to meet ABI's total requirements are expected to be available on a year-round basis during 1997. The supply of natural gas, fuel oils and coal is normally covered by yearly contracts and no difficulty has been experienced in entering into these contracts. The cost of fuels used by ABI increased in 1996 and is expected to be at comparable levels in 1997. Based upon information presently available, there can be no assurance that adequate supplies of fuel will always be available to the Company and, should such supplies not be available, the Company's sales and earnings would be adversely affected.

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

ENVIRONMENTAL PROTECTION

    All of the Company's plants are subject to federal, state, and local environmental protection laws and regulations, and the Company is operating within existing laws and regulations or is taking action aimed at assuring compliance therewith. Various proactive strategies are utilized to help assure this compliance. Compliance with such laws and regulations is not expected to materially affect the Company's capital expenditures, earnings, or competitive position. The Company has devoted considerable effort to research, development and engineering of cost effective innovative systems to minimize effects on the environment from its operating facilities. A major portion of pollution prevention and pollution control expenditures in 1996 and projected for 1997 was or will be justified on the basis of cost reduction.

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

NUMBER OF EMPLOYEES

    As of December 31, 1996, the Company had 25,123 employees.

    As of December 31, 1996, approximately 8,870 employees were represented by the International Brotherhood of Teamsters. Eighteen other unions represented approximately 1,567 employees. The current labor agreement between ABI and the Brewery and Soft Drink Workers Conference of the International Brotherhood of Teamsters, which represents the majority of brewery workers, expires February 28, 1998.

    The Company considers its employee relations to be good.

ITEM 2. PROPERTIES

    ABI has twelve breweries in operation at the present time, located in St. Louis, Missouri; Newark, New Jersey; Los Angeles and Fairfield, California; Jacksonville, Florida; Houston, Texas; Columbus, Ohio; Merrimack, New Hampshire; Williamsburg, Virginia; Baldwinsville, New York; Fort Collins, Colorado; and Cartersville, Georgia. Title to the Baldwinsville, New York brewery is held by the Onondaga County Industrial Development Agency ("OCIDA") pursuant to a Sale and Agency Agreement with ABI, which enabled OCIDA to issue tax exempt pollution control and industrial development revenue notes and bonds to finance a portion of the cost of the purchase and modification of the brewery. The brewery is not pledged or mortgaged to secure any of the notes or bonds, and the Sale and Agency Agreement with OCIDA gives ABI the unconditional right to require at any time that title to the brewery be transferred to ABI. ABI's breweries operated at approximately 93.9% of capacity in 1996; during the peak selling periods (second and third quarters), they operated at maximum capacity. The Company also owns an 85% equity interest in a joint venture that operates a brewery in Wuhan, China.

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

    Except for the Baldwinsville brewery, the can manufacturing plant in Newburgh, New York, the Sea World park in San Diego, California, and the brewery in Wuhan, China, all of the Company's principal properties are owned in fee. The lease for the land used by the Sea World park in San Diego, California expires in 2033. The joint venture that operates the brewery in Wuhan was granted the right to use the property for a period of 50 years from the appropriate governmental authorities. The Company considers its buildings, improvements, and equipment to be well maintained and in good condition, irrespective of dates of initial construction, and adequate to meet the operating demands placed upon them. The production capacity of each of the manufacturing facilities is adequate for current needs and, except as described above, substantially all of each facility's capacity is utilized.

ITEM 3. LEGAL PROCEEDINGS

    The Company is not a party to any pending or threatened litigation, the outcome of which would be expected to have a material adverse effect upon its financial condition or its operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 1996.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    AUGUST A. BUSCH III (age 59) is presently Chairman of the Board and President, and Director of the Company and has served in such capacities since 1977, 1974, and 1963, respectively. Since 1979 he has also served as Chairman of the Board and Chief Executive Officer of the Company's subsidiary, Anheuser-Busch, Incorporated.

    PATRICK T. STOKES (age 54) is presently Vice President and Group Executive of the Company and has served in such capacity since 1981. He is also presently President of the Company's subsidiary, Anheuser-Busch, Incorporated, and has served in such capacity since 1990.

    JOHN H. PURNELL (age 55) is presently Vice President and Group Executive of the Company and has served in such capacity since January 1991. He is also Chairman of the Board and Chief Executive Officer of the Company's subsidiary, Anheuser-Busch International, Inc., and has served as Chairman since 1980 and as Chief Executive Officer since January 1991.

    W. RANDOLPH BAKER (age 50) is presently Vice President and Chief Financial Officer of the Company and has served in such capacity since June 1996. He previously served as Vice President and Group Executive of the Company (1982-1996).

    STEPHEN K. LAMBRIGHT (age 54) is presently Vice President and Group Executive of the Company and has served in such capacity since 1984.

    ALOYS H. LITTEKEN (age 56) is presently Vice President-Corporate Engineering of the Company and has served in such capacity since 1981.

    WILLIAM L. RAMMES (age 55) is presently Vice President-Corporate Human Resources of the Company and has served in such capacity since June 1992. He is also Chairman of the Board and President of the Company's subsidiary, Busch Properties, Inc., and has served in such capacities since January 1995. During the past five years, he also served as Vice President-Operations of the Company's subsidiary, Anheuser-Busch, Incorporated (1990-June 1992).

    JOHN B. ROBERTS (age 52) is presently Chairman of the Board and President of the Company's subsidiary, Busch Entertainment Corporation, and has served in such capacities since June 1992 and May 1991, respectively.

    JOSEPH L. GOLTZMAN (age 55) is presently Vice President and Group Executive of the Company and has served in such capacity since September 1993. He is also presently Chairman, Chief Executive Officer and President of the Company's subsidiary, Anheuser-Busch Recycling Corporation, Chairman (since December 1995), President and Chief Executive Officer of the Company's subsidiary, Metal Container Corporation, and Chairman of the Company's indirect subsidiary, Precision Printing and Packaging, Inc., and has served in such capacities since January 1993, September 1993, and December 1993, respectively. During the past five years, he also served as President of Anheuser-Busch Recycling Corporation (1988-December 1992) and Vice President-Recycling and Metals Planning (January 1992-September 1993) of the Company.

    DONALD W. KLOTH (age 55) is presently Vice President and Group Executive of the Company and has served in such capacity since April 1994. He is also Chairman of the Board and Chief Executive Officer of the Company's subsidiary, Busch Agricultural Resources, Inc., and has served in such capacity since May 1994. During the past five years, he also served as Vice President-Materials Acquisition of the Company (1983-March 1994) and President of Busch Agricultural Resources, Inc. (1983-April 1994).

    JOHN E. JACOB (age 62) is presently Executive Vice President and Chief Communications Officer, and a Director of the Company and has served in such capacities since July 1994 and 1990, respectively. He also served as President and Chief Executive Officer of the National Urban League, Inc. (1982-July 1994).

    GERHARDT A. KRAEMER (age 64) is presently Senior Vice President-World Brewing and Technology and has served in such capacity since June 1996. During the past five years, he also served as Vice President-Brewing of the Company's subsidiary, Anheuser-Busch, Incorporated (1985-May 1996).

    THOMAS W. SANTEL (age 38) is presently Vice President-Corporate Development of the Company and has served in such capacity since June 1996. During the past five years, he also served as Director of Corporate

Development (1994-May 1996), Associate Director, Corporate Development (1993-May 1994), and Manager, Diversification Planning (1989-December 1992) of the Company.

                                    PART II

    The information required by Items 5, 6, 7, and 8 of this Part II are hereby incorporated by reference from pages 34 through 77 of the Company's 1996 Annual Report to Shareholders.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item with respect to Directors is hereby incorporated by reference from pages 4 through 6 of the Company's Proxy Statement for the Annual Meeting of Shareholders on April 23, 1997. The information required by this Item with respect to Executive Officers is presented on pages 7 and 8 of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is hereby incorporated by reference from page 8 and pages 11 through 18 of the Company's Proxy Statement for the Annual Meeting of Shareholders on April 23, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is hereby incorporated by reference from pages 3 and 7 of the Company's Proxy Statement for the Annual Meeting of Shareholders on April 23, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is hereby incorporated by reference from pages 18 through 20 of the Company's Proxy Statement for the Annual Meeting of Shareholders on April 23, 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

1.         FINANCIAL STATEMENTS:                                                  PAGE
                                                                                  ----
           Consolidated Balance Sheet at December 31, 1996 and 1995                48<F*>

           Consolidated Statement of Income for the three years ended
             December 31, 1996                                                     49<F*>

           Consolidated Statement of Changes in Shareholders Equity for the
             three years ended December 31, 1996                                   50<F*>

           Consolidated Statement of Cash Flows for the three years ended
             December 31, 1996                                                     51<F*>

           Notes to Consolidated Financial Statements                            52-71<F*>

           Report of Independent Accountants                                       77<F*>

<F*>Incorporated herein by reference from the indicated pages of the 1996
Annual Report to Shareholders.

2.         FINANCIAL STATEMENT SCHEDULE:
           Report of Independent Accountants on Financial Statement Schedule       F-1

           For the years ended December 31, 1996, December 31, 1995, and
             December 31, 1994:

           Schedule VIII--Valuation and Qualifying Accounts and Reserves           F-2

3.         EXHIBITS:
           Exhibit 3.1  -- Restated Certificate of Incorporation with amendments.
                           (Incorporated by reference to Exhibit 3.1 to Form 10-K for the fiscal year ended December 31, 1994.)

           Exhibit 3.2  -- By-Laws of the Company (as amended and restated October 27,
                           1993). (Incorporated by reference to Exhibit 3 to Form 10-Q for the quarter ended September 30, 1993.)

           Exhibit 4.1  -- Form of Rights Agreement, dated as of October 26, 1994 between
                           Anheuser-Busch Companies, Inc. and Boatmen's Trust Company.
                           (Incorporated by reference to Exhibit 4 to Form 8-K filed
                           November 7, 1994.)

           Exhibit 4.2  -- No instruments defining the right of holders of long-term debt are filed since the total amount of securities authorized under any such instrument does not exceed 10% of the assets of the
                           Company on a consolidated basis. The Company agrees to furnish copies of such instruments to the Securities and Exchange
                           Commission upon request.

           Exhibit 10.1 -- Anheuser-Busch Companies, Inc. Deferred Compensation Plan for
                           Non-Employee Directors (Amended and Restated as of January 1,
                           1997.)<F*>

           Exhibit 10.2 -- Anheuser-Busch Companies, Inc. Non-Employee Director Elective
                           Stock Acquisition Plan effective January 1, 1996. (Incorporated by reference to Exhibit 10.6 to Form 10-K for the fiscal year ended December 31, 1995.)<F*>

           Exhibit 10.3 -- Anheuser-Busch Companies, Inc. 1981 Incentive Stock
                           Option/Non-Qualified Stock Option Plan (As amended December 18,
                           1985, December 16, 1987, December 20, 1988, July 22, 1992,
                           September 22, 1993, and December 20, 1995.) (Incorporated by
                           reference to Exhibit 10.7 to Form 10-K for the fiscal year ended December 31, 1995.)<F*>


           Exhibit 10.4 -- Anheuser-Busch Companies, Inc. 1981 Non-Qualified Stock Option
                           Plan (As amended December 18, 1985, June 24, 1987, December 20,
                           1988, July 22, 1992, and December 20, 1995.) (Incorporated by
                           reference to Exhibit 10.8 to Form 10-K for the fiscal year ended December 31, 1995.)<F*>

           Exhibit 10.5 -- Anheuser-Busch Companies, Inc. 1989 Incentive Stock Plan (As
                           amended December 20, 1989, December 19, 1990, December 15,
                           1993, and December 20, 1995.) (Incorporated by reference to
                           Exhibit 10.9 to Form 10-K for the fiscal year ended December
                           31, 1995.)<F*>

           Exhibit 10.6 -- Anheuser-Busch Companies, Inc. Excess Benefit Plan amended and restated effective as of October 1, 1993. (Incorporated by reference to Exhibit 10.9 to Form 10-K for the fiscal year ended December 31, 1994.)<F*>

           Exhibit 10.7 -- Anheuser-Busch Companies, Inc. Supplemental Executive
                           Retirement Plan amended and restated as of October 1, 1993.
                           (Incorporated by reference to Exhibit 10.10 to Form 10-K for the fiscal year ended December 31, 1994.)<F*>

           Exhibit 10.8 -- First Amendment to the Anheuser-Busch Companies, Inc.
                           Supplemental Executive Retirement Plan as amended and restated
                           October 1, 1993 effective as of December 14, 1994.
                           (Incorporated by reference to Exhibit 10.11 to Form 10-K for the fiscal year ended December 31, 1994.)<F*>

           Exhibit 10.9 -- Second Amendment to the Anheuser-Busch Companies, Inc.
                           Supplemental Executive Retirement Plan as amended and restated
                           October 1, 1993 effective as of January 1, 1996. (Incorporated by reference to Exhibit 10.13 to Form 10-K for the fiscal
                           year ended December 31, 1995).<F*>

           Exhibit 10.10-- Anheuser-Busch Executive Deferred Compensation Plan effective
                           January 1, 1994. (Incorporated by reference to Exhibit 10.16 to
                           Form 10-K for the fiscal year ended December 31, 1993.)<F*>

           Exhibit 10.11-- First Amendment to Anheuser-Busch Executive Deferred
                           Compensation Plan effective April 1, 1994. (Incorporated by reference to Exhibit 10.13 to Form 10-K for the fiscal year ended December 31, 1994.)<F*>

           Exhibit 10.12-- Anheuser-Busch 401(k) Restoration Plan effective January 1,
                           1994 (true and correct as of February 6, 1995). (Incorporated by reference to Exhibit 10.14 to Form 10-K for the fiscal year ended December 31, 1994.)<F*>

           Exhibit 10.13-- Form of Indemnification Agreement with Directors and Executive
                           Officers. (Incorporated by reference to Exhibit 10.18 to Form
                           10-K for the fiscal year ended December 31, 1993.)<F*>

           Exhibit 10.14-- Anheuser-Busch Officer Bonus Plan effective January 1, 1995.
                           (Incorporated by reference to Exhibit A to the Definitive Proxy
                           Statement for Annual Meeting of Shareholders on April 26,
                           1995.)<F*>

           Exhibit 10.15-- Investment Agreement By and Among Anheuser-Busch Companies,
                           Inc., Anheuser-Busch International, Inc. and Anheuser-Busch
                           International Holdings, Inc. and Grupo Modelo, S.A. de C.V.,
                           Diblo, S.A. de C.V. and certain shareholders thereof, dated as of June 16, 1993. (Incorporated by reference to Exhibit 10.19 to Form 10-K for the fiscal year ended December 31, 1993.)



           Exhibit 10.16-- Letter agreement between Anheuser-Busch Companies, Inc. and the
                           Controlling Shareholders regarding Section 5.5 of the
                           Investment Agreement filed as Exhibit 10.15 of this report.
                           (Incorporated by reference to Exhibit 10.20 to Form
                           10-K for the fiscal year ended December 31, 1993.)

           Exhibit 12   -- Ratio of Earnings to Fixed Charges.

           Exhibit 13   -- Pages 34 through 77 of the Anheuser-Busch Companies, Inc. 1996
                           Annual Report to Shareholders, a copy of which is furnished for the information of the Securities and Exchange Commission.
                           Portions of the Annual Report not incorporated herein by
                           reference are not deemed "filed" with the Commission.

           Exhibit 21   -- Subsidiaries of the Company

           Exhibit 23   -- Consent of Independent Accountants, filed as page F-1 of this report.

           Exhibit 27   -- Financial Data Schedule

--------
<F*>A management contract or compensatory plan or arrangement required to be filed by Item 14(c) of this report.

    (b) Reports on Form 8-K

    There were no reports on Form 8-K filed during the fourth quarter of 1996.

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

                                    ANHEUSER-BUSCH COMPANIES, INC.
                          -------------------------------------------------
                                                (Registrant)

                          By            AUGUST A. BUSCH III
                            -----------------------------------------------
                                             August A. Busch III
                                               Chairman of the
                                             Board and President

Date: March 26, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             AUGUST A. BUSCH III                  Chairman of the Board and President
March 26, 1997
-----------------------------------------------     and Director (Principal Executive
            (August A. Busch III)                   Officer)

             W. RANDOLPH BAKER                    Vice President and Chief Financial
March 26, 1997
-----------------------------------------------     Officer (Principal Financial
            (W. Randolph Baker)                     Officer)

             JOHN F. KELLY                        Vice President and Controller
March 26, 1997
-----------------------------------------------     (Principal Accounting Officer)
            (John F. Kelly)

                                                  Director
March 26, 1997
-----------------------------------------------
            (Andrew B. Craig III)

             BERNARD A. EDISON                    Director
March 26, 1997
-----------------------------------------------
            (Bernard A. Edison)

             CARLOS FERNANDEZ G.                  Director
March 26, 1997
-----------------------------------------------
            (Carlos Fernandez G.)

             PETER M. FLANIGAN                    Director
March 26, 1997
-----------------------------------------------
            (Peter M. Flanigan)

             JOHN E. JACOB                        Director
March 26, 1997
-----------------------------------------------
            (John E. Jacob)

             CHARLES F. KNIGHT                    Director
March 26, 1997
-----------------------------------------------
            (Charles F. Knight)



             VERNON R. LOUCKS, JR.                Director
March 26, 1997
-----------------------------------------------
            (Vernon R. Loucks, Jr.)

             VILMA S. MARTINEZ                    Director
March 26, 1997
-----------------------------------------------
            (Vilma S. Martinez)

                                                  Director
March 26, 1997
-----------------------------------------------
              (Sybil C. Mobley)

             JAMES B. ORTHWEIN                    Director
March 26, 1997
-----------------------------------------------
            (James B. Orthwein)

             ANDREW C. TAYLOR                     Director
March 26, 1997
-----------------------------------------------
            (Andrew C. Taylor)

             DOUGLAS A. WARNER III                Director
March 26, 1997
-----------------------------------------------
            (Douglas A. Warner III)

             WILLIAM H. WEBSTER                   Director
March 26, 1997
-----------------------------------------------
            (William H. Webster)

             EDWARD E. WHITACRE, JR.              Director
March 26, 1997
-----------------------------------------------
            (Edward E. Whitacre, Jr.)

                         ANHEUSER-BUSCH COMPANIES, INC.

                     INDEX TO FINANCIAL STATEMENT SCHEDULE

                                                                         PAGE
                                                                         ----
Report of Independent Accountants on Financial Statement Schedule......   F-1

Consent of Independent Accountants......................................  F-1

Financial Statement Schedule for the Years 1996, 1995 and 1994:

    Valuation and Qualifying Accounts and Reserves (Schedule VIII)......  F-2

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

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Anheuser-Busch Companies, Inc.

Our audits of the Consolidated Financial Statements referred to in our report dated February 3, 1997 appearing on page 77 of the 1996 Annual Report to Shareholders of Anheuser-Busch Companies, Inc. (which report and Consolidated Financial Statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related Consolidated Financial Statements.

PRICE WATERHOUSE LLP

St. Louis, Missouri
February 3, 1997

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-3 (No. 33-119209) and in the Registration Statements on Forms S-8 (No. 2-77829, No. 33-4664, No. 33-36132, No. 33-39714, No. 33-39715, No. 33-46846, No. 33-53333, No.
33-58221, and No. 33-58241) of Anheuser-Busch Companies, Inc. of our report dated February 3, 1997 appearing on page 77 of the Annual Report to Shareholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on page F-1 of this Form 10-K.

PRICE WATERHOUSE LLP

St. Louis, Missouri
March 26, 1997

                         ANHEUSER-BUSCH COMPANIES, INC.

         SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (CONTINUING OPERATIONS BASIS, IN MILLIONS)

                                                                                     1996
     1995       1994
                                                                                     ----
    ----       ----
Reserve for doubtful accounts (deducted from related assets):
    Balance at beginning of period.............................................     $  1.9
   $  1.9     $  1.4
    Additions charged to costs and expenses....................................        1.8
       .9        1.1
    Additions (recoveries of uncollectible accounts previously written off )...         .4
       .4         .5
    Deductions (uncollectible accounts written off )...........................
(1.0)      (1.3)
(1.1)
                                                                                    ------
   ------     ------
    Balance at end of period...................................................     $  3.1
   $  1.9     $  1.9
                                                                                    ======
   ======     ======
Deferred income tax asset valuation allowance under FAS 109:
    Balance at beginning of period.............................................     $ 66.7
   $ 52.7     $ 35.1
    Additions to valuation allowance charged to costs and expenses.............       16.6
     15.7       17.8
    Deductions from valuation allowance (utilizations and expirations).........
(1.6)      (1.7)
(.2)
                                                                                    ------
   ------     ------
    Balance at end of period...................................................     $ 81.7
   $ 66.7     $ 52.7
                                                                                    ======
   ======     ======

                                      F-2

                            INDEX TO EXHIBITS
Exhibit No.   Exhibit
-----------   -------
10.1          Anheuser-Busch Companies, Inc. Deferred Compensation Plan for
              Non-Employee Directors (Amended and Restated as of January 1,
              1997.)

12            Ratio of Earnings to Fixed Charges.

13            Pages 34 through 77 of the Anheuser-Busch Companies, Inc.
              1996 Annual Report to Shareholders, a copy of which is furnished for the information of the Securities and Exchange Commission. Portions of the Annual Report not incorporated herein by reference are not deemed "filed" with the Commission.

21            Subsidiaries of the Company

27            Financial Data Schedule