Form 10-Q
period 1997-03-31
ANHEUSER BUSCH COMPANIES INC
filed 1997-05-13
CIK 310569

SECURITIES AND EXCHANGE COMMISSION


                         WASHINGTON, D.C. 20549

                                FORM 10-Q

               Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934


                    For Quarter Ended March 31, 1997


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


$1 Par Value Common Stock - 496,137,542 shares as of March 31, 1997

CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)


                                          Three months ended March 31,
                                          ------------------------------
(In millions, except per share data)              1997         1996
-----------------------------------------------------------------------
Sales........................................... $2,863.8    $2,767.4
  Less federal and state excise taxes...........   (400.9)     (395.6)
                                                 ----------------------
Net sales.......................................  2,462.9     2,371.8
  Cost of products and services................. (1,597.0)   (1,538.1)
                                                 ---------------------
Gross profit....................................    865.9       833.7
  Gain on sale of St. Louis Cardinals...........     --          54.7
  Marketing, distribution and administrative
     expenses...................................   (397.6)     (388.0)
                                                 ---------------------
Operating income................................    468.3       500.4
Other income and expenses:
  Interest expense..............................    (57.2)      (58.2)
  Interest capitalized..........................      8.8         8.4
  Interest income...............................      1.9         1.9
  Other income/(expense), net...................     (3.5)         .4
                                                 ---------------------
Income before income taxes......................    418.3       452.9
Provision for income taxes......................   (160.6)     (177.4)
                                                 ---------------------
Net income......................................    257.7       275.5
Retained earnings, beginning of period..........  6,924.5     6,869.6
Common stock dividends (per share: 1997--$.24;
  1996--$.22)...................................   (119.5)     (111.6)
Spin-off of The Earthgrains Company.............      --       (680.0)
                                                 ---------------------
Retained earnings, end of period................ $7,062.7    $6,353.5
                                                 =====================
Primary earnings per share...................... $    .51     $   .54
                                                 =====================
Fully diluted earnings per share................ $    .51     $   .53
                                                 =====================



See accompanying Notes to Consolidated Financial Statements on Page 3.

Notes to Consolidated Financial Statements


1. UNAUDITED FINANCIAL STATEMENTS: The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and applicable SEC guidelines pertaining to interim financial information. In the opinion of the company's management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation of the financial statements, have been included therein. These statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the company's Annual Report to shareholders for the year ended December 31, 1996.

2. EARNINGS PER SHARE: Earnings per share of common stock are based on the weighted average number of shares of common stock outstanding during the period. Fully diluted earnings per share of common stock for the first quarter 1996 assumed the conversion of the company's outstanding convertible debentures and the elimination of related after-tax interest expense.

3. SALE OF ST. LOUIS NATIONAL BASEBALL CLUB (CARDINALS): During the first quarter 1996, the company completed its previously announced sale of the St. Louis National Baseball Club (Cardinals), Busch Memorial Stadium and several nearby parking garages and properties in downtown St. Louis. The sale resulted in a $54.7 million pretax gain, or $.06 per share, which is reported as a separate line item in the Consolidated Statement of Income.

4. DISCONTINUED OPERATIONS:  Through the tax-free spin-off of The
   Earthgrains Company and the sale of Eagle Snacks, Anheuser-Busch has divested its food products segment. Accordingly, all Earthgrains and Eagle Snacks related financial results have been removed from detailed financial statements components.

5. NEW ACCOUNTING STANDARD: In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings per Share" (FAS 128) effective December 15, 1997. FAS 128 will simplify the calculation of earnings per share (EPS) and require the reporting of "basic" and "diluted" EPS to replace the current primary and fully diluted EPS, respectively. The company will adopt FAS 128 when it reports 1997 annual results and will restate previously reported EPS upon adoption. Adoption and restatement will not have a material impact on the company's reported EPS.

CONSOLIDATED BALANCE SHEET
Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)





                                                   MARCH 31,
                                              -------------------
(In millions)                                 1997           1996
-----------------------------------------------------------------

ASSETS
CURRENT ASSETS:
Cash and marketable securities...........  $  266.0       $  219.4
Receivables, less allowance for
  doubtful accounts......................     746.6          607.9
Inventories:
  Raw materials and supplies.............     335.2          358.9
  Work in progress.......................      97.7           99.1
  Finished goods.........................     173.6          173.9
    Total inventories....................     606.5          631.9
Other current assets.....................     194.9          232.9
                                          ------------------------
  Total current assets...................   1,814.0        1,692.1
INVESTMENTS AND OTHER ASSETS.............   1,781.2        1,703.9
PLANT AND EQUIPMENT, NET.................   7,314.5        6,816.5
                                          ------------------------
  TOTAL ASSETS........................... $10,909.7      $10,212.5
                                          ========================

LIABILITIES AND SHAREHOLDERS EQUITY


                                                       MARCH 31,
                                                 ---------------------
(In millions)                                    1997           1996
----------------------------------------------------------------------

CURRENT LIABILITIES:
  Accounts payable.......................... $   702.2      $   562.9
  Accrued salaries, wages and benefits......     211.7          213.3
  Accrued taxes, other than income taxes....     136.0          120.0
  Estimated income taxes....................     237.3          151.6
  Other current liabilities.................     263.5          279.8
                                             ------------------------
    Total current liabilities...............   1,550.7        1,327.6
                                             ------------------------
POSTRETIREMENT BENEFITS.....................     525.8          527.3
                                             ------------------------
LONG-TERM DEBT..............................   3,498.6        3,451.7
                                             ------------------------
DEFERRED INCOME TAXES.......................   1,228.9        1,168.1
                                             ------------------------
SHAREHOLDERS EQUITY:
  Common stock..............................     707.0          348.6
  Capital in excess of par value............     953.1        1,073.6
  Retained earnings.........................   7,062.7        6,353.5
  Foreign currency translation adjustment        (18.1)          (8.3)
                                             ------------------------
                                               8,704.7        7,767.4
  Treasury stock, at cost...................  (4,316.9)      (3,714.2)
  ESOP debt guarantee offset................    (282.1)        (315.4)
                                             ------------------------
                                               4,105.7        3,737.8
                                             ------------------------
COMMITMENTS AND CONTINGENCIES...............     --              --
                                             ------------------------
  TOTAL LIABILITIES AND SHAREHOLDERS EQUITY  $10,909.7      $10,212.5
                                             ========================

CONSOLIDATED STATEMENT OF CASH FLOWS
Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)

                                              Three months ended March 31,
                                              ----------------------------
(In millions)                                             1997     1996
---------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:

  Net income......................................... $ 257.7  $  275.5
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization..................   152.2     143.9
      Increase in deferred income taxes..............    20.8      35.3
      After-tax gain on sale of St. Louis Cardinals..     --      (33.4)
      Decrease(increase)in noncash working capital...   (56.0)     29.9
      Other, net.....................................     7.4     (47.6)
                                                      ------------------
  Cash provided by operating activities..............   382.1     403.6
  Net cash (provided to) discontinued operations.....    --       (21.3)
                                                      ------------------
  Total cash provided by operating activities........   382.1     382.3
                                                      ------------------
CASH FLOW FROM INVESTING ACTIVITIES:
  Proceeds from sale of St. Louis Cardinals..........    --       116.6
  Capital expenditures............................... (265.6)    (259.3)
                                                      ------------------
  Cash (used for) investing activities............... (265.6)    (142.7)
                                                      ------------------
CASH FLOW FROM FINANCING ACTIVITIES:
  Increase in long-term debt.........................   322.9     228.0
  Decrease in long-term debt.........................   (61.9)    (14.7)
  Dividends paid to stockholders.....................  (119.5)   (111.6)
  Acquisition of treasury stock......................  (110.7)   (278.2)
  Shares issued under stock plans and
    conversion of convertible debentures.............    25.1      62.7
                                                      ------------------
  Cash provided by/(used for) financing activities...    55.9    (113.8)
                                                      ------------------
  Net increase in cash and marketable securities
    during the period................................   172.4     125.8
  Cash and marketable securities, beginning of
    period...........................................    93.6      93.6
                                                      ------------------
  Cash and marketable securities, end of period...... $ 266.0   $ 219.4
                                                      ==================
A more adequate understanding of the company's financial position and business can be gained by reference to the Anheuser-Busch Companies, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

INTRODUCTION
------------

   This Discussion summarizes the significant factors affecting the consolidated operating results, financial condition and

liquidity/cash flows of Anheuser-Busch Companies, Inc. for the first quarter ended March 31, 1997 compared to the first

quarter ended March 31, 1996 and the year ended December 31,

1996.  This discussion should be read in conjunction with the

Consolidated Financial Statements and Notes thereto included in the company's Annual Report to Shareholders for the year ended

December 31, 1996.  Additional information concerning the

company's consolidated financial and operating results for the first quarter 1997 is contained in the Letter to Shareholders section of the first quarter 1997 Financial Report contained in the quarterly Anheuser-Busch publication HORIZONS.



   In the first quarter 1996, the company sold the St. Louis

Cardinals, Busch Memorial Stadium and other downtown St. Louis properties and reported a $54.7 million ($.06 per share) pretax gain.  The gain on the sale of the Cardinals is reported as a separate line item on the company's income statement.  Due to the nonrecurring nature of this gain, key financial comparisons are presented on the following page both excluding and including the
                                     ---------     ---------
Cardinal gain to facilitate a more complete understanding of underlying company operations.

-----------------------------------------------------------------
                                     First Quarter
                               ($ in millions, except per share)
                  -----------------------------------------------
                    1997 |  1996   |  1996   |   1997 vs. 1996
                  -------|---------|---------|-------------------
                         |Excluding|Including|Excluding|Including
                         | Cardinal|Cardinal | Cardinal| Cardinal
                         |   Gain  | Gain    |   Gain  |   Gain
                         |---------|---------|---------|---------
Gross Sales        $2,864|  $2,767 |  $2,767 | Up 3.5% |  Up 3.5%
Net Sales          $2,463|  $2,372 |  $2,372 | Up 3.8% |  Up 3.8%
Operating Income     $468|    $446 |    $500 | Up 5.0% |  Dn 6.4%
Pretax Income        $418|    $398 |    $453 | Up 5.0% |  Dn 7.6%
Net Income           $258|    $242 |    $275 | Up 6.4% |  Dn 6.4%
Fully Diluted        $.51|    $.47 |    $.53 | Up 8.5% |  Dn 3.8%
  Earnings Per Share     |         |         |         |
-----------------------------------------------------------------

   Also during the first quarter 1996, the company completed the

100% spin-off of The Earthgrains Company (formerly known as

Campbell Taggart, Inc.) to shareholders.  Earthgrains common stock began trading on the New York Stock Exchange as a separate company on March 27, 1996.  In February 1996, Anheuser-Busch reached an agreement to sell most of its Eagle Snacks production facilities to Frito-Lay, a subsidiary of PepsiCo, and completed the sale in the second quarter 1996.


   As a result of the spin-off of Earthgrains and sale of the

Eagle Snacks assets, Anheuser-Busch divested its food products segment.  In accordance with generally accepted accounting

principles, Anheuser-Busch has restated all prior period

financial information to remove the historical combined financial results of Earthgrains and Eagle Snacks from detailed financial statement components.

RESULTS OF OPERATIONS
---------------------

   Detailed financial statement analysis in the remainder of this discussion focuses on the results of operations excluding the
                                                ---------
1996 Cardinal gain.

   Anheuser-Busch Companies, Inc. achieved gross sales of $2.9 billion during the first quarter 1997, an increase of $96.4

million, or 3.5%, over first quarter 1996 gross sales.  The

company also achieved record net sales of $2.5 billion, an

increase of $91.1 million, or 3.8%, compared to the first quarter

1996.  The increases in gross and net sales were primarily due to higher net revenue per barrel and increased revenue from the company's international beer and theme park operations.


   The February 1997 price increase resulted in a 10 to 15 cents per six-pack increase to consumers in most states.  As expected,

there has been some competitor resistance to the company's

pricing leadership, particularly in the subpremium category.

Overall, however, the company's pricing strategy has proven

successful in most major markets and has yielded revenue per barrel growth of approximately 2% in the first quarter.


   Anheuser-Busch reported record beer shipments of 20.8 million barrels during the first quarter 1997, an increase of 70,000 barrels, or .3% over first quarter 1996 beer volume.  First

quarter 1997 results were led by the continued momentum of

Bud Light.

   Led by stronger volume in the United Kingdom, China and South

America, the company's international beer operations experienced volume growth of 31% in the first quarter 1997 compared to the same period last year.

   Anheuser-Busch market share for the first quarter 1997 was

45.0% of industry shipments, an increase of .4 share points over

1996 reported share of 44.6%.  Market share is determined based on industry sales estimates provided by the Beer Institute which include imports, exports, nonalcohol brews and other malt

beverages. Anheuser-Busch has led the brewing industry in sales volume and market share each quarter since 1957.

   Cost of products and services for the first quarter 1997 was

$1.6 billion, a $59 million, or 3.8%, increase compared to the first quarter 1996.  The increase in cost of products and

services is due to slightly higher raw materials cost plus other higher costs associated with increased international beer volume and theme park attendance.  Gross profit as a percentage of net sales was 35.2% for both the first quarter 1997 and the first quarter 1996.

   Marketing, distribution and administrative expenses for the first quarter 1997 were $397.6 million compared with $388.0

million for the first quarter 1996, an increase of 2.5%.  The increase is primarily due to increased marketing costs related to international beer and theme park operations and higher

distribution costs related to the acquisition of an additional company-owned wholesale operation.

   Operating income for the first quarter 1997 was $468.3

million, an increase of $22.6 million, or 5.0%, compared to

operating income of $445.7 million for the first quarter 1996.

The increase in operating income was primarily due to higher margins on beer sales, continuing productivity improvements and improved performance by the company's theme park operations.

Theme park operations experienced a 10% increase in attendance plus increased in-park revenues in the first quarter 1997

compared to 1996.

   Net interest cost (interest expense less interest income) was

$55.3 million for the first quarter 1997, a decrease of $1.0 million, or 1.8%, compared to the first quarter 1996.  This

decrease is primarily due to lower average interest rates for the first quarter 1997 partially offset by increased average debt outstanding.  The net change in debt is summarized in the

Financial Condition section of this discussion.

   Interest capitalized increased $0.4 million, or 5.0%, for the first quarter 1997 compared to the corresponding period in 1996.

The increase is primarily related to higher construction-in-

progress balances due to ongoing modernization projects at the company's breweries.

   Other income/(expense), net includes numerous items of a

nonoperating nature which do not have a material impact on the company's consolidated results of operations, either individually or in the aggregate.

   Net income was $257.7 million, an increase of $15.6 million,

or 6.4%, vs. the comparable period last year.  The effective income tax rate was 38.4% of pretax earnings for the first

quarter 1997, a decline of .8 percentage points compared to

first quarter 1996.  The decrease in the effective tax rate is due to lower state and foreign taxes.

   Fully diluted earnings per share for the first quarter 1997 were $.51, an increase of $.04, or 8.5%, compared to the first quarter 1996.  Fully diluted earnings per share are based on the weighted average number of shares of the company's outstanding common stock.  Fully diluted earnings per share for the first quarter 1996 assumed the conversion of the company's outstanding convertible debentures and the elimination of related after-tax interest expense.

   The difference between the percentage change in net income and the percentage change in earnings per share was due to the

reduction in the number of weighted average shares outstanding as a result of the company's continuing share repurchase program.


LIQUIDITY AND FINANCIAL CONDITION
---------------------------------

   Cash and marketable securities at March 31, 1997 were $266.0 million, an increase of $46.6 million from the March 31, 1996 level and an increase of $172.4 million from the December 31,

1996 level.  The principal source of the company's cash flow is cash generated by operations. Additional sources of cash during the twelve month period ended March 31, 1997 included proceeds from the sale of the assets of Eagle Snacks and certain financing activities.  Principal uses of cash during the period were

capital expenditures, share repurchases and dividends.  See

the Consolidated Statement of Cash Flows for additional

information.

   Total long-term debt increased $46.9 million during the twelve month period ended March 31, 1997.  The net increase in debt during this period is due to the following financing activity:


   Debt Issuances ... $793.3 million, comprised of the following:
   --------------
       - $450.0 million of long-term notes (interest rate, 6.75%)

       - $262.4 million of dual-currency notes (quarterly floating interest rate)

       - $67.5 million of industrial development revenue bonds
         (various fixed interest rates)

       - $13.4 million of other miscellaneous borrowings

   Debt Reduction ... $746.4 million, comprised of the following:
   --------------
       - $184.4 million of medium and long-term notes and debentures (various fixed interest rates)

       - $156.6 million of convertible debentures (interest rate,
         8.0%)

       - $342.1 million of commercial paper (weighted average interest rate, 5.3%)

       - $33.3 million of ESOP debt guarantee (interest rate,
         8.3%)

       - $30.0 million of industrial development revenue bonds
         (interest rate, 7.4%)

   At March 31, 1997, $454.7 million of commercial paper

borrowings were outstanding, a decrease of $342.1 million

compared to the balance at March 31, 1996 and an increase of

$299.2 million over the December 31, 1996 balance.  Commercial paper is classified as long-term debt since it is intended to be maintained on a long-term basis with on-going credit support provided by the company's $1 billion revolving credit agreement.

   Capital expenditures during the first quarter 1997 were $265.6 million compared to $259.3 million for the first quarter 1996, an increase of 2.4%.  The company expects 1997 capital expenditures to approximate $1.0 billion.  During the first quarter 1997 the company's Board of Directors approved capital funding for an expansion of the Wuhan brewery in China, subject to approval by the Chinese government.  The $68 million expansion is expected to be completed in 1998.

   In the first quarter 1997, the company completed its 50

million share repurchase program authorized by the Board of

Directors in 1994.  This program has enhanced shareholder value through direct cash payments to shareholders totaling $1.6

billion.  The company is currently repurchasing shares under the

50 million share repurchase authorization approved by the Board of Directors in July 1996.  The company continues to anticipate the repurchase of between 15 and 20 million shares in 1997.

                       PART II - OTHER INFORMATION



Item 2. Changes in Securities


   On January 2, 1997, the company issued out of treasury shares a total of 1,976 shares of the company's common stock ($1 par value) to two members of the Board of Directors of the company in lieu of cash for their 1997 annual retainer fees pursuant to the company's Non-Employee Director Elective Stock Acquisition Plan.

The transactions were exempt from registration and prospectus delivery requirements of the Securities Act of 1933 pursuant to

Section 4(2) of the Act.



Item 4. Submission of Matters to a Vote of Security Holders


   At the Annual Meeting of Shareholders of the company held

April 23, 1997, the  following matters were voted upon:


1.  Election of Bernard A. Edison, Vernon R. Loucks, Jr.,
    Vilma S. Martinez, William P. Payne and Edward E. Whitacre,
    Jr. to serve as Directors of the company for a term of three years.

                                For       Withheld     Non-Votes
                                ---      -----------  -----------

    Bernard A. Edison       439,683,614    9,145,046       0
    Vernon R. Loucks, Jr.   442,001,990    6,826,669       0
    Vilma S. Martinez       440,546,968    8,281,691       0
    William P. Payne        441,939,327    6,889,332       0
    Edward E. Whitacre, Jr. 440,459,444    8,369,216       0

2. Approve the employment of Price Waterhouse LLP, as independent accountants, to audit the books and accounts of the company for 1997.

          For            445,304,109
          Against          2,120,321
          Abstain          1,404,229
          Non-Votes            0


3. Shareholder proposal relating to a report on beer consumption.

          For             15,465,154
          Against        383,144,438
          Abstain         15,526,293
          Non-Votes       34,692,775


 4. Shareholder proposal to review labor and customer relations policies.

          For                 17,754
          Against        448,771,120
          Abstain             39,785
          Non-Votes             0



Item 5. Other Information


   In April 1997, the company announced a distribution and equity alliance with Widmer Brothers Brewing Company of Portland,

Oregon.  Under the agreement, Anheuser-Busch will make a minority equity investment in Widmer and distribute Widmer's line of

authentic craft beers in all new markets through the company's wholesaler system.  The agreement is scheduled to be finalized later this year.

   As discussed in the 1996 Annual Report to Shareholders,

Anheuser-Busch has exercised its option to purchase an additional

25% interest in Grupo Modelo, Mexico's largest brewer.  Due

diligence is complete and the companies are currently working to resolve differences of opinion concerning certain purchase price adjustments.  The company currently accounts for its investment in Modelo on the cost basis.  Commensurate with the additional purchase, Anheuser-Busch will begin accounting for its investment on the equity basis and recognize its pro rata share of Modelo's net earnings as a separate line item in the income statement.

The company expects the purchase to be finalized in the near future. When finalized, the company will directly and indirectly own 37% of Modelo's operating subsidiary, Diblo.


Item 6.  Exhibits and Reports on Form 8-K


 (a)   Exhibits
       --------

   4.1 - First Amendment to the Anheuser-Busch Deferred Income
         Stock Purchase and Savings Plan As Amended and Restated
         Effective April 1, 1996

   4.2 - First Amendment to the Anheuser-Busch Deferred Income
         Stock Purchase and Savings Plan (For Employees Covered by a Collective Bargaining Agreement) As Amended and
         Restated Effective April 1, 1996

   4.3 - First Amendment to the Anheuser-Busch Deferred Income Stock Purchase and Savings Plan (For Certain Hourly Employees of Anheuser-Busch Companies, Inc. and Its Subsidiaries) As Amended and Restated Effective April 1, 1996

   4.4 - No instruments defining the right of holders of

         long-term debt are filed since the total amount of

         securities authorized under any such instrument does not

         exceed 10% of the assets of the company on a

         consolidated basis.  The company agrees to furnish

         copies of such instruments to the Securities and

         Exchange Commission upon request.

   12 -  Ratio of Earnings to Fixed Charges

   27 -  Financial Data Schedule


(b)  Reports on Form 8-K
     -------------------

        No reports on Form 8-K were filed during the three-month

     period ending March 31, 1997.

                          SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of

1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                       ANHEUSER-BUSCH COMPANIES, INC.
                      (Registrant)


                       /s/ W. Randolph Baker
                       ------------------------------------
                       W. Randolph Baker
                       Vice President and Chief Financial Officer
                       (Chief Financial Officer)
                       May 13, 1997




                         /s/ John F. Kelly
                         ---------------------------------
                         John F. Kelly
                         Vice President and Controller
                         (Chief Accounting Officer)
                         May 13, 1997

                        INDEX TO EXHIBITS



Exhibit
  No.    Exhibit
-------  -------

   4.1   First Amendment to the Anheuser-Busch Deferred Income
         Stock Purchase and Savings Plan As Amended and Restated
         Effective April 1, 1996

   4.2   First Amendment to the Anheuser-Busch Deferred Income
         Stock Purchase and Savings Plan (For Employees Covered by a Collective Bargaining Agreement) As Amended and
         Restated Effective April 1, 1996

   4.3 First Amendment to the Anheuser-Busch Deferred Income Stock Purchase and Savings Plan (For Certain Hourly Employees of Anheuser-Busch Companies, Inc. and Its Subsidiaries) As Amended and Restated Effective April 1, 1996

   12    Ratio of Earnings to Fixed Charges

   27    Financial Data Schedule