Form 10-Q
period 1997-06-30
ANHEUSER BUSCH COMPANIES INC
filed 1997-08-13
CIK 310569

SECURITIES AND EXCHANGE COMMISSION


                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


                       For Quarter Ended June 30, 1997


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


$1 Par Value Common Stock - 491,795,562 shares as of  June 30, 1997

CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)

                                         2nd Quarter Ended   Six  Months Ended
                                              June 30,            June 30,
(In millions, except per share data)      1997      1996      1997      1996
--------------------------------------------------------------------------------
Sales....................................$3,463.4  $3,418.0  $6,327.2  $6,185.4
  Less federal and state excise taxes....  (469.1)   (456.9)   (870.0)   (852.5)
                                         --------------------------------------
Net sales................................ 2,994.3   2,961.1   5,457.2   5,332.9
  Cost of products and services..........(1,869.6) (1,846.3) (3,466.6) (3,384.4)
                                         --------------------------------------
Gross profit............................. 1,124.7   1,114.8   1,990.6   1,948.5
  Gain on sale of St. Louis Cardinals....    --        --        --        54.7
  Marketing, distribution and
  administrative expenses................  (478.7)   (477.3)   (876.3)   (865.3)
                                          --------------------------------------
Operating income.........................   646.0     637.5   1,114.3   1,137.9
Other income and expenses:
  Interest expense.......................   (65.3)    (61.7)   (122.5)   (119.9)
  Interest capitalized...................    11.0       7.9      19.8      16.3
  Interest income........................     2.0       2.7       3.9       4.6
  Other income/(expense), net............     4.6      (5.1)      1.1      (4.7)
                                          --------------------------------------
Income before income taxes...............   598.3     581.3   1,016.6   1,034.2
Provision for income taxes...............  (229.9)   (227.9)   (390.5)   (405.3)
Equity income, net of tax................    12.8      --        12.8      --
                                          --------------------------------------
Income from continuing operations........   381.2     353.4     638.9     628.9
Income from discontinued operations......    --        33.8      --        33.8
                                         -------------------------------------
Net income...............................   381.2     387.2     638.9     662.7
Retained earnings, beginning of period... 7,062.7   6,353.5   6,924.5   6,869.6
Common stock dividends (per share: 2nd
  quarter, 1997--$.24; 1996--$.22; six
  months, 1997--$.48; 1996--$.44)........  (118.5)   (109.5)   (238.0)   (221.1)
Spin-off of The Earthgrains Company......    --        --        --      (680.0)
                                         --------------------------------------
Retained earnings, end of period.........$7,325.4  $6,631.2  $7,325.4  $6,631.2
                                         ======================================
Primary earnings per share:
  Continuing operations..................$     .76 $     .71 $    1.27 $    1.24
  Discontinued operations................   --          .07     --          .07
                                         ---------------------------------------
  Net Income.............................$     .76 $     .78 $    1.27 $    1.31
                                         =======================================
Fully diluted earnings per share:
  Continuing operations..................$     .76 $     .70 $    1.27 $    1.23
  Discontinued operations................     --         .07     --         .07
                                         ---------------------------------------
  Net Income.............................$     .76 $     .77 $    1.27 $    1.30
                                         =======================================

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

2. DISCONTINUED OPERATIONS: Through the tax-free spin-off of The Earthgrains Company and the sale of Eagle Snacks, Anheuser-Busch divested its food products segment in 1996. All Earthgrains and Eagle Snacks related financial results are reported in the company's Consolidated Financial Statements as discontinued operations.

      During the second quarter 1996, the company completed the sale of Eagle Snacks. Accordingly, Anheuser-Busch adjusted its previously estimated loss provision for the disposition of the food products segment and recognized a $33.8 million, or $.07 per share, after-tax gain, which is reported as discontinued operations in the Consolidated Statement of Income.

3. EARNINGS PER SHARE: Primary earnings per share (EPS) of common stock are based on the weighted average number of shares of common stock outstanding during the period. Fully diluted EPS for 1996 assumed the conversion of the company's convertible debentures and the elimination of related after-tax interest expense. The debentures were converted into common stock in September 1996.

      In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings per Share" (FAS 128) effective December 15, 1997. FAS 128 will simplify the EPS calculation and require the reporting of "basic" and "diluted" EPS to replace the current primary and fully diluted
      EPS, respectively.   The company will adopt FAS 128 when it reports
      1997 annual results and will restate previously reported EPS. Adoption and restatement will not have a material impact of the company's reported EPS.

4. SALE OF ST. LOUIS CARDINALS: During the first quarter 1996, the company sold the St. Louis Cardinals, Busch Memorial Stadium and several nearby parking garages and properties in downtown St. Louis. The sale resulted in a $54.7 million pretax gain, or $.06 per share, which is reported as a separate line item in the Consolidated Statement of Income.

5. ADDITIONAL INVESTMENT IN GRUPO MODELO: In the second quarter 1997, the company completed its previously announced purchase of an additional equity stake in Grupo Modelo, Mexico's largest brewer, and now holds a 37% direct and indirect investment in Modelo's operating subsidiary, Diblo. The purchase triggered adoption of the equity method of accounting for the Modelo investment. Accordingly, the company began recognizing its pro rata equity interest in the net earnings of Grupo Modelo for the first time in the second quarter.

      The equity income recognized in the second quarter reflects the cumulative year-to-date amount (January through May 1997 at a 17.7% ownership interest) consistent with the initial adoption of the equity method. Due to the timing of Modelo's reporting cycle, the company will recognize its 37% share of Modelo's net earnings for the first time in the third quarter 1997.

CONSOLIDATED BALANCE SHEET


Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)

                                                   JUNE 30,
                                              -------------------
(In millions)                                 1997           1996
-----------------------------------------------------------------
ASSETS

CURRENT ASSETS:

Cash and marketable securities...........  $  149.1       $  132.8
Receivables, less allowance for
  doubtful accounts......................     830.1          762.6
Inventories:
  Raw materials and supplies.............     267.0          287.1
  Work in progress.......................      98.0          100.0
  Finished goods.........................     159.6          163.6
    Total inventories....................     524.6          550.7
Other current assets.....................     230.5          260.3
                                          ------------------------
  Total current assets...................   1,734.3        1,706.4

INVESTMENTS IN AFFILIATED COMPANIES......   1,202.5          700.0
INVESTMENTS AND OTHER ASSETS.............   1,044.7        1,023.7
PLANT AND EQUIPMENT, NET.................   7,492.5        6,944.0
                                          ------------------------
  TOTAL ASSETS........................... $11,474.0      $10,374.1
                                          ========================

LIABILITIES AND SHAREHOLDERS EQUITY
                                                   JUNE 30,
                                              -------------------
(In millions)                                 1997           1996
-----------------------------------------------------------------
CURRENT LIABILITIES:
  Accounts payable....................... $   695.6      $   634.6
  Accrued salaries, wages and benefits...     217.9          211.7
  Accrued taxes, other than income taxes.     144.6          130.1
  Estimated income taxes.................     204.3           84.9
  Other current liabilities..............     283.1          271.1
                                          ------------------------
    Total current liabilities............   1,545.5        1,332.4
                                          ------------------------
POSTRETIREMENT BENEFITS..................     525.5          535.7
                                          ------------------------
LONG-TERM DEBT...........................   4,185.1        3,559.8
                                          ------------------------
DEFERRED INCOME TAXES....................   1,238.7        1,163.2
                                          ------------------------
SHAREHOLDERS EQUITY:
  Common stock...........................     708.0          348.9
  Capital in excess of par value.........     967.3        1,090.1
  Retained earnings......................   7,325.4        6,631.2
  Foreign currency translation adjustment    (201.2)         (12.1)
                                          ------------------------
                                            8,799.5        8,058.1
  Treasury stock, at cost................  (4,538.2)      (3,959.7)
  ESOP debt guarantee offset.............    (282.1)        (315.4)
                                          ------------------------
                                            3,979.2        3,783.0
                                          ------------------------
COMMITMENTS AND CONTINGENCIES............     --              --
                                          ------------------------
  TOTAL LIABILITIES AND SHAREHOLDERS
  EQUITY................................. $11,474.0      $10,374.1
                                          ========================

CONSOLIDATED STATEMENT OF CASH FLOWS

Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)


                                                    Six Months Ended June 30,
                                                    -------------------------
(In millions)                                           1997             1996
-----------------------------------------------------------------------------

CASH FLOW FROM OPERATING ACTIVITIES:
  Net income.........................................  $  638.9      $  662.7
  Discontinued operations............................      --           (33.8)
                                                       ----------------------
  Income from continuing operations..................     638.9         628.9
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation and amortization..................     330.0         298.9
      Increase in deferred income taxes..............      30.5          30.4
      Undistributed earnings of affiliated companies.     (12.8)         --
      After-tax gain on sale of St. Louis Cardinals..      --           (33.4)
      (Increase) in noncash working capital..........     (98.4)        (66.3)
      Other, net.....................................     (34.3)        (66.2)
                                                       ----------------------
  Cash provided by operating activities..............     853.9         792.3
  Net cash provided by discontinued operations.......      --            57.3
                                                       ----------------------
  Total cash provided by operating activities........     853.9         849.6
                                                       ----------------------

                                                    Six Months Ended June 30,
                                                    -------------------------
(In millions)                                          1997              1996
-----------------------------------------------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures...............................    (596.9)       (530.7)
  New business acquisitions..........................    (619.2)        (52.5)
  Proceeds from sale of St. Louis Cardinals..........      --           116.6
                                                       -----------------------
  Cash (used for) investing activities...............  (1,216.1)       (466.6)
                                                       -----------------------
CASH FLOW FROM FINANCING ACTIVITIES:
  Increase in long-term debt.........................   1,034.0         448.7
  Decrease in long-term debt.........................     (86.5)       (127.3)
  Dividends paid to stockholders.....................    (238.0)       (221.1)
  Acquisition of treasury stock......................    (332.1)       (523.7)
  Shares issued under stock plans and conversion
     of convertible debentures.......................      40.3          79.6
                                                        ----------------------
  Cash provided by (used for) financing activities...     417.7        (343.8)
                                                        ----------------------
  Net increase in cash and marketable securities
    during the period................................      55.5          39.2
  Cash and marketable securities, beginning of
    period...........................................      93.6          93.6
                                                        ----------------------
  Cash and marketable securities, end of period......   $ 149.1       $ 132.8
                                                        ======================




A more adequate understanding of the company's financial position and business can be gained by reference to the Anheuser-Busch Companies, Inc. Annual Report on Form 10-K for the year ended December 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



INTRODUCTION
------------

     This Discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of Anheuser-Busch Companies, Inc. for the second quarter and first six months ended June 30, 1997 compared to the second quarter and first six months ended June 30, 1996, and the year ended December 31, 1996.  This

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

Financial Report contained in the quarterly Anheuser-Busch publication

Horizons.
--------

     This Discussion contains statements regarding the company's expectations concerning its operations, earnings and prospects.  These statements are forward-looking statements that involve significant risks and uncertainties, and accordingly no assurances can be given that such expectations will be correct.  These expectations are based upon many assumptions that the company believes to be reasonable but such assumptions may ultimately prove to be inaccurate or incomplete, in whole or in part.

Important factors that could cause actual results to differ from the expectations stated in this Discussion include, among other, changes in federal or state beer excise taxes; changes in the pricing environment for the company's products; factors that may affect domestic demand for malt beverage products; changes in customer preference for the company's malt beverage products; changes in raw materials prices; changes in the company's international beer business or in the beer business of the company's international equity partners; and the effect of stock market conditions on the company's share repurchase program.


PRIOR EVENTS
------------

     In the fourth quarter 1995, the Board of Directors approved management's plan to divest the company's food products segment through a tax-free 100% spin-off of The Earthgrains Company (formerly known as

Campbell Taggart, Inc.) and the sale of Eagle Snacks, Inc.  In accordance with generally accepted accounting principles, Anheuser-Busch restated all prior period financial information to report the historical combined financial results of Earthgrains and Eagle Snacks as discontinued

operations, including the recording of an estimated loss provision for the divestiture of $244.3 million in 1995.


     The company completed the spin-off of Earthgrains to shareholders on

March 26, 1996 and Earthgrains common stock began trading on the New York

Stock Exchange as a separate company on March 27, 1996.  In February 1996,

Anheuser-Busch reached an agreement to sell most of its Eagle Snacks production facilities to Frito-Lay, a subsidiary of PepsiCo, and completed the sale in the second quarter 1996.

     Upon the sale of Eagle Snacks, Anheuser-Busch adjusted its previously estimated loss provision for the disposition of the food products segment and recognized a $33.8 million, or $.07 per share, after-tax gain.  That gain is reported as Discontinued Operations in the second quarter of 1996 and has no impact on any financial results from Continuing Operations.  The spin-off of Earthgrains and sale of Eagle Snacks completed the company's divestiture of its food products segment.


     In the first quarter 1996, the company sold the St. Louis Cardinals,

Busch Memorial Stadium and other downtown St. Louis properties and reported a $54.7 million ($.06 per share) pretax gain.  The gain on the sale of the

Cardinals is reported as a separate line item on the company's consolidated income statement.  Due to the nonrecurring nature of this gain, key financial comparisons between 1997 and 1996 are presented in the following table both excluding and including the Cardinal gain to facilitate a more
           ---------     ---------
complete understanding of underlying company operations.


     In May 1997, the company completed its previously announced purchase of an additional equity stake in Grupo Modelo S.A. de C.V., Mexico's largest brewer and producer of the Corona brand, for $605 million.  The company now holds a 37% direct and indirect investment in Modelo's operating subsidiary, Diblo, totaling approximately $1.1 billion.  As part of this purchase, the company received expanded minority rights and increased its representation on the Modelo Board of Directors to 10 of 21 members.  The purchase also triggered adoption of equity accounting for the

Modelo investment.

RESULTS FROM CONTINUING OPERATIONS
----------------------------------

     Following are summarized comparative operating results for 1997 and 1996.


|-------------------------------------------------------------------------|
|                                       Second Quarter Ended June 30 -    |
|                                            Continuing Operations        |
|                                       (In millions, except per share)   |
|                                -----------------------------------------|
|Worldwide Beer Volume (bbls.)        1997    |  1996  ||  1997 vs. 1996  |
|                                  ---------- |--------||-----------------|
|    Domestic                          23.8   |  23.6  ||Up 0.2 | Up 0.8% |
|    International                      1.8   |   1.8  ||  --   | Up 1.2% |
|                                  ---------------------------------------|
|    Total                             25.6   |  25.4  ||Up 0.2 | Up 0.8% |
|                                             |        ||       |         |
|Gross Sales                         $3,463   |$3,418  ||Up $45 | Up 1.3% |
|Net Sales                           $2,994   |$2,961  ||Up $33 | Up 1.1% |
|Operating Income                     $646    | $638   ||Up $8  | Up 1.3% |
|Pretax Income                        $598    | $581   ||Up $17 | Up 2.9% |
|Equity Income, Net of Tax             $13    |  --    ||Up $13 |   N/M   |
|Income from Cont. Operations         $381    | $353   ||Up $28 | Up 7.9% |
|Fully Diluted Earnings per Share             |        ||       |         |
|from Continuing Operations           $.76    | $.70   ||Up $0.6| Up 8.6% |
--------------------------------------------------------------------------
         N/M - Not Meaningful

-----------------------------------------------------------------------------
|                           Six Months Ended June 30 - Continuing Operations|
|                                     (In millions, except per share)       |
|                           ------------------------------------------------|
|                             1997      1996       1996 |   1997 vs. 1996   |
|                           ------------------------------------------------|
|                                   |Excluding|Including|Excluding|Including|
|                                   |Cardinal |Cardinal |Cardinal |Cardinal |
|                                   |   Gain  |   Gain  |   Gain  |   Gain  |
|Worldwide Beer Volume (bbls.)      |---------|---------|---------|---------|
|     Domestic                 44.2 |   43.9  |  43.9   |Up 0.6%  | Up 0.6% |
|     International             3.2 |    2.9  |   2.9   |Up 12.4% |Up 12.4% |
|                             ------|---------|---------|---------|---------|
|     Total                    47.4 |   46.8  |  46.8   |Up 1.3%  | Up 1.3% |
|                                   |         |         |         |         |
|Gross Sales                  $6,327|  $6,185 | $6,185  |Up 2.3%  | Up 2.3% |
|Net Sales                    $5,457|  $5,333 | $5,333  |Up 2.3%  | Up 2.3% |
|Operating Income             $1,114|  $1,083 | $1,138  |Up 2.9%  | Dn 2.1% |
|Pretax Income                $1,017|  $979   | $1,034  |Up 3.8%  | Dn 1.7% |
|Equity Income, Net of Tax     $13  |   --    |  --     | N/M     |  N/M    |
|Income from Cont. Operations $639  |  $596   | $629    |Up 7.3%  | Up 1.6% |
|Fully Diluted Earnings per   $1.27 |  $1.17  | $1.23   |Up 8.5%  | Up 3.3% |
|Share from Continuing              |         |         |         |         |
|Operations                         |         |         |         |         |
-----------------------------------------------------------------------------
     N/M - Not Meaningful



THE FOLLOWING ANALYSIS EXCLUDES THE 1996 GAIN ON THE SALE OF THE CARDINALS.
                       --------

    Gross sales were $3.5 billion and $6.3 billion, respectively, for the second quarter and first six months of 1997, representing increases of

$45.4 million, or 1.3%, and $141.8 million, or 2.3%, compared to similar periods in 1996.  Net sales for the second quarter and first six months of

1997 were $3.0 billion and $5.5 billion, respectively, increases of $33.2 million, or 1.1%, for the second quarter and $124.3 million, or 2.3%, for the first six months versus 1996.  The differences between gross and net sales represent federal and state beer excise taxes.

    The primary factors responsible for the sales increases were higher beer sales volume and increased sales from the company's theme park operations due to increased attendance.  Theme park operations experienced an attendance increase of over 6% for the first six months of 1997 and also attained higher in-park per capita revenues.


    Combined domestic and international beer sales volume increased .8% and

1.3%, to 25.6 million barrels and 47.4 million barrels, respectively, for the second quarter and first six months of 1997 compared to the same periods last year.  For the second quarter 1997, domestic and international volume increased .8% and 1.2%, respectively.  For the first six months of

1997, domestic volume increased .6% and international volume increased

12.4%.


    Domestic volume represents beer produced and shipped within the United

States, plus Anheuser-Busch imports.  International volume represents exports from the company's U.S. breweries to markets around the world, plus

Anheuser-Busch brands produced overseas by company-owned breweries (Wuhan in China and Mortlake in the United Kingdom) and under license and contract brewing agreements.  International volume does not include Anheuser-Busch's equity investments in foreign breweries such as Grupo Modelo and

Antarctica.


    The increase in domestic volume during both the second quarter and first six months of 1997 was driven by the continued significant growth of

Bud Light, and was achieved in a difficult pricing environment.  The unexpectedly high level of price discounting experienced in the first quarter 1997, initiated by competition to stabilize volume, continued into the second quarter.


    The company's policy of matching competitive discounting may dampen short-term earnings growth, but should enhance the company's market share position and maximize shareholder value over the long-term.  The company's objective continues to be annual double-digit earnings per share growth.

However, given the current pricing environment, full year 1997 earnings per share growth is expected to be consistent with year-to-date results, which is slightly below the company's long-term growth objective.


    The increase in international volume is principally due to increased

Budweiser volume, especially in the United Kingdom and China. Worldwide Bud

Family sales volume was up 270,000 barrels and 800,000 barrels, or 1.5% and

2.5%, respectively, for the second quarter and first six months of 1997 versus the prior year.


    Anheuser-Busch's share of U. S. beer shipments for the first six months of 1997 was 44.3%, essentially unchanged compared to the first six months of 1996.  The company's U. S. market share is based on combined domestic and export volume of 45.1 million barrels in 1997 and 1996.  U. S. industry sales represent estimates based on information provided by the Beer

Institute and include imports,
exports, non-alcohol brews and other malt beverages. Anheuser-Busch has led the U. S. brewing industry in sales volume and market share since 1957.


    Cost of products and services was $1.87 billion, and $3.47 billion,

respectively, for the second quarter and first six months of 1997,

increasing 1.3% and 2.4% compared to the same periods in 1996.  The increase in cost of products and services is attributable to slightly higher raw materials costs plus other costs associated with increased beer sales volume and theme park attendance.


    Gross profit as a percentage of net sales was 37.6% for the second quarter 1997 and 36.5% for the first six months of 1997, both unchanged compared to the same periods in 1996.


    Marketing, distribution and administrative expenses for the second quarter 1997 were $478.7 million compared with $477.3 million for the second quarter 1996, an increase of $1.4 million, or .3%.  For the first six months of 1997 and 1996, these expenses were $876.3 million and $865.3 million respectively, an increase of $11.0 million, or 1.3%.


    These increases are principally due to increased marketing costs related to the company's international beer activity, higher theme park attendance and additional costs due to an increase in the number of company-owned beer wholesale operations, partially offset by lower promotional spending compared to last year due to the 1996 Centennial

Summer Olympic Games in Atlanta.

    Operating income for the second quarter 1997 was $646.0 million, an increase of $8.5 million, or 1.3%, over the comparable period last year.

Operating income for the first six months of 1997 was $1.1 billion, an increase of $31.1 million, or 2.9% versus the first six months of 1996.

The increases in operating income are primarily due to increased beer sales volume, continued brewery operating efficiencies and improved performance by the company's theme park and packaging operations.


    Net interest cost (interest expense less interest income) was $63.3 million for the second quarter 1997, an increase of $4.3 million, or 7.3%,

compared to net interest cost of $59.0 million for the second quarter 1996.

Net interest cost for the first six months of 1997 was $118.6 million, a decrease of $3.3 million, or 2.9%, over net interest cost of $115.3 million for the corresponding period in 1996.  The increase in net interest cost for the second quarter 1997 is the result of an increase in debt during the period related to the Modelo acquisition.  The net change in debt is summarized in the Financial Condition section of this Discussion.


    Interest capitalized increased $3.1 million and $3.5 million for the second quarter and first six months of 1997, to $11.0 million and $19.8 million, respectively.  The increase in interest capitalized in 1997 is related to higher construction-in-progress balances due to ongoing modernization projects at the company's breweries.

    Other income/(expense), net, provided income of $4.6 million for the second quarter and $1.1 million for the first six months of 1997,

representing increases of $9.7 million and $5.8 million, respectively, from the expense incurred in the corresponding 1996 periods.  The increases are primarily attributable to increased profitability at the company's Stag

Brewery joint venture (Mortlake Brewery) in the United Kingdom, which is accounted for under the equity method, combined with lower debt retirement costs in 1997, partially offset by the elimination of dividend income reporting for the Modelo investment consistent with switching to the equity method of accounting in the second quarter 1997.


    Income from continuing operations was $381.2 million for the second quarter 1997, an increase of $27.8 million, or 7.9%, compared to the second quarter 1996. For the first six months of 1997, income from continuing operations was $638.9 million, an increase of $43.4 million, or 7.3%,

compared to 1996.


    In the second quarter 1997, the company began recognizing its pro rata equity interest in the net earnings of Grupo Modelo under the equity method of accounting for the first time.  The equity income recognized in the second quarter reflects the cumulative year-to-date amount (January through

May 1997 at a 17.7% ownership interest) consistent with the initial adoption of the equity method.


    The company will report its pro rata share of Modelo's net earnings on a one-month delay due to the timing of Modelo's reporting cycle, and will therefore recognize its 37% share of Modelo's net earnings for the first time in the third quarter 1997. The difference between income recognized on the cost basis in prior years and what would have been recognized had the company applied equity accounting for those years is not material.


    The effective tax rate declined .8 percentage points for the second quarter and first six months of 1997 versus 1996 due to lower state and foreign taxes.


     Fully diluted earnings per share from continuing operations for the second quarter 1997 were $.76, an increase of $.06, or 8.6%, compared to the second quarter 1996. Fully diluted earnings per share from continuing operations was $1.27, an increase of $.10, or 8.5%, for the first six months of 1997 compared to 1996.


     Earnings per share growth continues to benefit from fewer shares outstanding due to the company's ongoing share repurchase program.  The company has repurchased approximately 8 million shares through the first six months of 1997 and continues to anticipate the repurchase in 1997 of approximately 3% of total shares outstanding.


     Fully diluted earnings per share are based on the weighted average shares of the company's outstanding stock.  Fully diluted earnings per share for 1996 assumed the conversion of the company's convertible debentures and the elimination of related after-tax interest expense.  The debentures were converted in September 1996.

FOREIGN CURRENCY TRANSLATION
----------------------------

     Upon adopting the equity method of accounting, the company adjusted the carrying value of its Modelo investment to reflect the impact of cumulative Mexican Peso depreciation during the period for which the investment was accounted for under the cost method of accounting (1993 through 1996). The offset to this translation adjustment is included in the

"Foreign Currency Translation Adjustment" line in the Shareholders Equity section of the Consolidated Balance Sheet.  Effective January 1, 1997, the

Mexican economy is considered hyperinflationary for U. S. Accounting purposes.  Under hyperinflationary accounting, all monetary translation adjustments will be recognized in earnings in the current period.


FINANCIAL CONDITION
-------------------

     Cash and marketable securities at June 30, 1997 totaled $149.1 million, an increase of $16.3 million from the June 30, 1996 level and an increase of $55.5 million from the December 31, 1996 level.  The principal source of the company's cash flow is cash generated by operations.

Additional sources of cash during the twelve-month period ended June 30,

1997 were financing activities.  Principal uses of cash during the period were capital expenditures, share repurchases, dividends and the increase in the company's investment in Grupo Modelo.


     Total long-term debt increased $625.3 million during the twelve-month period ended June 30, 1997, primarily as a result of the additional $605 million investment in Modelo.  The net increase in debt during this period is shown below, by key component:

 Debt Issuances  . . . $1,042.5 million, comprised of the following:
 --------------
      -- $250 million of long-term notes (interest rate: 7.1%)

      -- $450 million of long-term notes (interest rate: 6.75%)

      -- $262.4 million of dual-currency notes (quarterly floating interest rate)

      -- $80.1 million of industrial revenue bonds (various fixed interest rates)


 Debt Reduction  . . .  $417.2 million, comprised of the following:
 --------------
    - $73.8 million of medium and long-term notes and debentures
      (various fixed interest rates)

    - $153.8 million of convertible debentures (interest rate: 8.0%)

    - $118.8 million of commercial paper (wtd. avg. interest rate: 5.4%)

    - $30.0 million of industrial revenue bonds (interest rate: 7.4%)

    - $33.3 million reduction of the ESOP debt guarantee (interest rate:
      8.3%)

    - $7.5 million of other miscellaneous reductions, net


     At June 30, 1997, $898.8 million of commercial paper borrowings were outstanding, a decrease of $118.8 million compared to the June 30, 1996 balance and an increase of $743.2 million over the balance at December 31,

1996.


     Commercial paper is classified as long-term debt since it is intended to be maintained on a long-term basis with on-going credit support provided by the company's $1 billion revolving credit agreement.

     Capital expenditures during the second quarter 1997 were $331.3 million compared to $271.4 million for the second quarter 1996, and $596.9 million for the first six months of 1997 versus $530.7 million for the same period in 1996. The company continues to expect 1997 capital expenditures to approximate $1.0 billion.


     In the first quarter 1997, the Board of Directors approved capital funding for a $68 million expansion of the company's brewery in Wuhan,

China.  Construction on the Wuhan expansion began in June 1997 and will double the capacity of the brewery to 2.1 million barrels.


     In the first quarter 1997, the company completed its 50 million share repurchase program authorized by the Board of Directors in 1994.  This program has enhanced shareholder value through direct cash payments to shareholders totaling $1.6 billion.  The company is currently repurchasing shares under the 50 million share repurchase program authorized by the

Board in July 1996.



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

                          PART II - OTHER INFORMATION


Item 5.  Other Information


     In June 1997, the company announced its intention to exercise its remaining options to purchase an additional 13.25% share in Diblo for an estimated cost of approximately $550 million.  When the purchase is complete, Anheuser-Busch will hold a 50.2% direct and indirect interest in

Diblo and will have invested approximately $1.6 billion.  Due diligence is completed and Anheuser-Busch and the controlling shareholders of

Grupo Modelo have initiated dispute resolution to settle differences of opinion regarding the technical aspects of determining the price of Anheuser-Busch's option shares.


     The additional purchase will not expand the company's minority rights or representation on Modelo's Board.  Since the additional purchase will not give Anheuser-Busch control of Grupo Modelo or Diblo, the company will continue to apply the equity method of accounting after this purchase is completed.


     In the second quarter 1997, the company introduced an amended wholesaler equity agreement to its family of independent wholesalers.  The amended agreement, which is the result of a joint effort between

Anheuser-Busch and its wholesalers, better addresses the active involvement of wholesalers in their markets and updates wholesaler performance standards to reflect the competitive situation in today's beer business.

     In July 1997, the company announced it purchased the remaining 50%

interest in its brewing joint venture at the Stag Brewery in Mortlake,

London,  England from its joint venture partner, Scottish & Newcastle, Plc.

The purchase will provide Anheuser-Busch additional operational flexibility to support continued expansion of its European business while providing the company greater participation in the profits from the Stag operation.  The

Stag Brewery brews Budweiser for the United Kingdom, Ireland and other

European markets.


     Under the agreement, Scottish & Newcastle will retain ownership of the brewery.  Anheuser-Busch will lease the site and have control over future capital investment to enable the brewery to meet increased European demand for Budweiser and other Anheuser-Busch brands. The strong commercial relationship between the company and Scottish & Newcastle will continue through long-term supply agreements for the packaging and distribution of

Budweiser in the United Kingdom.


     On July 23, 1997, the Board of Directors approved an increase in the quarterly dividend on the company's common stock from 24 cents to 26 cents per share, an increase of $.02, or 8.3%.  The increase reflects the company's targeted dividend payout ratio of approximately 40 percent over the long-term, which is in line with other food and beverage companies.

The dividend is payable September 9, 1997 to shareholders of record on

August 11, 1997.

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


        12 -  Ratio of Earnings to Fixed Charges


        27 -  Financial Data Schedule


    (b)   Reports on Form 8-K
          -------------------

          No reports on Form 8-K were filed during the three-month period ending June 30, 1997.

                                SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 ANHEUSER-BUSCH COMPANIES, INC.
                                 (Registrant)


                                 /s/ W. Randolph Baker
                                 -----------------------------------------
                                 W. Randolph Baker
                                 Vice President and Chief Financial Officer
                                 (Chief Financial Officer)
                                 August 13, 1997





                                 /s/ John F. Kelly
                                 ------------------------------------------
                                 John F. Kelly
                                 Vice President and Controller
                                 (Chief Accounting Officer)
                                 August 13, 1997

                        INDEX TO EXHIBITS



Exhibit
  No.    Exhibit
-------  -------

   12    Ratio of Earnings to Fixed Charges

   27    Financial Data Schedule