Form 10-K/A
period 1996-12-31
ANHEUSER BUSCH COMPANIES INC
filed 1997-09-24
CIK 310569

===========================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K/A

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

       $1 PAR VALUE COMMON STOCK 497,365,828 SHARES AS OF MARCH 10, 1997

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Annual Report to Shareholders for
  the Year Ended December 31, 1996...........  PART I, PART II, and PART IV

Portions of Definitive Proxy Statement for
  Annual Meeting of Shareholders on April 23,
  1997.......................................  PART III
========================================================================


Item 14 on pages 9 through 11 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1996 is amended by the addition of the following exhibits:



  Exhibit 23.1 -Consent of Independent Accountants

  Exhibit 23.2 -Consent of Independent Accountants

  Exhibit 23.3 -Consent of Independent Accountants

  Exhibit 24.1 -Power of Attorney

  Exhibit 24.2 -Resolution authorizing signature by certain officers of the
                Company.

  Exhibit 99.1 -Form 11-K, Annual Report of the Anheuser-Busch Deferred Income
                Stock Purchase and Savings Plan for the fiscal year ended March 31, 1997.

  Exhibit 99.2 -Form 11-K, Annual Report of the Anheuser-Busch Deferred Income
                Stock Purchase and Savings Plan (For Employees covered by a Collective Bargaining Agreement) for the fiscal year ended March 31, 1997.

  Exhibit 99.3 -Form 11-K, Annual Report of the Anheuser-Busch Deferred Income
                Stock Purchase and Savings Plan (For Certain Hourly Employees of Anheuser-Busch Companies, Inc. and its Subsidiaries) for the fiscal year ended March 31, 1997.

                               SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ANHEUSER-BUSCH COMPANIES, INC.
                                    ...................................
                                               (Registrant)

                                 By         JOBETH G. BROWN
                                    ...................................
                                            JoBeth G. Brown
                                      Vice President and Secretary

Date: September 24, 1997
  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
*  August A. Busch III   Chairman of the Board and President and  September 24, 1997
-----------------------    Director (Principal Executive Officer)
(August A. Busch III)

*  W. Randolph Baker     Vice President and Chief Financial       September 24, 1997
-----------------------    Officer (Principal Financial Officer)
(W. Randolph Baker)

*  John F. Kelly          Vice President and Controller           September 24, 1997
-----------------------     (Principal Accounting Officer)
(John F. Kelly)

*  Bernard A. Edison        Director                              September 24, 1997
-----------------------
(Bernard A. Edison)

*  Carlos Fernandez G.      Director                              September 24, 1997
-----------------------
(Carlos Fernandez G.)

*  Peter M. Flanigan        Director                              September 24, 1997
-----------------------
(Peter M. Flanigan)

*  John E. Jacob            Director                              September 24, 1997
-----------------------
(John E. Jacob)

*  Charles F. Knight         Director                             September 24, 1997
-----------------------
(Charles F. Knight)

*  Vernon R. Loucks, Jr.     Director                             September 24, 1997
-----------------------
(Vernon R. Loucks, Jr.)

*  Vilma S. Martinez         Director                             September 24, 1997
-----------------------
(Vilma S. Martinez)

                             Director                             September 24, 1997
-----------------------
(Sybil C. Mobley)

*  James B. Orthwein         Director                             September 24, 1997
-----------------------
(James B. Orthwein)

                             Director                             September 24, 1997
-----------------------
(William P. Payne)

*  Andrew C. Taylor          Director                             September 24, 1997
-----------------------
(Andrew C. Taylor)

*  Douglas A. Warner III     Director                             September 24, 1997
-----------------------
(Douglas A. Warner III)

*  William H. Webster        Director                             September 24, 1997
-----------------------
(William H. Webster)

*  Edward E. Whitacre, Jr.   Director                             September 24, 1997
-----------------------
(Edward E. Whitacre, Jr.)







* JOBETH G. BROWN
 ----------------------        September 24, 1997
 JoBeth G. Brown
 Attorney in Fact

                              EXHIBIT INDEX



Exhibit 23.1 -Consent of Independent Accountants

Exhibit 23.2 -Consent of Independent Accountants

Exhibit 23.3 -Consent of Independent Accountants

Exhibit 24.1 -Power of Attorney

Exhibit 24.2 -Resolution authorizing signature by certain officers of the
              Company.

Exhibit 99.1 - Form 11-K, Annual Report of the Anheuser-Busch
              Deferred Income Stock Purchase and Savings Plan for the fiscal year ended March 31, 1997.

Exhibit 99.2 - Form 11-K, Annual Report of the Anheuser-Busch
              Deferred Income Stock Purchase and Savings Plan (For Employees Covered by a Collective Bargaining Agreement) for the fiscal year ended March 31, 1997.

Exhibit 99.3 - Form 11-K, Annual Report of the Anheuser-Busch
              Deferred Income Stock Purchase and Savings Plan (For Certain Hourly Employees of Anheuser-Busch Companies, Inc. and its Subsidiaries) for the fiscal year ended March 31, 1997.