Form 10-Q
period 1997-09-30
ANHEUSER BUSCH COMPANIES INC
filed 1997-11-12
CIK 310569

                      SECURITIES AND EXCHANGE COMMISSION


                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


                     For Quarter Ended September 30, 1997


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


$1 Par Value Common Stock-489,941,589 shares as of September 30, 1997

CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)

                                               3rd Quarter ended   Nine months ended
                                                   Sept. 30,           Sept. 30,
                                               -------------------------------------
(In millions, except per share data)            1997      1996      1997      1996
------------------------------------------------------------------------------------
Sales........................................ $3,584.9  $3,541.8  $9,912.1  $9,727.2
  Less federal and state excise taxes........   (483.3)   (478.3) (1,353.3) (1,330.8)
                                              --------------------------------------
Net sales....................................  3,101.6   3,063.5   8,558.8   8,396.4
  Cost of products and services.............. (1,923.6) (1,885.7) (5,390.2) (5,270.1)
                                              --------------------------------------
Gross profit.................................  1,178.0   1,177.8   3,168.6   3,126.3
  Gain on sale of St. Louis National Baseball
    Club (Cardinals).........................     --        --        --        54.7
  Marketing, distribution and administrative
    expenses.................................   (519.2)   (522.3) (1,395.5) (1,387.6)
                                              --------------------------------------
Operating income.............................    658.8     655.5   1,773.1   1,793.4
Other income and expenses:
  Interest expense...........................    (69.6)    (58.6)   (192.1)   (178.5)
  Interest capitalized.......................     10.3       7.1      30.1      23.4
  Interest income............................      1.4       3.5       5.3       8.1
  Other income, net..........................      1.0       6.1       2.1       1.4
                                              --------------------------------------
Income before income taxes...................    601.9     613.6   1,618.5   1,647.8
  Provision for income taxes.................   (231.1)   (236.4)   (621.6)   (641.7)
  Equity income, net of tax..................     22.7       --       35.5       --
                                              --------------------------------------
Income from continuing operations............    393.5     377.2   1,032.4   1,006.1
Income from discontinued operations..........     --         --       --        33.8
                                              --------------------------------------
Net income...................................    393.5     377.2   1,032.4   1,039.9
Retained earnings, beginning of period.......  7,325.4   6,631.2   6,924.5   6,869.6
Common stock dividends (per share: 3rd
  quarter, 1997--$.26; 1996--$.24; nine
  months, 1997--$.76; 1996--$.70)............   (127.7)   (118.6)   (365.7)   (339.7)
Spin-off of The Earthgrains Company..........     --        --        --      (680.0)
                                              --------------------------------------
Retained earnings, end of period............. $7,591.2  $6,889.8  $7,591.2  $6,889.8
                                              ======================================
Primary earnings per share:
  Continuing operations...................... $    .79  $    .75  $   2.06  $   1.99
  Discontinued operations....................      --       --         --        .07
                                              --------------------------------------
  Net income................................. $    .79  $    .75  $   2.06  $   2.06
                                              ======================================
Fully diluted earnings per share:
  Continuing operations...................... $    .79  $    .74  $   2.06  $   1.97
  Discontinued operations....................      --        --        --        .07
                                              --------------------------------------
  Net income................................. $    .79  $    .74  $   2.06  $   2.04
                                              ======================================


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

      "diluted" EPS to replace the current primary and fully diluted EPS, respectively. The company will adopt FAS 128 for 1997 annual results and will restate previously reported EPS.  Adoption and restatement will not have a material impact on the company's reported EPS.


4.    SALE OF ST. LOUIS NATIONAL BASEBALL CLUB (CARDINALS):  During the

      first quarter 1996, the company sold the St. Louis Cardinals, Busch

      Memorial Stadium and several nearby parking garages and properties in downtown St. Louis.  The sale resulted in a $54.7 million pretax gain, equivalent to $.06 per share, which is reported as a separate line item in the Consolidated Statement of Income.

CONSOLIDATED BALANCE SHEET


Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)




                                                 SEPTEMBER 30,
                                              -------------------
(In millions)                                 1997           1996
-----------------------------------------------------------------
ASSETS

CURRENT ASSETS:

Cash and marketable securities...........  $  116.2       $  122.5
Receivables, less allowance for
  doubtful accounts......................     804.3          649.2
Inventories:
  Raw materials and supplies.............     292.1          293.4
  Work in progress.......................      85.0           84.0
  Finished goods.........................     155.8          150.0
    Total inventories....................     532.9          527.4
Other current assets.....................     180.4          263.2
                                          ------------------------
  Total current assets...................   1,633.8        1,562.3

INVESTMENTS IN AFFILIATED COMPANIES......   1,228.6          738.6

INVESTMENTS AND OTHER ASSETS.............   1,071.4        1,045.3

PLANT AND EQUIPMENT, NET.................   7,608.8        7,047.3
                                          ------------------------
  TOTAL ASSETS........................... $11,542.6      $10,393.5
                                          ========================

                                                 SEPTEMBER 30,
                                              -------------------
(In millions)                                 1997           1996
-----------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS EQUITY

CURRENT LIABILITIES:
  Accounts payable....................... $   702.0      $   624.7
  Accrued salaries, wages and benefits...     230.6          215.9
  Accrued taxes, other than
    income taxes.........................      99.4           97.6
  Estimated income taxes.................     164.6          172.4
  Other current liabilities..............     355.6          255.3
                                          ------------------------
    Total current liabilities............   1,552.2        1,365.9
                                          ------------------------
POSTRETIREMENT BENEFITS..................     525.9          538.3
                                          ------------------------
LONG-TERM DEBT...........................   4,065.6        3,235.3
                                          ------------------------
DEFERRED INCOME TAXES....................   1,257.1        1,191.2
                                          ------------------------
SHAREHOLDERS EQUITY:
  Common stock...........................     708.7          704.9
  Capital in excess of par value.........     982.4          891.2
  Retained earnings......................   7,591.2        6,889.8
  Foreign currency translation adjustment    (209.3)         (13.2)
                                          ------------------------
                                            9,073.0        8,472.7
  Treasury stock, at cost................  (4,649.1)      (4,094.5)
  ESOP debt guarantee....................    (282.1)        (315.4)
                                          ------------------------
                                            4,141.8        4,062.8
                                          ------------------------
COMMITMENTS AND CONTINGENCIES............     --              --
                                          ------------------------
  TOTAL LIABILITIES AND SHAREHOLDERS
  EQUITY................................. $11,542.6      $10,393.5
                                          ========================


CONSOLIDATED STATEMENT OF CASH FLOWS

Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)
                                              Nine months ended Sept. 30,
                                              ---------------------------
(In millions)                                      1997           1996
--------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income....................................... $1,032.4     $1,039.9
  Discontinued operations..........................   --           (33.8)
                                                   ----------------------
  Income from continuing operations................  1,032.4      1,006.1
  Adjustments to reconcile net income to cash
    provided by operating activities:
      Depreciation and amortization.................   501.1        450.3
      Increase in deferred income taxes.............    48.9         58.4
      Undistributed earnings of affiliated companies   (35.5)         --
      After-tax gain on sale of St. Louis Cardinals.     --         (33.4)
      (Increase) Decrease in noncash working capital   (24.1)       101.0
      Other, net....................................   (76.1)       (61.9)
                                                    ----------------------
  Cash provided by operating activities............. 1,446.7      1,520.5
  Net cash provided by discontinued operations......    --           66.4
                                                    ----------------------
  Total cash provided by operating activities....... 1,446.7      1,586.9
                                                    ----------------------
CASH FLOW FROM INVESTING ACTIVITIES:
  Capital expenditures..............................  (880.4)      (774.3)
  New business acquisitions.........................  (619.2)      (135.7)
  Proceeds from sale of St. Louis Cardinals.........    --          116.6
                                                    -----------------------
  Cash (used for) investing activities..............(1,499.6)      (793.4)
                                                    -----------------------
CASH FLOW FROM FINANCING ACTIVITIES:
  Increase in long-term debt........................   914.5        277.1
  Decrease in long-term debt........................   (86.5)      (127.4)
  Dividends paid to stockholders....................  (365.7)      (339.7)
  Acquisition of treasury stock.....................  (442.9)      (658.5)
  Shares issued under stock plans and conversion
     of convertible debentures......................    56.1         83.9
                                                    ----------------------
  Cash provided by (used for) financing activities..    75.5       (764.6)
                                                    ----------------------
  Net increase in cash and marketable securities
    during the period...............................    22.6         28.9
  Cash and marketable securities, beginning of
    period..........................................    93.6         93.6
                                                    ----------------------
  Cash and marketable securities, end of period..... $ 116.2       $122.5
                                                    ======================

A more adequate understanding of the company's financial position and business can be gained by reference to the Anheuser-Busch Companies, Inc. Annual Report on Form 10-K for the year ended December 31, 1996.

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations


INTRODUCTION
------------

    This Discussion summarizes the significant factors affecting the consolidated operating results, financial condition and

liquidity/cash flows of Anheuser-Busch Companies, Inc. for the third quarter and nine months ended September 30, 1997 compared to the third quarter and nine months ended September 30, 1996,

and the year ended December 31, 1996.  This Discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the company's Annual Report to

Shareholders for the year ended December 31, 1996.  Additional information concerning the company's consolidated financial and operating results is contained in the Letter to Shareholders section of the third quarter Financial Report included in the quarterly Anheuser-Busch publication HORIZONS.



     This Discussion contains statements regarding the company's expectations concerning its operations, earnings and prospects.

These statements are forward-looking statements that involve significant risks and uncertainties, and accordingly no

assurances can be given that such expectations will be correct.

These expectations are based upon many assumptions that the

company believes to be reasonable but such assumptions may

ultimately prove to be inaccurate or incomplete, in whole or in part.  Important factors that could cause actual results to

differ from the expectations stated in this Discussion include, among others, changes in the pricing environment for the company's products; factors that may adversely affect domestic demand for malt beverage products; changes in customer preference for the company's malt beverage products; changes in raw

materials prices; changes in foreign currency exchange rates;

changes in the company's international beer business or in the beer business of the company's international equity partners; and

the effect of stock market conditions on the company's share repurchase program.


PRIOR EVENTS
------------

    In May 1997, the company completed the purchase of an

additional equity stake in Grupo Modelo, S.A. de C.V., Mexico's largest brewer and producer of the Corona brand, for $605

million.  The company now holds a 37% direct and indirect

investment in Modelo's operating subsidiary, Diblo, totaling approximately $1.1 billion.  As part of this purchase, the

company received expanded minority rights and increased its

representation on the Modelo Board of Directors to 10 of 21

members.  The purchase also triggered adoption of equity

accounting for the Modelo investment.


    In the fourth quarter 1995, the Board of Directors approved management's plan to divest the company's food products segment through a tax-free 100% spin-off of The Earthgrains Company

(formerly known as Campbell Taggart, Inc.) and the sale of Eagle

Snacks, Inc.  In accordance with generally accepted accounting principles, Anheuser-Busch restated all prior period financial information to report the historical combined financial results of Earthgrains and Eagle Snacks as discontinued operations,

including the recording of an estimated loss provision of $244.3 million in 1995 related to the divestiture.


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


    Upon completion of the sale of Eagle Snacks, Anheuser-Busch adjusted its previously estimated loss provision for the

disposition of its food products segment and recognized a $33.8 million, or $.07 per share, after-tax gain.  That gain is

reported as Discontinued Operations in the second quarter of 1996 and has no impact on financial results from Continuing

Operations.  The spin-off of Earthgrains and sale of Eagle Snacks completed the company's divestiture of its food products segment.


    In the first quarter 1996, the company sold the St. Louis

Cardinals, Busch Memorial Stadium and other downtown St. Louis properties and reported a $54.7 million pretax gain, which is equivalent to $.06 per share.  The gain on the sale of

the Cardinals is reported as a separate line item on the

company's consolidated income statement.  Due to the nonrecurring nature of this gain, key financial comparisons from continuing operations between the first nine months of 1997 and 1996 are presented both excluding and including the Cardinal gain to
               ---------     ---------
facilitate a more complete understanding of underlying company operations.


RESULTS FROM CONTINUING OPERATIONS
----------------------------------

    Following are summarized comparative operating results for

1997 and 1996.

------------------------------------------------------------------
                        Third Quarter - Continuing Operations
                           (In millions, except per share)
                       -------------------------------------------
                           1997   |  1996   |   1997 vs. 1996
                       -----------|---------|-----------|---------
Gross Sales               $3,585  | $3,542  |   Up $43  |  Up 1.2%
                                  |         |           |
Net Sales                 $3,102  | $3,064  |   Up $38  |  Up 1.2%
                                  |         |           |
Operating Income            $659  |  $656   |    Up $3  |  Up 0.5%
                                  |         |           |
Equity Income, Net of Tax    $23  |   --    |   Up $23  |   N/M
                                  |         |           |
Net Income                  $393  |  $377   |   Up $16  |  Up 4.3%
                                  |         |           |
Fully Diluted Earnings per  $.79  |   $.74  |  Up $.05  |  Up 6.8%
Share                             |         |           |
------------------------------------------------------------------
   N/M - Not Meaningful

-----------------------------------------------------------------------------
                                  Nine Months Ended September 30
                                     - Continuing Operations
                                  (In millions, except per share)
                          ---------------------------------------------------
                           1997  | 1996    | 1996    |    1997 vs. 1996
                          -------|---------|---------|-----------------------
                                 |Excluding|Including|Excluding |Including
                                 |Cardinal |Cardinal | Cardinal | Cardinal
                                 | Gain    |  Gain   |  Gain    |  Gain
                          ---------------------------------------------------
Gross Sales               $9,912 |$9,727   | $9,727  | Up 1.9%  |  Up 1.9%
Net Sales                 $8,559 |$8,396   | $8,396  | Up 1.9%  |  Up 1.9%
Operating Income          $1,773 |$1,739   | $1,793  | Up 2.0%  |  Dn 1.1%
Equity Income, Net of Tax    $35 |   --    |   --    |   N/M    |    N/M
Net Income                $1,032 |  $973   | $1,006  |  Up 6.1% |   Up 2.6%
Fully Diluted Earnings     $2.06 | $1.91   |  $1.97  |  Up 7.9% |  Up 4.6%
per Share
-----------------------------------------------------------------------------
   N/M - Not Meaningful

THE FOLLOWING ANALYSIS EXCLUDES THE 1996 GAIN ON THE SALE OF THE
CARDINALS.             --------

     Gross sales were $3.6 billion and $9.9 billion,

respectively, for the third quarter and first nine months of

1997, representing increases of $43.1 million, or 1.2%, and

$184.9 million, or 1.9%, compared to similar periods in 1996.

Net sales for the third quarter and first nine months of 1997 were $3.1 billion and $8.6 billion, respectively, increasing

$38.1 million, or 1.2%, for the third quarter and $162.4 million,

or 1.9%, for the first nine months versus 1996.  The differences between gross and net sales represent federal and state beer excise taxes.


     The primary factors responsible for the sales increases were higher domestic and international beer sales volume, partially offset by price discounting in the domestic beer market, and increased sales from the company's theme park operations.  Theme park operations experienced an attendance increase of 7% for the first nine months of 1997 and also attained higher in-park per capita revenues. Worldwide beer volume information is summarized in the following table:

-----------------------------------------------------------------
                Worldwide Beer Volume (millions of barrels)
-----------------------------------------------------------------
              |   Third Quarter       |Nine Months Ended Sept. 30
              ---------------------------------------------------
              |      |  vs. 1996      |      |      vs. 1996
              |      |-------|--------|      |--------|----------
              |1997  |Barrels|    %   | 1997 |Barrels |    %
              |------|-------|--------|------|--------|----------
Domestic      |24.5  |Up 0.1 | Up 0.5%| 68.7 | Up 0.4 |  Up 0.6%
              |      |       |        |      |        |
International | 1.8  |Up 0.1 | Up 7.6%|  5.0 | Up 0.5 | Up 10.6%
              |------|-------|--------|------|--------|----------
Worldwide     |26.3  |Up 0.2 | Up 1.0%| 73.7 | Up 0.9 |  Up 1.2%
-----------------------------------------------------------------

   Domestic volume represents beer produced and shipped within the United States.  International volume represents exports from the company's U.S. breweries to markets around the world, plus

Anheuser-Busch brands produced overseas by company-owned

breweries (Wuhan in China and Mortlake in the United Kingdom) and

under license and contract brewing agreements.


    The increase in domestic volume during both the third quarter and first nine months was driven by the continued momentum of Bud

Light, which is up approximately 10% versus last year, and

improved Budweiser trends.  Total Bud Family sales-to-retailers are up 2.6 percent for the third quarter and 1.2 percent for the first nine months of 1997.


   The aggressive price discounting initiated by competition in the first half of the year continued into the third quarter.

Anheuser-Busch is prepared to be fully competitive in every major market and segment and the company will continue to meet

competitive prices to protect market share.


   Matching competitive discounting will dampen short-term

earnings growth, but will enhance the company's volume growth and maximize shareholder value over the long term. Recent volume trends are favorable for the company's core premium brands.

Budweiser results are the best the company has experienced in recent years, with a third quarter decline of approximately 1 percent.  Bud Light is returning to double-digit growth. These positive trends will place Anheuser-Busch in a superior position in the long run.

   Given the current environment Anheuser-Busch is not initiating front-line price increases to wholesalers as the company has in recent years.  Instead, the company intends to reduce its current level of discounting, beginning in the first quarter 1998, in order to increase Anheuser-Busch's revenues and protect its brand equities.


   Anheuser-Busch's objective continues to be annual double-digit earnings per share growth.  However, the company expects earnings per share growth to fall short of that objective as long as

industry conditions follow the current pattern.  For 1997, the company expects per share growth for the full year to be slightly below year-to-date results.


   The increase in international beer volume is principally due to increased Budweiser volume, which is up 123,000 barrels and

655,000 barrels, or 8% and 17%, respectively, for the third

quarter and first nine months of 1997.  Volume growth at

company-owned facilities in China and the United Kingdom

continues to be strong, with increases of 15% and 33%,

respectively, for the third quarter and first nine months of 1997 versus the prior year.  Contract and license volume is up over

17% for the third quarter and 25% for the first nine months of

1997.  The significant gains in Anheuser-Busch brands produced overseas have been partially offset by reduced exports from the company's U.S. facilities due in part to the discontinuation of

Kirin Ice shipments to Japan and lower shipments of Michelob

Classic Dark to Taiwan.

   International volume does not include Anheuser-Busch's equity investments in foreign breweries.  However, the company's share of its equity partners' volume is gaining in significance.

Assigning a portion of each foreign partner's barrelage based on

Anheuser-Busch's investment percentage in those companies would result in an equity volume of 2.8 million barrels in the third quarter and 4.7 million barrels for the first nine months of

1997.  Including this volume, Anheuser-Busch's worldwide volume would have been up 3.4% for the first nine months of 1997

compared to the same 1996 period.


   Anheuser-Busch's share of U. S. beer shipments for the first nine months of 1997 was 45.0%, a slight decrease from the 45.1%

for the first nine months of 1996.  The company's U. S. market share is based on combined domestic and export volume of 70.0 million barrels in 1997 and 69.9 million barrels in 1996.  U. S.

industry sales represent estimates based on information provided by the Beer Institute and include imports, exports, nonalcohol brews and other malt beverages.  Anheuser-Busch has led the U. S.

brewing industry in sales volume and market share since 1957.


   Cost of products and services was $1.9 billion, and $5.4

billion, respectively, for the third quarter and first nine

months of 1997, increasing 2.0% and 2.3% compared to the same periods in 1996.  The increase in cost of products and services is attributable to higher costs associated with increased beer sales volume and theme park attendance.

   Gross profit as a percentage of net sales was 38.0% for the third quarter 1997, versus 38.4% for the third quarter 1996, and

37.0% for the first nine months of 1997, compared to 37.2% for the first nine months of 1996.


   Marketing, distribution and administrative expenses for the third quarter 1997 were $519.2 million compared with $522.3

million for the third quarter 1996, a decrease of $3.1 million,

or 0.6%.  For the first nine months of 1997 and 1996, these

expenses were $1.40 billion and $1.39 billion respectively, an increase of $7.9 million, or 0.6%.


   The decrease in this category for the third quarter 1997

primarily relates to reduced domestic marketing costs in

comparison with Centennial Summer Olympic Games promotional costs in 1996, partially offset by increased marketing costs related to international beer operations and increased administrative

expenses.


   The increase for the first nine months of 1997 is principally due to marketing costs related to the company's international beer activity, costs related to increased theme park attendance,

additional costs due to an increase in the number of

company-owned beer wholesale operations and increased

administrative expenses, partially offset by lower promotional spending compared to last year due to the 1996 Centennial Summer

Olympic Games in Atlanta.

   Operating income for the third quarter 1997 was $658.8

million, an increase of $3.3 million, or 0.5%, over the

comparable period last year. Operating income for the first nine months of 1997 was $1.8 billion, an increase of $34.4 million, or

2.0% versus the first nine months of 1996.  The increases in operating income are primarily due to increased beer sales

volume, continued brewery operating efficiencies and improved performance by the company's theme park operations.  Domestic revenue per barrel for the third quarter 1997 was slightly below the third quarter 1996 level.


    Net interest cost (interest expense less interest income) was

$68.2 million for the third quarter 1997, an increase of $13.1 million, or 23.8%, compared to net interest cost of $55.1 million for the third quarter 1996.  Net interest cost for the first nine months of 1997 was $186.8 million, an increase of $16.4 million,

or 9.6%, over net interest cost of $170.4 million for the

corresponding period in 1996.  The increase in net interest cost for the third quarter and first nine months of 1997 is primarily the result of an increase in long-term debt related to the

additional investment in Modelo in May 1997.  The net change in debt is summarized in the Financial Condition section of this

Discussion.


   Interest capitalized increased $3.2 million and $6.7 million for the third quarter and first nine months of 1997, to $10.3 million for the third quarter and $30.1 million for the first nine months of 1997.  The increase in interest capitalized in

1997 is related to higher construction-in-progress levels due to ongoing modernization projects at the company's breweries.

   Other income, net, was $1.0 million for the third quarter and

$2.1 million for the first nine months of 1997, representing a decrease of $5.1 million for the third quarter 1997 and an

increase of $0.7 million for the first nine months compared to the corresponding periods in 1996.  The decrease in other income,

net, for the third quarter 1997 is primarily attributable to the elimination of dividend income reporting for the Modelo

investment because of the switch to equity accounting in the second quarter 1997.


   Income from continuing operations was $393.5 million for the third quarter 1997, an increase of $16.3 million, or 4.3%,

compared to the third quarter 1996. For the first nine months of

1997, income from continuing operations was $1.03 billion, an increase of $59.7 million, or 6.1%, compared to 1996.


   In the second quarter 1997, the company began recognizing its pro rata equity interest in the net earnings of Grupo Modelo under the equity method of accounting for the first time.  The equity income recognized for the first nine months of 1997

reflects the company's 17.7% interest owned from January through

May 1997, and its 37% interest thereafter, consistent with the adoption of the equity method.


   The difference between income recognized on the cost basis in prior years and what would have been recognized had the company applied equity accounting for those years is not material.

   The effective tax rate declined 0.5 percentage points, to

38.4%, for the first nine months of 1997 versus 1996 primarily due to lower foreign taxes.


   Fully diluted earnings per share from continuing operations for the third quarter 1997 were $.79, an increase of $.05, or

6.8%, compared to the third quarter 1996. Fully diluted earnings per share from continuing operations were $2.06, an increase of

$.15 or 7.9%, for the first nine months of 1997 compared to 1996.


   Earnings per share growth continues to benefit from fewer

shares outstanding due to the company's ongoing share repurchase program.  The company has repurchased over 10 million shares through the first nine months of 1997 and anticipates the

repurchase of approximately 3% of total shares outstanding in

1997.


   Fully diluted earnings per share are based on the weighted average number of shares of the company's outstanding stock.

Fully diluted earnings per share for 1996 assumed the conversion of the company's convertible debentures and the elimination of related after-tax interest expense.  The debentures were

converted in September 1996.


FOREIGN CURRENCY TRANSLATION
----------------------------

   Upon adopting the equity method of accounting in the second quarter 1997, the company adjusted the carrying value of its

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



FINANCIAL CONDITION
-------------------

   Cash and marketable securities at September 30, 1997 totaled

$116.2 million, a decrease of $6.3 million from the September 30,

1996 level and an increase of $22.6 million from the December 31,

1996 level.  The principal source of the company's cash flow is cash generated by operations.  Additional sources of cash during the twelve-month period ended September 30, 1997 were financing activities.  Principal uses of cash during the period were

capital expenditures, share repurchases, dividends and the

increase in the company's investment in Grupo Modelo.


   Total long-term debt increased $830.3 million during the

twelve-month period ended September 30, 1997, primarily as a result of the additional $605 million investment in Modelo in the second quarter this year.  The net increase in debt during this period is shown below, by key component:

  Debt Issuances ...$1,062.0 million, comprised of the following:
  --------------

  -    $250.0 million of long-term notes (interest rate: 6.75%)

  -    $250.0 million of long-term notes (interest rate: 7.1%)

  -    $250.0 million of debentures (interest rate: 7.125%)

  - $262.4 million of dual-currency notes (quarterly floating interest rate)

  - $49.6 million of industrial revenue bonds (various fixed interest rates)

 Debt Reduction  ... $231.7 million, comprised of the following:
 --------------

  -    $60.8 of debentures (interest rate:  8.625%)

  -    $13.0 million of medium term notes (interest rate: 7.4%)

  - $107.8 million of commercial paper (wtd. avg. interest rate: 5.4%)

  -    $33.3 million reduction of the ESOP debt guarantee
       (interest rate: 8.3%)

  -    $6.8 million of other miscellaneous reductions, net



    At September 30, 1997, $530.8 million of commercial paper

borrowings were outstanding, a decrease of $107.8 million

compared to the September 30, 1996 balance, and an increase of

$375.3 million over the balance at December 31, 1996.


   Commercial paper is classified as long-term debt since it is intended to be maintained on a long-term basis with on-going credit support provided by the company's $1 billion revolving credit agreement.


      Capital expenditures during the third quarter 1997 were

$283.5 million compared to $243.6 million for the third quarter

1996, and $880.4 million for the first nine months of 1997 versus

$774.3 million for the same period in 1996. The company continues to expect 1997 capital expenditures to approximate $1 billion.


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

Directors in 1994.  This program has enhanced shareholder value through direct cash payments totaling $1.6 billion.  The company is currently repurchasing shares under the 50 million share

repurchase program authorized by the Board in July 1996.



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

                                 PART II - OTHER INFORMATION


Item 1.  Legal Proceedings



Justice Department Inquiry
--------------------------

      In October 1997, the company received notification from the

Justice Department that the Department had begun a civil

investigation into the distribution and sale of beer, including

Anheuser-Busch's policies and practices in marketing and

distribution.  Anheuser-Busch is unable at this time to determine what, if any, impact this investigation will have on the

company's operations. However, the company believes that all its practices are entirely legitimate and legal, and will cooperate fully with the investigation.


Item 5.  Other Information


Labor Negotiations
------------------

     Anheuser-Busch's current contract with the International

Brotherhood of Teamsters, covering approximately 8,000 brewery employees, expires in February 1998.  Negotiations with the

Teamsters were scheduled to begin the last week of September, but the opening session was postponed by the union until

approximately the middle of November.  Although the company

cannot predict the outcome of negotiations, Anheuser-Busch

anticipates bargaining in good faith and reaching an agreement with the Teamsters.

Additional Investment In Grupo Modelo
-------------------------------------

      In June 1997, the company exercised its remaining options

to purchase an additional 13.25% share in Diblo for an estimated cost of approximately $550 million.  When the purchase is

completed, Anheuser-Busch will hold a 50.2% direct and indirect interest in Grupo Modelo and its operating subsidiary, Diblo, and will have invested approximately $1.6 billion.  Due diligence has been completed and Anheuser-Busch and the controlling

shareholders of Grupo Modelo have initiated dispute resolution to settle differences of opinion regarding the technical aspects of determining the price of Anheuser-Busch's option shares.


      The additional purchase will not expand the company's

minority rights or representation on Grupo Modelo's Board.  Since the additional purchase will not give Anheuser-Busch control of

Grupo Modelo or Diblo, the company will continue to apply the equity method of accounting after this purchase is completed.



Stag Brewery Acquisition
------------------------

      In July 1997, the company purchased the remaining 50%

interest in its brewing joint venture at the Stag Brewery in

Mortlake, London, England from its joint venture partner,

Scottish & Newcastle, Plc.  The Stag Brewery brews Budweiser primarily for the United Kingdom.  Under the agreement, Scottish

& Newcastle will retain ownership of the brewery and

Anheuser-Busch wi ll lease the site and have control over future capital investment.

Widmer Brothers Alliance
------------------------

      In October 1997, Anheuser-Busch completed a distribution

and equity alliance with Widmer Brothers Brewing Company of

Portland, Ore.  The company made a minority equity investment in

Widmer and will distribute Widmer's line of authentic craft beers in all new markets through its wholesaler system.



Dividends
---------

      On October 22, 1997, the Board of Directors announced a

regular quarterly dividend on the company's common stock of 26 cents per share, payable December 9, 1997 to shareholders of record November 10, 1997.



Item 6.  Exhibits and Reports on Form 8-K


  (a)   Exhibits
        --------

        4 - Indenture dated as of August 1, 1995 between the company and The Chase Manhattan Bank, as Trustee (Incorporated by reference to Exhibit 4.1 in the Form S-3 of the company, Registration Statement No. 33-60885.) (Other indentures are not filed, but the company agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request.)

       12 - Ratio of Earnings to Fixed Charges

       27 - Financial Data Schedule


  (b)  Reports on Form 8-K
       -------------------

       No reports on Form 8-K were filed during the three-month

period ending September 30, 1997.

                                SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                      ANHEUSER-BUSCH COMPANIES, INC.
                      (Registrant)


                       /s/ W. Randolph Baker
                       -------------------------------------
                       W. Randolph Baker
                       Vice President and Chief Financial Officer
                       (Chief Financial Officer)
                       November 12, 1997





                       /s/ John F. Kelly
                       -----------------------------------------
                       John F. Kelly
                       Vice President and Controller
                       (Chief Accounting Officer)
                       November 12, 1997

                             INDEX TO EXHIBITS




 Exhibit No.   Exhibit
 -----------   -------

    4 Indenture dated as of August 1, 1995 between the company and The Chase Manhattan Bank, as Trustee (Incorporated by reference to Exhibit 4.1 in the Form S-3 of the company, Registration Statement No. 33-60885.) (Other indentures are not filed, but the company agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request.)

    12         Ratio of Earnings to Fixed Charges

    27         Financial Data Schedule