Form 10-K405
period 1997-12-31
ANHEUSER BUSCH COMPANIES INC
filed 1998-03-25
CIK 310569

===========================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-K

   /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

               $23,056,951,500 AS OF FEBRUARY 27, 1998

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

  $1 PAR VALUE COMMON STOCK 486,420,854 SHARES AS OF MARCH 10, 1998

                                  DOCUMENTS INCORPORATED BY REFERENCE

Portions of Annual Report to Shareholders for the Year Ended
 December 31, 1997............................................  PART I, PART II, and PART IV

Portions of Definitive Proxy Statement for Annual Meeting of
 Shareholders on April 22, 1998...............................  PART III

===========================================================================

                                     PART I

ITEM 1. BUSINESS

    Anheuser-Busch Companies, Inc. (the "Company") is a Delaware corporation that was organized in 1979 as the holding company parent of Anheuser-Busch, Incorporated ("ABI"), a Missouri corporation whose origins date back to 1875. In addition to ABI, which is the world's largest brewer of beer, the Company is also the parent corporation to a number of subsidiaries that conduct various other business operations, including those related to the production and acquisition of brewing raw materials, the manufacture and recycling of aluminum beverage containers, and the operation of theme parks. In 1996, the Company distributed all of the outstanding shares of stock of The Earthgrains Company, which was formerly named Campbell Taggart, Inc. ("Earthgrains") as a special dividend to the Company's shareholders. Earthgrains represented substantially all of the Company's food products business. During 1996, the Company also sold the majority of the assets of its Eagle Snacks, Inc. operation to Frito-Lay, Inc. The remaining assets of Eagle Snacks, Inc. and the Eagle brand were also sold in 1996.

    Financial information with respect to the Company's business segments appears in Note 10, "Business Segments," on pages 66-67 of the 1997 Annual Report to Shareholders, which Note hereby is incorporated by reference.

BEER AND BEER-RELATED OPERATIONS

    The Company's principal product is beer, produced and distributed by its subsidiary, ABI, in a variety of containers primarily under the brand names Budweiser, Bud Light, Bud Dry, Bud Ice, Bud Ice Light, Michelob, Michelob Light, Michelob Dry, Michelob Golden Draft, Michelob Golden Draft Light, Michelob Golden Pilsner, Michelob Classic Dark, Michelob Malt, Michelob Amber Bock, Michelob Hefe-Weizen, Busch, Busch Light, Busch Ice, Natural Light, Natural Ice, King Cobra, Red Wolf Lager, ZiegenBock Amber, Hurricane Malt Liquor, Pacific Ridge, Elk Mountain Amber Ale, Elk Mountain Red Lager, Faust Golden Lager, American Hop Ale, Black & Tan Porter, and Winter Brew (produced for the holiday season). ABI's products also include three non-alcohol malt beverages, O'Doul's, Busch NA, and O'Doul's Amber, which was introduced in 1997. During 1997 the following new brands were introduced: Hurricane Ice, Catalina Blonde, Michelob Honey Lager, Michelob Maple Brown, Michelob Pale Ale, Michelob Porter, Michelob Spiced Ale, and Tequiza. During 1997, ABI discontinued Muenchener Munich Style Amber, Natural Pilsner, Meridian Blonde, and Michelob Amber Lager, and also discontinued importing Carlsberg, Carlsberg Light, Elephant Malt, and Elephant Red Lager. The Company imports Rio Cristal from Companhia Antarctica Paulista in Brazil, South America and Azteca from Cervecia Rio Bravo in Tecate, Mexico, under separate distribution agreements. The Company also imports Kirin Light, Kirin Lager, and Kirin-Ichiban through a joint venture agreement with Kirin Brewery Company, Ltd., of Japan. ABI also owns a 25% equity interest in Seattle-based Redhook Ale Brewery, Inc. Through this alliance, Redhook products are distributed exclusively by ABI wholesalers in all new U.S. markets entered by Redhook since 1994. During 1997, ABI acquired a 31% interest in Portland-based Widmer Brothers Brewing Company. Widmer products are distributed exclusively by ABI wholesalers in all new U.S. markets entered by Widmer.

    Worldwide sales of beer by the Company aggregated 96.6 million barrels in 1997 as compared with 95.1 million barrels in 1996 and accounted for approximately 80% of the Company's consolidated net sales dollars in 1997. In 1996 and 1995 the percentages were 81% and 80% respectively. Worldwide beer volume is comprised of domestic and international volume. Domestic volume represents Anheuser-Busch beer produced and shipped within the United States. International volume represents Anheuser-Busch brands produced overseas by Company-owned breweries and under license and contract brewing agreements, plus exports from the Company's U.S. breweries to markets around the world.

    Budweiser, Bud Light, Bud Dry, Bud Ice, Bud Ice Light, Michelob, Michelob Light, Michelob Dry, Michelob Golden Draft, Michelob Golden Draft Light, Michelob Golden Pilsner, Michelob Classic Dark, Michelob Amber Bock, Michelob Honey Lager, Michelob Maple Brown, Michelob Pale Ale, Michelob Porter, Michelob Spiced Ale, Michelob Hefe-Weizen, Busch, Busch Light, Natural Light, Natural Ice, Red Wolf Lager, ZiegenBock Amber, Pacific Ridge, Black & Tan Porter, Widmer Biers products, Redhook Ales, Winter Brew, O'Doul's, and O'Doul's Amber are sold in both draught and packaged form. Busch Ice, King Cobra, Hurricane Malt Liquor, Michelob Malt, Rio Cristal, Azteca, Catalina Blonde, Hurricane Ice, Kirin Lager, Kirin Light, Kirin-Ichiban, Tequiza, and Busch NA are sold only in packaged form. Elk Mountain Red Lager, Faust Golden Lager, American Hop Ale, and Elk Mountain Amber Ale are sold only in draught form.

    Budweiser, Bud Light, Bud Ice, Bud Ice Light, Michelob, Michelob Light, Michelob Amber Bock, Natural Light, Natural Ice, Red Wolf Lager, Michelob Honey Lager, Michelob Hefe-Weizen, and O'Doul's are distributed and sold on a nationwide basis. Bud Dry is sold in 49 states; King Cobra in 48 states; Michelob Classic Dark, Michelob Pale Ale, Busch, Busch Light, and Michelob Spiced Ale in 47 states; Busch NA, Michelob Dry, and O'Doul's Amber in 46 states; Michelob Golden Pilsner, Michelob Maple Brown, and Hurricane Malt Liquor in 45 states; Redhook Ale in 41 states; Elk Mountain Red Lager in 39 states; Black & Tan Porter in 37 states; Kirin Lager in 20 states; Kirin-Ichiban in 18 states; Faust Golden Lager in 15 states; American Hop Ale in 13 states; Michelob Malt in 12 states; Busch Ice and Kirin Light in 11 states; Michelob Golden Draft and Michelob Golden Draft Light in 10 states; Michelob Porter and Widmer Biers products in 6 states; Elk Mountain Amber Ale and Tequiza in 3 states; Pacific Ridge, Rio Cristal, Winter Brew, and Catalina Blonde in 2 states; and Hurricane Ice, Azteca, and ZiegenBock Amber in 1 state.

    ABI has developed a system of twelve breweries, strategically located across the country, to economically serve its distribution system. (See
Item 2 of Part I--Properties.) Ongoing modernization programs are part of ABI's overall strategic initiatives. By using controlled environment warehouses and stringent inventory monitoring policies, the quality and freshness of the product are protected, thus providing Anheuser-Busch a significant competitive advantage. This has been communicated to consumers through a comprehensive marketing campaign, which includes "Born On" freshness dating on beer packages.

    During 1997 approximately 95% of the beer sold by ABI, measured in barrels, reached retail channels through approximately 860 independent wholesalers. ABI utilizes its regional vice-presidents, sales directors, key account and market managers, as well as certain other field sales personnel, to provide merchandising and sales assistance to its wholesalers. In addition, ABI provides national and local media advertising, point-of-sale advertising, and sales promotion programs to help stimulate sales. The remainder of ABI's domestic beer sales in 1997 were made through twelve ABI owned and operated branches, which perform similar sales, merchandising, and delivery services as wholesalers in their respective areas.

    There are more than 100 companies engaged in the highly competitive brewing industry in the United States. ABI's domestic beers are distributed and sold in competition with other nationally distributed beers, with locally and regionally distributed beers and, to a lesser extent, with imported beers. Although the methods of competition in the industry vary widely, in part due to differences in applicable state laws, the principal methods of competition are product quality, taste and freshness, packaging, price, advertising (including television, radio, sponsorships, billboards, stadium signs, and print media), point-of-sale materials, and service to retail customers (including the replacement of over-age products with fresh products at no cost to the retailer). ABI's beers compete in different price categories. Although all brands compete against the total market, Budweiser, Bud Light, Bud Dry, Bud Ice, Bud Ice Light, Michelob Golden Draft, and Michelob Golden Draft Light compete primarily with premium priced beers. Michelob, Michelob Light, Michelob Dry, Michelob Classic Dark, and Michelob Amber Bock compete in the super-premium price category. Busch, Busch Light, Natural Light, Busch Ice, and Natural Ice compete with the sub-premium or popular priced beers. King Cobra, Hurricane Malt Liquor, Hurricane Ice, and Michelob Malt compete against other brands in the malt liquor segment. Elk Mountain Amber Ale, Kirin Lager, Kirin Light, Kirin-Ichiban, Rio Cristal, and Azteca compete primarily with imported malt beverages. Faust Golden Lager, American Hop Ale, Black & Tan Porter, Catalina Blonde, Michelob Golden Pilsner, Michelob Honey Lager, Michelob Maple Brown, Michelob Pale Ale, Michelob Porter, Michelob Spiced Ale, Tequiza, Elk Mountain Red Lager, Red Wolf Lager, ZiegenBock Amber, Winter Brew, Michelob Hefe-weizen, Pacific Ridge, the Redhook products, and Widmer Biers products compete primarily in the specialty beers segment of the malt beverage market. O'Doul's and O'Doul's Amber (premium priced) and Busch NA (sub-premium priced) compete in the non-alcohol malt beverage category. Since 1957, ABI has led the United States brewing industry in total sales volume. In 1997, its sales exceeded those of its nearest competitor by more than 47 million barrels and constituted approximately 45.5% of industry domestic sales volume, including imports and non-alcohol malt beverage sales. Major competitors in the United States brewing industry during 1997 included Philip Morris, Inc. (through its subsidiary Miller Brewing Co.), Adolph Coors Co., and Stroh Brewery Co.

    Through various subsidiaries, the Company is involved in a number of beer-related operations. Anheuser-Busch International, Inc. ("ABII"), a wholly-owned subsidiary of the Company, negotiates and administers license and contract brewing agreements on behalf of ABI with various foreign brewers. Labatt Brewing Co. brews Budweiser and Bud Light for sale in Canada. ABI, through ABII, participates with Kirin Brewery Company, Ltd. in a joint venture in Japan, Budweiser Japan Company, Ltd., of which the Company is a 90% shareholder, for marketing, distribution and sale of Budweiser. Through Anheuser-Busch European Trade Ltd. ("ABET"), an indirect, wholly-owned subsidiary of the Company, certain ABI beer brands are marketed, distributed and sold in twenty-four European countries. In the United Kingdom (U.K.), ABET sells Budweiser, Bud Ice, Michelob, and Michelob Golden Draft brands to the off-trade sectors, while on-trade accounts are supplied by other brewers and wholesalers. In 1995, ABET and Scottish Courage Ltd. entered into a joint venture, Stag Brewing Company Limited, which brews and packages Budweiser at the Stag Brewery near London, England. In July 1997, ABET purchased Scottish Courage's 50% interest in the joint venture company giving ABET full control over the management and operation of the brewery. Michelob, Bud Ice and Michelob Golden Draft continue to be imported into the U.K. by ABET. Budweiser is also brewed under license and sold by brewers in Korea (Oriental Brewery Ltd.), the Republic of Ireland and Northern Ireland (Guinness Ireland Ltd.), and Italy (Birra Peroni Industriale). In 1995, ABII entered into a contract brewing agreement with Sociedad Anonima Damm, one of the largest brewers in Spain, that gives the Spanish brewer rights to contract brew and package beer under the brand name Budweiser in Spain and supplements the brand's existing distribution. In early 1996, ABII purchased an equity interest in Antarctica Empreendimentos e Participacoes ("ANEP"), a subsidiary representing approximately 75% of the operations of Companhia Antarctica Paulista ("Antarctica"), one of Brazil's leading brewers, and formed a strategic partnership with Antarctica. A component of the partnership is a joint venture company named Budweiser Brasil Ltda. that markets and distributes locally-produced Budweiser in Brazil. In December 1995, the Company announced that it had formed a three-way alliance with Compania Cervecerias Unidas S.A. ("CCU"), the leading Chilean brewer, and Buenos Aires Embotelladora S.A. ("BAESA"), PepsiCo's South American bottler. Under the terms of the alliance, a wholly-owned subsidiary of CCU in Argentina ("CCU-Argentina") brews Budweiser under license in Argentina and BAESA distributes Budweiser and CCU-Argentina brands in certain geographic regions in Argentina. CCU also distributes Budweiser in Chile. The Company purchased a small initial minority stake in CCU-Argentina, with options to increase its holdings in the future. In 1996, the Company formed partnerships with France's largest, and Europe's second-largest brewer, Brasseries Kronenbourg, and Gastrodrink, a joint venture between Brasseries Kronenbourg and Feldschlosschen, a leading Swiss brewer, to distribute Bud in France and Switzerland, respectively. The agreement with Gastrodrink was terminated by the Company in the first quarter of 1998 and the Company is exploring alternative distribution arrangements. In July 1996, ABI through ABII entered into a licensing agreement with Asia Brewery, Inc. for the production, sale and distribution of Budweiser in the Philippines. ABI's beer products are also being sold under import-distribution agreements in more than 80 countries and U.S. territories and to the U.S. military and diplomatic corps outside the continental United States.

    ABII also negotiates and oversees the Company's investments in international brewing companies. In 1993, Anheuser-Busch purchased a 17.7% direct and indirect equity interest in Grupo Modelo's operating subsidiary, Diblo, for $477 million. In May 1997, the Company increased its direct and indirect equity ownership in Diblo to 37% for an additional $605 million. In June 1997, the Company exercised its remaining option to purchase a further equity interest. Due diligence is complete and the Company and the controlling shareholders of Grupo Modelo are pursuing arbitration to resolve a dispute over the purchase price for Anheuser-Busch's additional shares. When completed, the Company will own a 50.2% direct and indirect interest in Diblo. However, the Company will not have voting control in either Grupo Modelo or Diblo. The Company also owns a 5% equity interest in Tsingtao Brewery Company Ltd., a leading Chinese brewer. In 1995, the Company purchased an initial 80% equity interest in a joint venture, renamed the Budweiser Wuhan International Brewing Company, Ltd., that owns and operates a brewery in Wuhan, the fifth-largest city in China. This ownership interest was subsequently increased to 86.6%.

    The Company's wholly-owned subsidiary, Metal Container Corporation ("MCC"), manufactures beverage cans at eight plants and beverage can lids at three plants for sale to ABI and to soft drink and export customers. (See Item 2 of Part 1--Properties). Another wholly-owned subsidiary of the Company, Anheuser-Busch Recycling Corporation ("ABRC"), recycles aluminum cans at its plants in Marion, Ohio and Hayward, California. ABRC sold its recycling facilities in Cocoa, Florida, Nashua, New Hampshire, and Bridgeport, New Jersey during 1997. The Company's wholly-owned subsidiary, Precision Printing and Packaging, Inc. ("PPPI"), manufactures metalized and paper labels at its plant in Clarksville, Tennessee and folding cartons at its plant in Paris, Texas, which PPPI has announced it intends to sell. Packaging Business Services, Inc., another wholly-owned subsidiary of the Company, provides administrative services and develops existing and new businesses for MCC, ABRC and PPPI.

    The Company's wholly-owned subsidiary, Busch Agricultural Resources, Inc. ("BARI"), operates rice drying, milling and research facilities in Arkansas and California; twelve grain elevators in the western and midwestern United States; barley seed processing plants in Moorhead, Minnesota, Fairfield, Montana, Idaho Falls, Idaho, and Powell, Wyoming; a barley research facility in Ft. Collins, Colorado; and a wild rice processing facility in Clearbrook, Minnesota. BARI also owns malt plants in Manitowoc, Wisconsin, Moorhead, Minnesota, and Idaho Falls, Idaho. Through wholly-owned subsidiaries, BARI operates land application farms in Jacksonville, Florida and Fort Collins, Colorado; hop farms in northern Idaho and Germany; and an international office in Mar del Plata, Argentina.

    Another wholly-owned subsidiary, Anheuser-Busch Investment Capital Corporation, shares equity positions with qualified partners in independent beer wholesalerships and is currently invested in 8 wholesalerships.

    Through other wholly-owned subsidiaries, the Company owns and operates a marketing communications business (Busch Creative Services Corporation) and transportation service businesses (Manufacturers Railway Co. and St. Louis Refrigerator Car Co.).

FAMILY ENTERTAINMENT

    The Company is active in the family entertainment field, primarily through its wholly-owned subsidiary, Busch Entertainment Corporation ("BEC"), which currently owns, directly and through subsidiaries, nine theme parks.

    BEC operates Busch Gardens theme parks in Tampa, Florida and Williamsburg, Virginia, and Sea World theme parks in Orlando, Florida, San Antonio, Texas, Aurora, Ohio, and San Diego, California. BEC also operates water park attractions in Tampa, Florida (Adventure Island) and Williamsburg, Virginia (Water Country, U.S.A.), an educational play park for children near Philadelphia, Pennsylvania (Sesame Place), and the Baseball City Sports Complex near Orlando, Florida. Due to the seasonality of the theme park business, BEC experiences higher revenues in the second and third quarters than in the first and fourth quarters.

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

SOURCES AND AVAILABILITY OF RAW MATERIALS

    The products manufactured by the Company require a large volume of various agricultural products, including barley for malt; hops, malt, rice, and corn grits for beer; and rice for the rice milling and processing operations of BARI. The Company fulfills its commodities requirements through purchases from various sources, including purchases from its subsidiaries, through contractual arrangements, and through purchases on the open market. The Company believes that adequate supplies of the aforementioned agricultural products are available at the present time, but cannot predict future availability or prices of such products and materials. The commodity markets have experienced and will continue to experience major price fluctuations. The price and supply of raw materials will be determined by, among other factors, the level of crop production, weather conditions, export demand, and government regulations and legislation affecting agriculture. The Company requires aluminum can sheet for manufacture of cans and lids. Can sheet prices are impacted by supply and demand for aluminum ingot and fabrication.

ENERGY MATTERS

    The Company uses natural gas, fuel oil, and coal as its primary fuel materials. Supplies of fuels in quantities sufficient to meet ABI's total requirements are expected to be available on a year-round basis during 1998. The supply of natural gas, fuel oil, and coal is normally covered by yearly contracts and no difficulty has been experienced in entering into these contracts. The cost of fuel used by ABI increased in 1997 and is expected to be at comparable levels in 1998. Based upon information presently available, there can be no assurance that adequate supplies of fuel will always be available to the Company and, should such supplies not be available, the Company's sales and earnings would be adversely affected.

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

ENVIRONMENTAL PROTECTION

    All of the Company's plants are subject to federal, state, and local environmental protection laws and regulations, and the Company is operating within existing laws and regulations or is taking action aimed at assuring compliance therewith. Various proactive strategies are utilized to help assure this compliance. Compliance with such laws and regulations is not expected to materially affect the Company's capital expenditures, earnings, or competitive position. The Company has devoted considerable effort to research, development and engineering of cost effective innovative systems to minimize effects on the environment from its operating facilities. A major portion of pollution prevention and pollution control expenditures in 1997 and projected for 1998 was or will be justified on the basis of cost reduction.

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

NUMBER OF EMPLOYEES

    As of December 31, 1997, the Company had 24,326 employees.

    As of December 31, 1997, approximately 8,705 employees were represented by the International Brotherhood of Teamsters. Seventeen other unions represented approximately 1,511 employees. The current labor agreement between ABI and the Brewery and Soft Drink Workers Conference of the International Brotherhood of Teamsters, which represents the majority of brewery workers, was scheduled to expire on February 28, 1998; it has been extended to March 29, 1998 while the parties continue to negotiate a new agreement.

    The Company considers its employee relations to be good.

ITEM 2. PROPERTIES

    ABI has twelve breweries in operation at the present time, located in St. Louis, Missouri; Newark, New Jersey; Los Angeles and Fairfield, California; Jacksonville, Florida; Houston, Texas; Columbus, Ohio; Merrimack, New

Hampshire; Williamsburg, Virginia; Baldwinsville, New York; Fort Collins, Colorado; and Cartersville, Georgia. Title to the Baldwinsville, New York brewery is held by the Onondaga County Industrial Development Agency ("OCIDA") pursuant to a Sale and Agency Agreement with ABI, which enabled OCIDA to issue tax exempt pollution control and industrial development revenue notes and bonds to finance a portion of the cost of the purchase and modification of the brewery. The brewery is not pledged or mortgaged to secure any of the notes or bonds, and the Sale and Agency Agreement with OCIDA gives ABI the unconditional right to require at any time that title to the brewery be transferred to ABI. ABI's breweries operated at approximately 97% of capacity in 1997; during the peak selling periods (second and third quarters), they operated at maximum capacity. The Company also owns an 86.6% equity interest in a joint venture that owns and operates a brewery in Wuhan, China. The Company also operates the Stag Brewery near London, England.

    The Company, through wholly-owned subsidiaries, operates malt plants in Manitowoc, Wisconsin, Moorhead, Minnesota, and Idaho Falls, Idaho; rice mills in Jonesboro, Arkansas and Woodland, California; a wild rice processing facility in Clearbrook, Minnesota; can manufacturing plants in Jacksonville, Florida, Columbus, Ohio, Arnold, Missouri, Windsor, Colorado, Newburgh, New York, Ft. Atkinson, Wisconsin, Rome, Georgia, and Mira Loma, California; and can lid manufacturing plants in Gainesville, Florida, Oklahoma City, Oklahoma, and Riverside, California.

    BEC operates its principal family entertainment facilities in Tampa, Florida; Williamsburg, Virginia; San Diego, California; Aurora, Ohio; Orlando, Florida; and San Antonio, Texas. The Tampa facility is 265 acres, Williamsburg is 364 acres, San Diego is 165 acres, Aurora is 90 acres, Orlando is 224 acres, and the San Antonio facility is 496 acres.

    Except for the Baldwinsville brewery, the can manufacturing plants in Newburgh, New York and Rome, Georgia, the Sea World park in San Diego, California, the Stag Brewery, and the brewery in Wuhan, China, all of the Company's principal properties are owned in fee. The lease for the land used by the Sea World park in San Diego, California expires in 2033. The Company leases the Stag Brewery from Scottish Courage, Ltd. The joint venture that operates the brewery in Wuhan was granted the right to use the property for a period of 50 years from the appropriate governmental authorities. The Company also leases a bottling line at its brewery in Cartersville, Georgia. The Company considers its buildings, improvements, and equipment to be well maintained and in good condition, irrespective of dates of initial construction, and adequate to meet the operating demands placed upon them. The production capacity of each of the manufacturing facilities is adequate for current needs and, except as described above, substantially all of each facility's capacity is utilized.

ITEM 3. LEGAL PROCEEDINGS

    In connection with its initial investment in Grupo Modelo and its operating subsidiary, Diblo, the Company acquired options to purchase additional interests in Grupo Modelo and Diblo from trusts for the benefit of certain shareholders of Grupo Modelo and Diblo (the "Controlling Shareholders"), including the wife of Carlos Fernandez G., a director of the Company, and other members of his family, and entered into an investment agreement with Grupo Modelo, Diblo, and the Controlling Shareholders. In May 1997, the Company acquired an additional 25% interest in Grupo Modelo, providing it with a 37% direct and indirect interest in Diblo. The Company has exercised its remaining option to purchase an additional 13.25% share in Diblo, which will provide it with an aggregate 50.2% direct and indirect interest in Diblo. The Company and the Controlling Shareholders are pursuing arbitration to resolve a dispute concerning the purchase price of the option shares, using procedures specified by the investment agreement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 1997.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    AUGUST A. BUSCH III (age 60) is presently Chairman of the Board and President, and a Director of the Company and has served in such capacities since 1977, 1974, and 1963, respectively. Since 1979 he has also served as Chairman of the Board and Chief Executive Officer of the Company's subsidiary, Anheuser-Busch, Incorporated.

    PATRICK T. STOKES (age 55) is presently Vice President and Group Executive of the Company and has served in such capacity since 1981. He is also presently President of the Company's subsidiary, Anheuser-Busch, Incorporated, and has served in such capacity since 1990.

    JOHN H. PURNELL (age 56) is presently Vice President and Group Executive of the Company and has served in such capacity since 1991. He is also Chairman of the Board and Chief Executive Officer of the Company's subsidiary, Anheuser-Busch International, Inc., and has served as Chairman since 1980 and as Chief Executive Officer since 1991.

    W. RANDOLPH BAKER (age 51) is presently Vice President and Chief Financial Officer of the Company and has served in such capacity since 1996. He previously served as Vice President and Group Executive of the Company (1982-1996).

    STEPHEN K. LAMBRIGHT (age 55) is presently Group Vice President and General Counsel of the Company and has served in such capacity since November 1997. He previously served as Vice President and Group Executive of the Company (1984-November 1997).

    ALOYS H. LITTEKEN (age 57) is presently Vice President-Corporate Engineering of the Company and has served in such capacity since 1981.

    WILLIAM L. RAMMES (age 56) is presently Vice President-Corporate Human Resources of the Company and has served in such capacity since 1992. He is also Chairman of the Board and President of the Company's subsidiary, Busch Properties, Inc., and has served in such capacities since 1995.

    JOHN B. ROBERTS (age 53) is presently Chairman of the Board and President of the Company's subsidiary, Busch Entertainment Corporation, and has served in such capacities since June 1992 and May 1991, respectively.

    JOSEPH L. GOLTZMAN (age 56) is presently Vice President and Group Executive of the Company and has served in such capacity since 1993. He is also presently Chairman, Chief Executive Officer and President of the Company's subsidiary, Anheuser-Busch Recycling Corporation, Chairman (since
1995), President and Chief Executive Officer of the Company's subsidiary, Metal Container Corporation, and Chairman of the Company's indirect subsidiary, Precision Printing and Packaging, Inc., (since 1993). During the past five years, he also served as Vice President-Recycling and Metals Planning (1992-1993) of the Company.

    DONALD W. KLOTH (age 56) is presently Vice President and Group Executive of the Company and has served in such capacity since 1994. He is also Chairman of the Board and Chief Executive Officer of the Company's subsidiary, Busch Agricultural Resources, Inc., and has served in such capacity since 1994. During the past five years, he also served as Vice President-Materials Acquisition of the Company (1983-1994) and President of Busch Agricultural Resources, Inc. (1983-1994).

    JOHN E. JACOB (age 63) is presently Executive Vice President and Chief Communications Officer, and a Director of the Company and has served in such capacities since 1994 and 1990, respectively. He also served as President and Chief Executive Officer of the National Urban League, Inc. (1982-1994).

    GERHARDT A. KRAEMER (age 65) is presently Senior Vice President-World Brewing and Technology and has served in such capacity since 1996. During the past five years, he also served as Vice President-Brewing of the Company's subsidiary, Anheuser-Busch, Incorporated (1985-1996).

    THOMAS W. SANTEL (age 39) is presently Vice President-Corporate Development of the Company and has served in such capacity since 1996. During the past five years, he also served as Director of Corporate Development (1994-May 1996) and Associate Director, Corporate Development (1993-May 1994).

                                    PART II

    The information required by Items 5, 6, 7, and 8 of this Part II are hereby incorporated by reference from pages 34 through 77 of the Company's 1997 Annual Report to Shareholders.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item with respect to Directors is hereby incorporated by reference from pages 4 through 6 of the Company's Proxy Statement for the Annual Meeting of Shareholders on April 22, 1998. The information required by this Item with respect to Executive Officers is presented on page 7 of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is hereby incorporated by reference from page 8 and pages 14 through 21 of the Company's Proxy Statement for the Annual Meeting of Shareholders on April 22, 1998.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is hereby incorporated by reference from pages 3 and 7 of the Company's Proxy Statement for the Annual Meeting of Shareholders on April 22, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is hereby incorporated by reference from pages 21 through 23 of the Company's Proxy Statement for the Annual Meeting of Shareholders on April 22, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

    1. FINANCIAL STATEMENTS:                                         PAGE
                                                                     ----
      Consolidated Balance Sheet at December 31, 1997 and 1996        50<F*>

      Consolidated Statement of Income for the three years ended
         December 31, 1997                                            51<F*>

      Consolidated Statement of Changes in Shareholders Equity for
         the three years ended December 31, 1997                      52<F*>

      Consolidated Statement of Cash Flows for the three years
         ended December 31, 1997                                      53<F*>

      Notes to Consolidated Financial Statements                  54- 73<F*>

      Report of Independent Accountants                               49<F*>

<F*>Incorporated herein by reference from the indicated pages of the 1997
      Annual Report to Shareholders.

    2.  FINANCIAL STATEMENT SCHEDULE:
     Report of Independent Accountants on Financial Statement Schedule    F-1

     For the three years ended December 31, 1997:

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

    Exhibit 4.2  -- Indenture dated as of August 1, 1995 between the Company and The Chase Manhattan Bank, as Trustee (Incorporated by reference to Exhibit 4.1 in the Form S-3 of the Company, Registration Statement No. 33-60885.) (Other indentures are not filed, but the Company agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request.)

    Exhibit 10.1 -- Anheuser-Busch Companies, Inc. Deferred Compensation Plan
                    for Non-Employee Directors (Amended and Restated as of January 1, 1997.) (Incorporated by reference to Exhibit
                    10.1 to Form 10-K for the fiscal year ended December 31, 1996.)<F*>

    Exhibit 10.2 -- Anheuser-Busch Companies, Inc. Non-Employee Director
                    Elective Stock Acquisition Plan effective January 1, 1996. (Incorporated by reference to Exhibit 10.6 to Form 10-K for the fiscal year ended December 31, 1995.)<F*>

    Exhibit 10.3 -- Anheuser-Busch Companies, Inc. 1981 Incentive Stock
                    Option/Non-Qualified Stock Option Plan (As amended December 18, 1985, December 16, 1987, December 20, 1988, July 22, 1992, September 22, 1993, December 20, 1995, and November 26, 1997.)<F*>



    Exhibit 10.4 -- Anheuser-Busch Companies, Inc. 1981 Non-Qualified Stock
                    Option Plan (As amended December 18, 1985, June 24, 1987, December 20, 1988, July 22, 1992, December 20, 1995, and
                    November 26, 1997.)<F*>

    Exhibit 10.5 -- Anheuser-Busch Companies, Inc. 1989 Incentive Stock Plan
                    (As amended December 20, 1989, December 19, 1990, December 15, 1993, December 20, 1995, and November 26, 1997.)<F*>
    Exhibit 10.6 -- Anheuser-Busch Companies, Inc. Excess Benefit Plan
                    amended and restated effective as of October 1, 1993. (Incorporated by reference to Exhibit 10.9 to Form 10-K for the fiscal year ended December 31, 1994.)<F*>

    Exhibit 10.7 -- Anheuser-Busch Companies, Inc. Supplemental Executive
                    Retirement Plan amended and restated as of October 1, 1993. (Incorporated by reference to Exhibit 10.10 to Form 10-K for the fiscal year ended December 31, 1994.)<F*>

    Exhibit 10.8 -- First Amendment to the Anheuser-Busch Companies, Inc.
                    Supplemental Executive Retirement Plan as amended and restated October 1, 1993 effective as of December 14, 1994. (Incorporated by reference to Exhibit 10.11 to Form 10-K for the fiscal year ended December 31, 1994.)<F*>

    Exhibit 10.9 -- Second Amendment to the Anheuser-Busch Companies, Inc.
                    Supplemental Executive Retirement Plan as amended and restated October 1, 1993 effective as of January 1,
                    1996. (Incorporated by reference to Exhibit 10.13 to Form 10-K for the fiscal year ended December 31, 1995).<F*>

    Exhibit 10.10-- Third Amendment to the Anheuser-Busch Companies, Inc.
                    Supplemental Executive Retirement Plan as amended and restated October 1, 1993, effective as of July 1, 1996.<F*>

    Exhibit 10.11-- Anheuser-Busch Executive Deferred Compensation Plan
                    effective January 1, 1994. (Incorporated by reference to Exhibit 10.16 to Form 10-K for the fiscal year ended December 31, 1993.)<F*>

    Exhibit 10.12-- First Amendment to Anheuser-Busch Executive Deferred
                    Compensation Plan effective April 1, 1994. (Incorporated by reference to Exhibit 10.13 to Form 10-K for the fiscal year ended December 31, 1994.)<F*>

    Exhibit 10.13-- Anheuser-Busch 401(k) Restoration Plan effective January
                    1, 1994 (true and correct as of February 6, 1995). (Incorporated by reference to Exhibit 10.14 to Form 10-K for the fiscal year ended December 31, 1994.)<F*>

    Exhibit 10.14-- Form of Indemnification Agreement with Directors and
                    Executive Officers. (Incorporated by reference to Exhibit
                    10.18 to Form 10-K for the fiscal year ended December 31, 1993.)<F*>

    Exhibit 10.15-- Anheuser-Busch Officer Bonus Plan effective January 1,
                    1995. (Incorporated by reference to Exhibit A to the Definitive Proxy Statement for Annual Meeting of Shareholders on April 26, 1995.)<F*>

    Exhibit 10.16-- Investment Agreement By and Among Anheuser-Busch
                    Companies, Inc., Anheuser-Busch International, Inc. and Anheuser-Busch International Holdings, Inc. and Grupo Modelo, S.A. de C.V., Diblo, S.A. de C.V. and certain shareholders thereof, dated as of June 16, 1993. (Incorporated by reference to Exhibit 10.19 to Form 10-K for the fiscal year ended December 31, 1993.)



    Exhibit 10.17-- Letter agreement between Anheuser-Busch Companies, Inc.
                    and the Controlling Shareholders regarding Section 5.5 of the Investment Agreement filed as Exhibit 10.16 of this report. (Incorporated by reference to Exhibit 10.20 to Form 10-K for the fiscal year ended December 31, 1993.)

    Exhibit 12   -- Ratio of Earnings to Fixed Charges.

    Exhibit 13   -- Pages 34 through 77 of the Anheuser-Busch Companies, Inc.
                    1997 Annual Report to Shareholders, a copy of which is furnished for the information of the Securities and Exchange Commission. Portions of the Annual Report not incorporated herein by reference are not deemed "filed" with the Commission.

    Exhibit 21   -- Subsidiaries of the Company

    Exhibit 23   -- Consent of Independent Accountants, filed as page F-1 of this report.

    Exhibit 27   -- Financial Data Schedule

--------

<F*> A management contract or compensatory plan or arrangement required to be filed by Item 14(c) of this report.

    (b) Reports on Form 8-K

    There were no reports on Form 8-K filed during the fourth quarter of 1997.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            ANHEUSER-BUSCH COMPANIES, INC.
                                       --------------------------------------
                                              (Registrant)

                                   By            AUGUST A. BUSCH III
                                       --------------------------------------
                                                 August A. Busch III
                                                   Chairman of the
                                                 Board and President

Date: March 25, 1998

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 AUGUST A. BUSCH III     Chairman of the Board and             March 25, 1998
-------------------------   President and Director (Prinicpal
(August A. Busch III)       Executive Officer)

 W. RANDOLPH BAKER       Vice President and Chief Financial    March 25, 1998
-------------------------   Officer (Principal Financial
(W. Randolph Baker)         Officer)

 JOHN F. KELLY           Vice President and Controller         March 25, 1998
-------------------------  (Principal Accounting Officer)
(John F. Kelly)

 BERNARD A. EDISON       Director                             March 25, 1998
-------------------------
(Bernard A. Edison)

 CARLOS FERNANDEZ G.     Director                             March 25, 1998
-------------------------
(Carlos Fernandez G.)

 PETER M. FLANIGAN       Director                             March 25, 1998
-------------------------
(Peter M. Flanigan)

 JOHN E. JACOB           Director                             March 25, 1998
-------------------------
(John E. Jacob)

 CHARLES F. KNIGHT       Director                             March 25, 1998
-------------------------
(Charles F. Knight)

 VERNON R. LOUCKS, JR.   Director                             March 25, 1998
-------------------------
(Vernon R. Loucks, Jr.)



 VILMA S. MARTINEZ       Director                             March 25, 1998
-------------------------
(Vilma S. Martinez)

 SYBIL C. MOBLEY         Director                             March 25, 1998
-------------------------
(Sybil C. Mobley)

 JAMES B. ORTHWEIN       Director                             March 25, 1998
-------------------------
(James B. Orthwein)

 WILLIAM PORTER PAYNE    Director                              March 25, 1998
-------------------------
(William Porter Payne)

 ANDREW C. TAYLOR        Director                              March 25, 1998
-------------------------
(Andrew C. Taylor)

 DOUGLAS A. WARNER III   Director                              March 25, 1998
-------------------------
(Douglas A. Warner III)

 WILLIAM H. WEBSTER      Director                              March 25, 1998
-------------------------
(William H. Webster)

 EDWARD E. WHITACRE, JR. Director                              March 25, 1998
-------------------------
(Edward E. Whitacre, Jr.)

                             ANHEUSER-BUSCH COMPANIES, INC.

                         INDEX TO FINANCIAL STATEMENT SCHEDULE

                                                                         PAGE
                                                                         ----
Report of Independent Accountants on Financial Statement Schedule...      F-1
Consent of Independent Accountants..................................      F-1
Financial Statement Schedule for the Years 1997, 1996 and 1995:
 Valuation and Qualifying Accounts and Reserves (Schedule VIII)....       F-2

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

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Anheuser-Busch Companies, Inc.

Our audits of the Consolidated Financial Statements referred to in our report dated February 3, 1998 appearing on page 49 of the 1997 Annual Report to Shareholders of Anheuser-Busch Companies, Inc. (which report and Consolidated Financial Statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related Consolidated Financial Statements.

PRICE WATERHOUSE LLP

St. Louis, Missouri
February 3, 1998

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-3 (No. 33-119209) and in the Registration Statements on Forms S-8 (No. 2-77829, No. 33-4664, No. 33-36132, No. 33-39714, No. 33-39715, No. 33-46846, No. 33-53333, No.
33-58221, and No. 33-58241) of Anheuser-Busch Companies, Inc. of our report dated February 3, 1998 appearing on page 49 of the Annual Report to Shareholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on page F-1 of this Form 10-K.

PRICE WATERHOUSE LLP

St. Louis, Missouri
March 25, 1998

                                 ANHEUSER-BUSCH COMPANIES, INC.

                SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                         (CONTINUING OPERATIONS BASIS, IN MILLIONS)


                                               1997       1996       1995
                                               ----       ----       ----
Reserve for doubtful accounts (deducted from
  related assets):
   Balance at beginning of period............   $  3.1     $  1.9     $  1.9
   Additions charged to costs and expenses...      2.0        1.8         .9
   Additions (recoveries of uncollectible
     accounts previously written off)........       .1         .4         .4
   Deductions (uncollectible accounts
     written off)............................      (.3)      (1.0)      (1.3)
                                                 ------     ------     ------
   Balance at end of period..................   $  4.9     $  3.1     $  1.9
                                                ======     ======     ======
Deferred income tax asset valuation allowance
  under FAS 109:
  Balance at beginning of period.............   $ 81.7     $ 66.7     $ 52.7
  Additions to valuation allowance charged
    to costs and expenses....................     13.2       16.6       15.7
  Deductions from valuation allowance
    (utilizations and expirations)...........     (2.4)      (1.6)      (1.7)
                                                 ------     ------     ------
  Balance at end of period...................   $ 92.5     $ 81.7     $ 66.7
                                                ======     ======     ======

                        INDEX TO EXHIBITS


Exhibit No.   Exhibit
-----------   -------

Exhibit 10.3  Anheuser-Busch Companies, Inc. 1981 Incentive Stock
              Option/Non-Qualified Stock Option Plan (As amended
              December 18, 1985, December 16, 1987, December 20, 1988, July 22, 1992, September 22, 1993, December 20, 1995, and November 26, 1997.)<F*>

Exhibit 10.4 Anheuser-Busch Companies, Inc. 1981 Non-Qualified Stock Option Plan (As amended December 18, 1985, June 24, 1987, December 20, 1988, July 22, 1992, December 20, 1995, and
              November 26, 1997.)<F*>

Exhibit 10.5 Anheuser-Busch Companies, Inc. 1989 Incentive Stock Plan (As amended December 20, 1989, December 19, 1990,
              December 15, 1993, December 20, 1995, and November 26,
              1997.)<F*>

Exhibit 10.10 Third Amendment to the Anheuser-Busch Companies, Inc.
              Supplemental Executive Retirement Plan as amended and restated October 1, 1993, effective as of July 1, 1996.<F*>

Exhibit 12    Ratio of Earnings to Fixed Charges.

Exhibit 13 Pages 34 through 77 of the Anheuser-Busch Companies, Inc. 1997 Annual Report to Shareholders, a copy of which is furnished for the information of the Securities and Exchange Commission. Portions of the Annual Report not incorporated herein by reference are not deemed "filed" with the Commission.

Exhibit 21    Subsidiaries of the Company

Exhibit 27    Financial Data Schedule