Form 10-Q
period 1998-03-31
ANHEUSER BUSCH COMPANIES INC
filed 1998-05-13
CIK 310569

SECURITIES AND EXCHANGE COMMISSION


                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


                       For Quarter Ended March 31, 1998


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


      $1 Par Value Common Stock - 485,927,336 shares as of March 31, 1998

CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)


                                            Three months ended March 31,
                                            ----------------------------
(In millions, except per share data)              1998         1997
-----------------------------------------------------------------------
Sales........................................... $2,951.2    $2,863.8
  Less excise taxes.............................   (443.7)     (400.9)
                                                 ---------------------
Net sales.......................................  2,507.5     2,462.9
  Cost of products and services................. (1,638.8)   (1,597.0)
                                                 ---------------------
Gross profit....................................    868.7       865.9
  Marketing, distribution and administrative
  expenses......................................   (400.4)     (397.6)
                                                 ---------------------
Operating income................................    468.3       468.3
Other income and expenses:
  Interest expense..............................    (75.5)      (57.2)
  Interest capitalized..........................      8.7         8.8
  Interest income...............................      1.5         1.9
  Other expense, net............................     (6.1)       (3.5)
                                                 ---------------------
Income before income taxes......................    396.9       418.3
Provision for income taxes......................   (151.0)     (160.6)
Equity income, net of tax.......................     19.3          --
                                                 ---------------------
Net income......................................    265.2       257.7
Retained earnings, beginning of period..........  7,604.9     6,924.5
Common stock dividends (per share: 1998--$.26;
1997--$.24).....................................   (126.6)     (119.5)
                                                 ---------------------
Retained earnings, end of period................ $7,743.5    $7,062.7
                                                 =====================
Basic earnings per share........................ $     .54   $     .52
                                                 =====================
Diluted earnings per share...................... $     .54   $     .51
                                                 =====================



   See accompanying Notes to Consolidated Financial Statements on Page 3.

  Notes to Consolidated Financial Statements


  1.   UNAUDITED FINANCIAL STATEMENTS:  The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and applicable SEC guidelines pertaining to interim financial information, and include all adjustments necessary for a fair presentation.  These statements should be read in conjunction with the Consolidated Financial

       Statements and Notes thereto included in the company's Annual Report to Shareholders for the year ended December 31, 1997.


  2.   COMPREHENSIVE INCOME:  Effective with the first quarter 1998, the company adopted Statement of Financial Accounting Standards No. 130,

       "Reporting Comprehensive Income" (FAS 130).  FAS 130 requires that noncash changes in shareholders equity be combined with net income and reported in a new financial statement category entitled

       "comprehensive income."  Adoption of FAS 130 had no impact on the results of the company's operations.


          The following table sets forth the components of comprehensive income for the three month period ended March 31 (in millions):


      ------------------------------------------------------------------
                                                 1998             1997
                                              ----------        --------
      Net income                               $265.2           $257.7

      Foreign currency translation adjustment     3.0             (9.3)
                                              --------------------------
      Comprehensive income                     $268.2           $248.4
                                              ==========================
      ------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET
Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)

                                                   MARCH 31,
                                              -------------------
(In millions)                                 1998           1997
-----------------------------------------------------------------
ASSETS
CURRENT ASSETS:
Cash and marketable securities...........  $  106.4       $  266.0
Receivables, less allowance for
  doubtful accounts......................     768.2          746.6
Inventories:
  Raw materials and supplies.............     370.9          335.2
  Work in progress.......................      98.7           97.7
  Finished goods.........................     208.1          173.6
    Total inventories....................     677.7          606.5
Other current assets.....................     156.4          194.9
                                          ------------------------
  Total current assets...................   1,708.7        1,814.0
                                          ------------------------
INVESTMENTS IN AFFILIATED COMPANIES......   1,282.4          721.8
OTHER ASSETS.............................   1,127.2        1,059.4
PLANT AND EQUIPMENT, NET.................   7,821.2        7,314.5
                                          ------------------------
  TOTAL ASSETS........................... $11,939.5      $10,909.7
                                          ========================
LIABILITIES AND SHAREHOLDERS EQUITY
CURRENT LIABILITIES:
  Accounts payable....................... $   709.4      $   702.2
  Accrued salaries, wages and benefits...     214.4          211.7
  Accrued taxes..........................     325.7          373.3
  Other current liabilities..............     331.5          263.5
                                          ------------------------
    Total current liabilities............   1,581.0        1,550.7
                                          ------------------------
POSTRETIREMENT BENEFITS..................     526.4          525.8
                                          ------------------------
LONG-TERM DEBT...........................   4,383.6        3,498.6
                                          ------------------------
DEFERRED INCOME TAXES....................   1,312.4        1,228.9
                                          ------------------------
SHAREHOLDERS EQUITY:
  Common stock...........................     710.5          707.0
  Capital in excess of par value.........   1,043.0          953.1
  Retained earnings......................   7,743.5        7,062.7
  Foreign currency translation adjustment    (211.0)         (18.1)
                                          ------------------------
                                            9,286.0        8,704.7
  Treasury stock, at cost................  (4,902.7)      (4,316.9)
  ESOP debt guarantee....................    (247.2)        (282.1)
                                          ------------------------
                                            4,136.1        4,105.7
                                          ------------------------
COMMITMENTS AND CONTINGENCIES............     --              --
                                          ------------------------
TOTAL LIABILITIES AND SHAREHOLDERS EQUITY $11,935.5      $10,909.7
                                          ========================
                                4

CONSOLIDATED STATEMENT OF CASH FLOWS

Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)

                                              Three months ended March 31,
                                              -----------------------------
(In millions)                                             1998       1997
---------------------------------------------------------------------------
  CASH FLOW FROM OPERATING ACTIVITIES:
    Net income......................................... $ 265.2    $ 257.7
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization..................   177.5      160.8
        Deferred income taxes..........................    18.8       20.8
        Undistributed earnings of affiliated companies.   (19.3)      --
        Increase in noncash working capital............   (85.5)     (56.0)
        Other, net.....................................    (4.2)      (1.2)
                                                        -------------------
    Net cash provided by operating activities..........   352.5      382.1
                                                        -------------------
  CASH FLOW FROM INVESTING ACTIVITIES:
    Capital expenditures...............................  (237.4)    (265.6)
                                                        -------------------
    Cash used for investing activities.................  (237.4)    (265.6)
                                                        -------------------
  CASH FLOW FROM FINANCING ACTIVITIES:
    Increase in long-term debt.........................   112.9      322.9
    Decrease in long-term debt.........................   (60.1)     (61.9)
    Dividends paid to stockholders.....................  (126.6)    (119.5)
    Acquisition of treasury stock......................  (109.4)    (110.7)
    Shares issued under stock plans....................    27.2       25.1
                                                        -------------------
   Cash provided by/(used for) financing activities...  (156.0)      55.9
                                                        -------------------
    Net increase/(decrease) in cash and marketable
       securities during the period.....................  (40.9)     172.4
    Cash and marketable securities, beginning of
       period...........................................  147.3       93.6
                                                        -------------------
     Cash and marketable securities, end of period......$ 106.4    $ 266.0
                                                        ===================



      A more complete understanding of the company's financial position and business can be gained by reference to the Anheuser-Busch Companies, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


INTRODUCTION
------------

     This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of Anheuser-Busch Companies, Inc. for the first quarter ended March

31, 1998 compared to the first quarter ended March 31, 1997 and the year ended December 31, 1997.  This discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the company's Annual Report to Shareholders for the year ended December 31,

1997. Additional information concerning the company's consolidated financial and operating results for the first quarter 1998 is contained in the Letter to Shareholders section of the first quarter 1998

Financial Report contained in the quarterly Anheuser-Busch publication

Horizons.


     This discussion contains statements regarding the company's expectations concerning its future operations, earnings and prospects.

These statements are forward-looking statements that involve significant risks and uncertainties, and accordingly, no assurances can be given that such expectations will be correct.  These expectations are based upon many assumptions that the company believes to be reasonable, but such assumptions may ultimately prove to be inaccurate or incomplete, in whole or in part.  Important factors that could cause actual results to differ from the expectations stated in this discussion include, among others, changes in the pricing environment for the company's products;

factors that may affect domestic demand for malt beverage products; changes in customer preference for the company's malt beverage products;

changes in raw materials prices; changes in interest rates; changes in foreign currency exchange rates; changes in attendance and consumer spending patterns for the company's theme park operations; changes in demand for aluminum beverage containers; changes in the company's international beer business or in the beer business of the company's international equity partners; and the effect of stock market conditions on the company's share repurchase program.



FIRST QUARTER 1998 FINANCIAL RESULTS
------------------------------------


Key operating results for the first quarter 1998 versus 1997 are summarized below:
-------------------------------------------------------------------------
                                             First Quarter
                                     (in millions, except per share)
                               ------------------------------------------
                                                  |     1998 vs. 1997
                               ------------------------------------------
                                1998  |   1997    |      $    |     %
                               -------|-----------|-----------|----------
                                      |           |           |
Gross Sales                    $2,951 |  $2,864   |   Up $87  |  Up 3.1%
                                      |           |           |
Net Sales                      $2,508 |  $2,463   |   Up $45  |  Up 1.8%
                                      |           |           |
Operating Income                 $468 |    $468   |    ----   |    ----
                                      |           |           |
Equity Income, Net of Tax         $19 |    ----   |   Up $19  |     N/M
                                      |           |           |
Net Income                       $265 |    $258   |   Up $7   |   Up 2.9%
                                      |           |           |
Diluted Earnings per Share       $.54 |    $.51   |   Up $.03 |   Up 5.9%
-------------------------------------------------------------------------
N/M - Not Meaningful


RESULTS OF OPERATIONS
---------------------

     Anheuser-Busch Companies, Inc. achieved gross sales of $3.0 billion during the first quarter 1998, an increase of $87.4 million, or 3.1%, over first quarter 1997 gross sales.  The company had net sales of $2.5 billion, an increase of $44.6 million, or 1.8%, compared to the first quarter 1997.  The difference between gross sales and net sales reflects beer excise taxes paid by the company on its products.  The increases
                                   7
in both gross and net sales were primarily due to higher domestic beer sales volume, partially offset by lower revenue per barrel and lower international beer sales volume.

     First quarter 1998 domestic revenue per barrel declined 1.3% versus first quarter 1997 due to the carryover impact of increasingly competitive discounting throughout 1997.  However, net revenue per barrel was up versus the fourth quarter of last year, reversing the downward quarterly trend experienced in 1997.  Gross sales and excise taxes in 1998 include the impact of consolidating the Stag Brewery operations in the United

Kingdom.  Beer volume information is summarized in the following table:


-------------------------------------------------------------------------
                     Beer Volume (millions of barrels)
-------------------------------------------------------------------------
                                  First Quarter    |  1998 versus 1997
                                ----------------   |  -------------------
                                  1998      1997   |  Barrels       %
                                ------    ------      -------    --------
Domestic                          21.5      20.4   |   Up 1.1    Up 5.3%
                                                   |
International                      1.3       1.4   |   Dn 0.1    Dn 8.0%
                                ------    ------   |  --------   --------
Worldwide -- A-B Brands           22.8      21.8   |   Up 1.0    Up 4.4%
                                                   |
Equity Partner Brands              2.3       0.7   |   Up 1.6       N/M
                                ------    -------  |  -------    --------
Total Brands                      25.1      22.5   |   Up 2.6    Up 11.5%
                                ======    ======   |  =======    ========
-------------------------------------------------------------------------
N/M - Not Meaningful

   Worldwide Anheuser-Busch beer volume in the first quarter 1998 was 22.8 million barrels, up 4.4% versus the first quarter 1997.  Worldwide beer volume is comprised of Anheuser-Busch brands sold domestically and internationally.  Domestic volume represents Anheuser-Busch beer produced and shipped within the United States.  International volume represents exports from the company's U.S. breweries to markets around the world, plus Anheuser-Busch brands produced overseas by company-owned breweries and under license and contract brewing agreements.

   Total volume, which combines equity volume (representing the company's share of its foreign equity partners' volume) with worldwide volume, was

25.1 million barrels in the first quarter 1998, up 2.6 million barrels, or

11.5% over first quarter 1997. Total volume includes Anheuser-Busch's 37%

ownership in Grupo Modelo in the first quarter 1998 compared to a 17.7%

ownership in the first quarter 1997.  Assuming a constant Anheuser-Busch ownership level of 37% of Modelo, total beer volume would have increased

4.4%.


Domestic Beer Volume
--------------------

   Anheuser-Busch reported domestic beer shipments of 21.5 million barrels,

an increase of 1.1 million barrels, or 5.3% for the first quarter 1998 compared to the first quarter 1997.  The increase in beer shipments reflects strong underlying sales-to-retailer growth of nearly 2%, led by

Bud Family sales, and the planned increase in beer wholesaler inventories associated with the expiration of the collective bargaining agreement with the International Brotherhood of Teamsters in February.  Wholesaler

inventories will be reduced once a labor agreement is ratified. The company has also been successful in the first quarter in reducing discounts in most markets compared with the levels that existed in the fourth quarter of last year.


     The company's domestic market share (excluding exports) for the first quarter 1998 was 46.9%, an increase of 1.4 percentage points over 1997 market share of 45.5%.  Including exports, the company's share of U. S.

shipments was 46.7% versus 45.2% for the first quarter 1997. Domestic market share and share of U. S. shipments are determined based on industry sales estimates provided by the Beer Institute and are influenced by the company's inventory build. Excluding the impact of the planned increase in beer wholesaler inventories, the company's domestic market share and share of U.S. shipments were 46.1% and 45.9%,

respectively.


     Cost of products and services for the first quarter 1998 was $1.6 billion, a $41.8 million, or 2.6%,increase compared to the first quarter

1997.  The increase in cost of products and services is principally due to higher domestic beer volume and higher depreciation.  Gross profit as a percentage of net sales was 34.6% for the first quarter 1998, down 0.6 of a percentage point from 35.2% for the first quarter 1997 reflecting the impact of lower revenue per barrel in the quarter.


   Marketing, distribution and administrative expenses for the first quarter 1998 were $400.4 million compared with $397.6 million for the first quarter 1997, an increase of 0.7%.  The increase is primarily due to higher domestic marketing expense for the Bud Family, largely offset by reduced general and administrative costs.


   Operating income for the first quarter 1998 was $468.3 million, level with operating income for the first quarter 1997, reflecting higher domestic beer sales volume offset by lower revenue per barrel and lower operating results from the company's theme park and international beer operations.

     Theme park operations reported lower attendance and earnings in the first quarter 1998 compared to 1997, largely due to the impact of the

Easter holiday occurring in April in 1998 versus March in 1997.


     Operating results from international beer operations (excluding Grupo

Modelo) were lower in the first quarter 1998 due to a decline in volume compared with the particularly strong first quarter 1997, which included rollouts in new markets in China, Argentina and the Philippines.  Adjusted for the comparison with the strong 1997 first quarter, 1998 international volume would have grown by only a small amount, reflecting weak economic
                                   10
conditions in Asia and related conditions in South America.  The decline in international beer operations was more than offset by the increase in Grupo

Modelo-related earnings.


     On April 8, 1998, the company and its Brazilian equity partner,

Antarctica, announced the successful conclusion of an agreement with the

Brazilian antitrust agency, CADE, that approved the two brewers'

partnership in Brazil and permits the long-term continuation of the relationship.


     Net interest cost (interest expense less interest income) was $74.0 million for the first quarter 1998, an increase of $18.7 million, or 33.8%,

compared to the first quarter 1997.  This increase reflects higher average debt balances primarily due to the additional investment in Grupo Modelo in

May 1997.  The net change in debt is summarized in the Liquidity and

Financial Condition section of this discussion.


     Interest capitalized decreased $0.1 million, or 0.9%, for the first quarter 1998 compared to the corresponding period in 1997.


     Other income/expense, net includes numerous items of a nonoperating nature which do not have a material impact on the company's consolidated results of operations, either individually or in the aggregate.


     Net income for the first quarter 1998 was $265.2 million, an increase of $7.5 million, or 2.9%, versus the comparable period last year.  Net income includes $19.3 million for the company's pro rata share of the net earnings of Grupo Modelo, accounted for on the equity basis.  The company's investment in Grupo Modelo was accounted for on the cost basis in the first quarter 1997. The company adopted the equity method of accounting for Modelo in the second quarter 1997 concurrent with increasing its ownership to 37%.  The difference between income recognized on the cost basis for the first quarter 1997 and what would have been recognized based on the equity method is not material.


     The company currently expects the Mexican economy to cease being hyperinflationary for accounting purposes (three-year cumulative inflation in excess of 100%) sometime in 1998.  The change to non-hyperinflation accounting is expected to be favorable to Anheuser-Busch compared to hyperinflation accounting.


   The effective income tax rate was 38.0% of pretax earnings for the first quarter 1998, a decline of 0.4 of a percentage point compared to first quarter 1997.  The decrease in the effective tax rate is primarily due to lower state taxes.


   Diluted earnings per share for the first quarter 1998 were $.54, an increase of $.03, or 5.9%, compared to the first quarter 1997.  Diluted earnings per share are based on the weighted average shares of the company's outstanding common stock and common stock equivalents. Earnings per share continue to benefit from fewer shares outstanding due to the company's ongoing share repurchase program.  The company anticipates repurchasing approximately 3% of shares outstanding in 1998.


LIQUIDITY AND FINANCIAL CONDITION
---------------------------------
   Cash and marketable securities at March 31, 1998 were $106.4 million, a decrease of $159.6 million from the March 31, 1997 level and a decrease of

$40.9  million from the December 31, 1997 level.  The principal source of the company's cash flow is cash generated by operations.  Financing activities provided additional sources of cash during the twelve month period ended March 31, 1998.  Significant uses of cash during the

12-month period were capital expenditures, share repurchases, dividends and the additional investment in Grupo Modelo.  See the Consolidated Statement of Cash Flows for additional information.



     Total long-term debt increased $885.0 million during the twelve month period ended March 31, 1998.  The following outlines the change in debt during this period:



   Debt Issuances ... $1,029.5 million, comprised of the following:
   --------------
        -    $500.0 million of long-term notes ($250.0 million of 7.1%,

             $250.0 million of 7.125%)

        -    $200.0 million of debentures ($100.0 million of 6.5%,

             $100.0 million of 6.75%)

        -    $162.8 million of dual-currency notes (floating interest rate)

        -    $107.0 million of commercial paper (weighted average interest of 5.6%)

        -    $28.9 million, net of industrial development revenue bonds

             (various fixed interest rates)

        -    $30.8 million of other miscellaneous borrowings


   Debt Reduction ... $144.5 million, comprised of the following:
   --------------
        -    $40.0 million of medium notes (various fixed interest rates)

        -    $45.0 million of sinking fund debentures ($22.5 million of

             8.625%, $22.5 million of 8.5%)

        -    $34.9 million of ESOP debt (interest rate, 8.3%)

        -    $24.6 million of other miscellaneous reductions

     At March 31, 1998, $561.9 million of commercial paper borrowings were outstanding, an increase of $107.0 million compared to the balance at March

31, 1997 and a decrease of $30.0 million over the December 31, 1997 balance.  Commercial paper is classified as long-term debt since it is intended to be maintained on a long-term basis with on-going credit support provided by the company's $1 billion revolving credit agreement.


     Capital expenditures during the first quarter 1998 were $237.4 million compared to $265.6 million for the first  quarter 1997, a decrease of

10.6%.



RISK MANAGEMENT
---------------
   The company's derivatives holdings will fluctuate during the year based on normal and recurring changes in purchasing and production activity.

Since December 31, 1997, there have been no significant changes in the company's interest rate, commodity price and foreign currency exposures, changes in the types of derivative instruments used to hedge those exposures, or changes in underlying market conditions.



                         PART II - OTHER INFORMATION


Item 2.  Changes in Securities

  On January 2, 1998, the company issued out of treasury shares a total of

916 shares of the company's common stock ($1 par value) to one member of the Board of Directors of the company in lieu of cash for that member's

1998 annual retainer fee pursuant to the company's Non-Employee Director

Elective Stock Acquisition Plan.  The transaction was exempt from registration and propectus delivery requirements of the Securities Act of

1933 pursuant to Section 4(2) of the Act.

Item 4. Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Shareholders of the company held April 22,

1998, the following matters were voted upon:


    1.  Election of August A. Busch III, Carlos Fernandez G.,
        James R. Jones, Andrew C. Taylor and Douglas A. Warner III to serve as Directors of the company for a term of three years.

                                      For           Withheld      Non-Votes
                                      ---           ---------     ---------

        August A. Busch III        401,666,291       12,164,196          0
        Carlos Fernandez G.        403,216,259       10,614,228          0
        James R. Jones             403,601,639       10,228,848          0
        Andrew C. Taylor           403,870,271        9,960,216          0
        Douglas A. Warner III      403,723,193       10,107,294          0



     2. Approve the Anheuser-Busch Companies, Inc. 1998 Incentive Stock
        Plan.

          For            352,893,220
          Against         51,107,386
          Abstain          9,829,881
          Non-Votes                0

     3. Approve the employment of Price Waterhouse LLP, as independent accountants, to audit the books and accounts of the company for 1998.

          For              405,354,522
          Against            6,703,993
          Abstain            1,771,972
          Non-Votes                  0

     4. Shareholder proposal to require preparation of a report on beer consumption.


          For               22,148,646
          Against          349,294,439
          Abstain            8,649,683
          Non-Votes         33,737,719

Item 5.  Other Information


Labor Negotiations
------------------

   The company's labor contract with the International Brotherhood of

Teamsters, representing approximately 8,000 Anheuser-Busch employees,

expired at midnight on March 29, 1998 after a 30 day extension from the original expiration date of February 28, 1998.  The company presented its final proposal to the Teamsters bargaining committee on March 27, 1998,

which was rejected by the employees of the company represented by the

Teamsters in early May. The company has agreed to meet with representatives of the Teamsters in order to clarify proposals in the company's final offer.  The company anticipates reaching an agreement but remains fully prepared to operate in the event of a work stoppage.



Grupo Modelo Investment
-----------------------

   In June 1997, the company exercised its remaining option to increase its direct and indirect ownership in Grupo Modelo's operating subsidiary,

Diblo, to 50.2% for approximately $550 million.  The company and the controlling shareholders of Grupo Modelo are currently pursuing arbitration in accordance with the investment agreement to resolve a dispute concerning the purchase price for the option shares.  It is anticipated that

Anheuser-Busch will complete the transaction in the fourth quarter 1998.


Item 6.  Exhibits and Reports on Form 8-K

    (a)   Exhibits
          --------
    3.2 -   By-Laws of the Company (as amended and restated April 22, 1998)

    4.2 -   Indenture dated as of August 1, 1995 between the Company and

            The Chase Manhattan Bank, as Trustee (Incorporated by Reference

            to Exhibit 4.1 in the Form S-3 of the Company, Registration

            Statement No. 33-60885.) (Other indentures are not filed, but the Company agrees to furnish copies of such instruments to the

            Securities and Exchange Commission upon request.)

     10 -   Anheuser-Busch Companies, Inc. 1998 Incentive Stock Plan

     12 -   Ratio of Earnings to Fixed Charges

     27 -   Financial Data Schedule


    (b)  Reports on Form 8-K
         -------------------
         No reports on Form 8-K were filed during the three month period ending March 31, 1998.

                                 SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ANHEUSER-BUSCH COMPANIES, INC.
                                 (Registrant)


                                 /s/ W. Randolph Baker
                                 ------------------------------------------
                                 W. Randolph Baker
                                 Vice President and Chief Financial Officer
                                 (Chief Financial Officer)
                                 May 13, 1998





                                 /s/ John F. Kelly
                                 ------------------------------------------
                                 John F. Kelly
                                 Vice President and Controller
                                 (Chief Accounting Officer)
                                 May 13, 1998

                        INDEX TO EXHIBITS



Exhibit
  No.    Exhibit
-------  -------

   3.2   By-Laws of the Company (as amended and restated April 22, 1998)

   10    Anheuser-Busch Companies, Inc. 1998 Incentive Stock Plan

   12    Ratio of Earnings to Fixed Charges

   27    Financial Data Schedule