Form 10-Q
period 1998-06-30
ANHEUSER BUSCH COMPANIES INC
filed 1998-08-12
CIK 310569

SECURITIES AND EXCHANGE COMMISSION


                          WASHINGTON, D.C. 20549

                                FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


                      For Quarter Ended June 30, 1998


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

                                Yes [X]  No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     $1 Par Value Common Stock - 482,139,946 shares as of June  30, 1998


     CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

     Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)


                                              Second Quarter Ended     Six Months Ended
                                                     June 30,              June 30,
(In millions, except per share data)               1998      1997        1998      1997
---------------------------------------------------------------------------------------
Sales........................................... $3,521.6  $3,463.4  $6,472.8  $6,327.2
  Less excise taxes.............................   (515.3)   (469.1)   (959.0)   (870.0)
                                                 --------------------------------------
Net sales.......................................  3,006.3   2,994.3   5,513.8   5,457.2
  Cost of products and services................. (1,863.4) (1,869.6) (3,502.2) (3,466.6)
                                                 --------------------------------------
Gross profit....................................  1,142.9   1,124.7   2,011.6   1,990.6
  Marketing, distribution and administrative
  expenses......................................   (483.7)   (478.7)   (884.1)   (876.3)
                                                 --------------------------------------
Operating income................................    659.2     646.0   1,127.5   1,114.3
Other income and expenses:
  Interest expense..............................    (72.2)    (65.3)   (147.7)   (122.5)
  Interest capitalized..........................      8.4      11.0      17.1      19.8
  Interest income...............................      1.6       2.0       3.1       3.9
  Other income/(expense), net...................      2.0       4.6      (4.1)      1.1
                                                 --------------------------------------
Income before income taxes......................    599.0     598.3     995.9   1,016.6
Provision for income taxes......................   (227.7)   (229.9)   (378.7)   (390.5)
Equity income, net of tax.......................     19.9      12.8      39.2      12.8
                                                 --------------------------------------
Net income......................................    391.2     381.2     656.4     638.9
Retained earnings, beginning of period..........  7,743.5   7,062.7   7,604.9   6,924.5
Common stock dividends (per share: 2nd quarter,
  1998--$.26; 1997--$.24; six months, 1998--
  $.52; 1997--$.48).............................   (125.9)   (118.5)   (252.5)   (238.0)
                                                 --------------------------------------
Retained earnings, end of period................ $8,008.8  $7,325.4  $8,008.8  $7,325.4
                                                 =======================================
Basic earnings per share........................ $     .81 $     .77 $    1.35 $    1.29
                                                 =======================================
Diluted earnings per share...................... $     .80 $     .76 $    1.34 $    1.27
                                                 =======================================



See accompanying Notes to Consolidated Financial Statements on Pages 3 and 4.

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

         The following table sets forth the components of comprehensive income for the second quarter and first six months of 1998 (in millions):

   ---------------------------------------------------------------------------------------------------------------------------------
                                          QUARTER ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                             1998        1997             1998      1997
                                          ----------   ----------     ----------   ----------
Net Income                                  $391.2      $381.2         $656.4       $638.9

Foreign currency translation adjustment       (1.0)     (183.1)           2.0       (192.4)

                                        ---------------------------------------------------------------------
Comprehensive Income                        $390.2      $198.1         $658.4       $446.5
                                        =====================================================
---------------------------------------------------------------------------------------------------------------------------------


3. NEW ACCOUNTING STANDARD

In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). The Standard requires all derivative financial instruments to be reflected on an entity's balance sheet at fair value, with changes in fair value recognized quarterly in either earnings or equity, depending on the nature of the exposure being hedged.

Adoption of FAS 133 requires a one-time recognition on the balance sheet of the fair value of the company's derivatives portfolio plus a cumulative effect adjustment to earnings for the impact of hedges that are not highly correlated. The company's derivatives portfolio is not material to its balance sheet. Anheuser-Busch uses only derivative instruments that are highly correlated to the underlying exposure and therefore anticipates no earnings impact from the initial adoption of FAS 133. The company plans no changes to its risk management policies or approach as a result of adopting the new Standard.

FAS 133 is required to be adopted by Anheuser-Busch no later than January 1, 2000. Early adoption of the Standard is permitted.
The company has not yet made a determination as to when FAS 133 will be adopted.


CONSOLIDATED BALANCE SHEET
Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)

                                                   JUNE 30,
                                              -------------------
(In millions)                                 1998           1997
-----------------------------------------------------------------
ASSETS
CURRENT ASSETS:
Cash and marketable securities...........  $  152.5       $149.1
Receivables, less allowance for
  doubtful accounts......................     866.6        830.1
Inventories:
  Raw materials and supplies.............     313.7        267.0
  Work in progress.......................     100.6         98.0
  Finished goods.........................     200.3        159.6
    Total inventories....................     614.6        524.6
Other current assets.....................     182.2        230.5
                                          ------------------------
  Total current assets...................   1,815.9      1,734.3

INVESTMENTS IN AFFILIATED COMPANIES......   1,287.7      1,202.5
INVESTMENTS AND OTHER ASSETS.............   1,109.9      1,044.7
PLANT AND EQUIPMENT, NET.................   7,869.3      7,492.5
                                          ------------------------
  TOTAL ASSETS........................... $12,082.8    $11,474.0
                                          ========================
LIABILITIES AND SHAREHOLDERS EQUITY
CURRENT LIABILITIES:
  Accounts payable....................... $   708.6       $695.6
  Accrued salaries, wages and benefits...     225.7        217.9
  Accrued taxes..........................     304.5        348.9
  Other current liabilities..............     346.1        283.1
                                          ------------------------
    Total current liabilities............   1,584.9      1,545.5
                                          ------------------------
POSTRETIREMENT BENEFITS..................     525.8        525.5
                                          ------------------------
LONG-TERM DEBT...........................   4,417.4      4,185.1
                                          ------------------------
DEFERRED INCOME TAXES....................   1,341.9      1,238.7
SHAREHOLDERS EQUITY:                      ------------------------
  Common stock...........................     711.0        708.0
  Capital in excess of par value.........   1,052.2        967.3
  Retained earnings......................   8,008.8      7,325.4
  Foreign currency translation adjustment    (212.0)      (201.2)
                                          ------------------------
                                            9,560.0      8,799.5
  Treasury stock, at cost................  (5,100.0)    (4,538.2)
  ESOP debt guarantee....................    (247.2)      (282.1)
                                          ------------------------
                                            4,212.8      3,979.2
                                          ------------------------
COMMITMENTS AND CONTINGENCIES............     --              --
                                          ------------------------
TOTAL LIABILITIES AND SHAREHOLDERS EQUITY $12,082.8    $11,474.0
                                          ========================

CONSOLIDATED STATEMENT OF CASH FLOWS

Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)

                                                Six months ended June 30,
                                              ----------------------------
(In millions)                                             1998     1997
---------------------------------------------------------------------------
  CASH FLOW FROM OPERATING ACTIVITIES:
    Net income......................................... $ 656.4   $ 638.9
    Adjustments to reconcile net income to cash
      provided by operating activities:
        Depreciation and amortization..................   360.1     330.0
        Increase in deferred income taxes..............    48.3      30.5
        Undistributed earnings of affiliated companies.   (23.4)    (12.8)
        (Increase) in noncash working capital..........  (142.7)    (98.4)
        Other, net.....................................   (13.9)    (34.3)
                                                        ------------------
    Cash provided by operating activities..............   884.8     853.9

  CASH FLOW FROM INVESTING ACTIVITIES:
    Capital expenditures...............................  (444.1)   (596.9)
    New business acquisitions..........................     ---    (619.2)
                                                        ------------------
    Cash (used for) investing activities...............  (444.1) (1,216.1)
                                                        ------------------
  CASH FLOW FROM FINANCING ACTIVITIES:
    Increase in long-term debt.........................   116.7   1,034.0
    Decrease in long-term debt.........................   (30.0)    (86.5)
    Dividends paid to stockholders.....................  (252.5)   (238.0)
    Acquisition of treasury stock......................  (306.7)   (332.1)
    Shares issued under stock plans....................    37.0      40.3
                                                        ------------------
    Cash provided by (used for) financing activities...  (435.5)    417.7
                                                        ------------------
    Net increase in cash and marketable
      securities during the period.....................     5.2      55.5
    Cash and marketable securities, beginning of
      period...........................................   147.3      93.6
                                                        ------------------
    Cash and marketable securities, end of period...... $ 152.5    $149.1
                                                        ==================


  A more complete understanding of the company's financial position and business can be gained by reference to the Anheuser-Busch Companies, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1997.





  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION
------------
     This Discussion summarizes the significant factors affecting the  consolidated  operating  results,  financial  condition  and liquidity/cash flows of Anheuser-Busch Companies,  Inc.  for  the second  quarter and first six months ended June 30, 1998 compared to  the second quarter and first six months ended June 30,  1997,

and the year ended December 31, 1997.  This Discussion should  be read  in  conjunction with the Consolidated Financial  Statements and  Notes  thereto included in the company's  Annual  Report  to

Shareholders  for  the year ended December 31, 1997.   Additional

information  concerning the company's consolidated financial  and operating  results  is  located in  the  Letter  to  Shareholders section of the second quarter Financial Report contained  in  the quarterly Anheuser-Busch publication Horizons.
                                     ---------


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



SECOND QUARTER AND FIRST SIX MONTHS 1998 FINANCIAL RESULTS
----------------------------------------------------------
      Key operating results for the second quarter and first  six months  of  1998  versus  the  comparable  periods  in  1997  are summarized below:

--------------------------------------------------------------------------------
|                          Second Quarter (in millions, except per share)      |
|                          ----------------------------------------------      |
|                            1998      1997   ||  1998 vs. 1997                |
|                            ----      ----   ||  ----     ----                |
|                                             ||   $         %                 |
|                                             ||  ----     ----                |
|                                             ||                               |
| Gross Sales                $3,522    $3,463 ||  Up $59   Up 1.7%             |
| Net Sales                  $3,006    $2,994 ||  Up $12   Up 0.4%             |
| Operating Income             $659      $646 ||  Up $13   Up 2.0%             |
| Equity  Income, Net of Tax    $20       $13 ||   Up $7      N/M              |
| Net Income                   $391      $381 ||  Up $10   Up 2.6%             |
| Diluted Earnings per         $.80      $.76 || Up $.04   Up 5.3%             |
| Share                                       ||                               |
--------------------------------------------------------------------------------
N/M - Not Meaningful

--------------------------------------------------------------------------------
|                     Six Months Ended June 30 (in millions, except per share) |
|                     ----------------------------------------------------------
|                              1998      1997   ||    1998 vs. 1997            |
|                              ----      ----   ||    -------------            |
|                                               ||     $         %             |
|                                               ||    ----     ----            |
|                                               ||                             |
|     Gross Sales             $6,473     $6,327 || Up $146     Up 2.3%         |
|     Net Sales               $5,514     $5,457 ||  Up $57     Up 1.0%         |
|     Operating Income        $1,127     $1,114 ||  Up $13     Up 1.2%         |
|     Equity Income, Net         $39        $13 ||  Up $26         N/M         |
|     of Tax                                    ||                             |
|     Net Income                $656       $639 ||  Up $17     Up 2.7%         |
|     Diluted Earnings per     $1.34      $1.27 || Up $.07     Up 5.5%         |
|     Share                                     ||                             |
--------------------------------------------------------------------------------
N/M - Not Meaningful


RESULTS OF OPERATIONS
---------------------
     Anheuser-Busch achieved gross sales of $3.5 billion and $6.5 billion,  and  net  sales  of  $3.0  billion  and  $5.5  billion,

respectively in the second quarter and first six months of  1998.

These  amounts represent gross sales increases over 1997 of $58.2 million,  or 1.7%, for the second quarter and $145.6 million,  or

2.3%, for the first six months.  Net sales increased over 1997 by

$12.0 million, or 0.4%, and $56.6 million, or 1.0%, for the  same

periods.   The  increases are due to higher domestic  beer  sales

volume,  increased international beer sales volume in the  second quarter  and  increased sales from the company's theme  park  and packaging  operations,  partially offset  by  lower  revenue  per barrel.  Gross sales and excise taxes in 1998 include the  impact of  consolidating  the  Stag Brewery  operations  in  the  United

Kingdom.



     The company's strategy initiated at the beginning of 1998 to reduce the emphasis on widespread price discounting that occurred in  the beer industry throughout 1997 has been successful in many

markets.   Anheuser-Busch  has seen a  reduction  in  discounting

since  the  fourth  quarter  of last year,  but  pricing  remains competitive.



     Domestic  revenue  per barrel declined 1.4  percent  in  the

second  quarter  1998 versus the second quarter last  year.   The

decline  is  an  improvement  over  first  quarter  1998  results

(normalized  for  the  impact  of the  first  quarter  wholesaler inventory  build)  and represents improvement  over  revenue  per barrel in the fourth quarter 1997. Given the strong sales trends thus far in 1998 and the fact that many markets have not had a price  increase in two years, the company is currently  analyzing opportunities  for  additional discount reductions  or  selective price  increases in the fourth quarter of this year, based  on  a

market-by-market  assessment  of  competitive  conditions.    The

revenue  enhancement strategy will be flexible, and  the  company will not permit market share erosion.



     The  company's beer volume information is summarized in  the following table:

---------------------------------------------------------------------------
|                         Beer Volume (millions of barrels)               |
|-------------------------------------------------------------------------|
|                         Second Quarter     ||  Six Months Ended June 30 |
|                     ---------------------  ||  ------------------------ |
|                           Vs. 1997         ||          Vs. 1997         |
|                           --------         ||     -----------------     |
|                   1998   Barrels     %     ||  1998   Barrels    %      |
|                   ----   -------   -----   ||  ----   -------  -----    |
|S>                                          ||                           |
| Domestic            24.1  Up 0.3  Up 1.6%  ||   45.6  Up 1.4  Up 3.3%   |
| International        2.0  Up 0.2  Up 9.9%  ||    3.3  Up 0.1  Up 2.0%   |
|                     ---- ------- --------  ||   ----  ------  -------   |
| Worldwide - A-B     26.1  Up 0.5  Up 2.2%  ||   48.9  Up 1.5  Up 3.2%   |
| Brands                                     ||                           |
| International                              ||                           |
| Equity Partner       2.7  Up 1.5   N/M     ||    5.0  Up 3.1      N/M   |
| Brands              ---- ------- --------  ||   ----  ------  -------   |
|                                            ||                           |
| Total Brands        28.8  Up 2.0  Up 7.5%  ||   53.9  Up 4.6  Up 9.3%   |
|                     ---- ------- --------  ||   ----  ------  -------   |
|                     ---- ------- --------  ||   ----  ------  -------   |
---------------------------------------------------------------------------
N/M - Not Meaningful


      Worldwide  Anheuser-Busch beer brands were up 2.2%  in  the second quarter and 3.2% for the first six months.  Worldwide beer volume  is comprised of domestic volume and international volume.

Domestic  volume  represents  Anheuser-Busch  beer  produced  and

shipped   within   the   United  States.   International   volume

represents  exports from the company's U.S. breweries to  markets around the world, plus Anheuser-Busch brands produced overseas by company-owned  breweries and under license and  contract  brewing agreements.



     Total volume, which combines equity volume (representing the company's  share  of  its foreign equity partners'  volume)  with

worldwide  Anheuser-Busch  brand  volume,  was  up  2.0   million

barrels,  or  7.5%,  in the second quarter  and  up  4.6  million barrels, or 9.3%, for the first six months.  International equity partner  brands reflects the company's 37% ownership interest  in

Grupo  Modelo  brands for 1998, compared with a  17.7%  ownership interest in Grupo Modelo in 1997.



      Anheuser-Busch domestic beer shipments were up 1.6% in  the

second  quarter and 3.3% for the first six months of  1998.   The

increase    in   domestic   beer   shipments   reflects    strong

sales-to-retailer performance, up over 3%, with Bud Family sales-

to-retailers up 3.0% for the first six months of 1998. The strong

sales-to-retailer   performance  has  reduced   wholesaler   beer

inventories  to normal seasonal levels, down from  first  quarter

levels.   In  the  first  quarter the  company  built  wholesaler

inventories  in anticipation of the expiration of the  collective

bargaining  agreement  with  the  International  Brotherhood   of

Teamsters.

     The  company's domestic market share (excluding exports) for the  first  six  months of 1998 was 45.2%,  an  increase  of  0.5

percentage  points  over 1997 market share of  44.7%.   Including

exports,  the company's share of U.S. shipments was 45.1%  versus

44.4%  for  the first six months of 1997.  Domestic market  share and  share  of  U.S. shipments are determined based  on  industry

sales  estimates provided by the Beer Institute.   Anheuser-Busch

has  led  the U. S. brewing industry in sales volume  and  market share since 1957.






        International beer volume (excluding Modelo) increased in

the  second quarter and first six months of 1998 compared to  the same  periods last year.  Overall, international beer volume  was up  9.9%  for the second quarter and 2% for the first six months.

Second  quarter  volume gains in the United Kingdom,  continental

Europe and the Americas more than offset weakness in Asia due  to economic conditions.


      In  June  the  company restructured its  alliance  granting

Labatt  Brewing  Company perpetual rights to brew  and  sell  the

Budweiser and Bud Light brands in Canada.  In return, Labatt will significantly  increase marketing support behind the  two  brands and  provide  Anheuser-Busch with a greater share  of  associated

profits.   Budweiser is currently the third largest selling  beer

in Canada.



     During the second quarter the company completed its expansion of the Wuhan brewery in China. The expansion doubles

Wuhan's capacity, bringing it to 2.1 million barrels.



      Cost  of  products and services was $1.9 billion  and  $3.5 billion,  respectively,  for the second  quarter  and  first  six months  of 1998, decreasing 0.3% and increasing 1.0% compared  to the same periods in 1997.



     The decrease in costs of products and services in the second quarter 1998 is primarily due to a change in method of accounting for  the  Stag brewery operation.  In 1997, before Stag was  100%

owned  by Anheuser-Busch, the company accounted for its 50% share of  the operations under the equity method.  Excise taxes paid by

Stag on beer sold by the company's sales office were included  in the  cost  of  beer  purchased from Stag.  In  1998,  under  full consolidation accounting, excise taxes are shown as  a  deduction from gross sales.



     The  increase in cost of products and services for the first six  months  is  primarily attributable to higher  domestic  beer volume  and higher depreciation, partially offset by productivity improvements.



     Gross profit as a percentage of net sales was 38.0% for  the second  quarter 1998, an increase of 0.4 percentage points versus the  second quarter 1997, and 36.5% for the first six  months  of

1998, unchanged versus prior year.

      Marketing, distribution and administrative expenses for the second  quarter  1998  were $483.7 million compared  with  $478.7 million for the second quarter 1997, an increase of $5.0 million,

or  1.1%.  For the first six months of 1998, these expenses  were

$884.1  million,  an increase of $7.8 million, or  0.9%  compared with $876.3 million in 1997. These increases are primarily due to higher domestic and international marketing expense in support of premium  brands,  primarily the Bud Family, partially  offset  by reduced general and administrative costs.



      Operating  income for the second quarter  1998  was  $659.2 million,  an  increase  of  $13.2  million,  or  2.0%,  over  the comparable period last year. Operating income for the  first  six months of 1998 was $1.1 billion, an increase of $13.2 million, or

1.2%  versus  the  first  six months of 1997.  The  increases  in operating  income  are primarily due to increased  domestic  beer sales  volume  offset  by  lower revenue  per  barrel,  increased international beer sales volume in the second quarter,  continued

brewery  operating efficiencies and improved performance  by  the

company's  theme  park  and  packaging  operations.   Theme  park

operating  results  for the second quarter  1998  benefited  from increased attendance due to the Easter holiday falling within the second quarter and higher in-park spending by visitors.

     Equity  income, net of tax, increased $7.1 million, to  $19.9 million  for  the second quarter and increased $26.4 million,  to

$39.2  million  for the first six months of 1998.  The  increases are principally due to the company's larger equity stake in Grupo

Modelo.  In 1998, equity income includes the company's 37%  share of  the  net earnings of Modelo (December 1997 through  May  1998 reporting  on  a  one-month-delay basis) versus  17.7%  share  of

Modelo's earnings in 1997 (January 1997 through May 1997 on a one-

month delay).



     The  company began recognizing its share of net earnings  of

Modelo  under  the equity method for the first  time  during  the second quarter 1997.  Consistent with the initial adoption of the equity method, the equity income recognized in the second quarter

1997 included recognition of the company's year-to-date share  of

Modelo  net  earnings  (January  through  May  1997  at  a  17.7%

ownership interest).



     In  May 1998, the International Accounting Task Force of the

American   Institute   of   Certified  Public   Accountants,   in

conjunction  with  the Securities and Exchange Commission  (SEC),

concluded  that  the  Mexican  economy  continues  to  be  highly inflationary for accounting purposes.  Accordingly,  the  company will  continue  to  apply hyperinflationary  accounting  for  its investment  in Grupo Modelo for at least the remainder  of  1998.

The Task Force and the SEC will  reconsider Mexico's inflationary

status   in  December  1998  to  determine  if  hyperinflationary

accounting  should  continue  into  1999.  The  change  to   non-

hyperinflation accounting, when approved by the SEC, is  expected to  be favorable to Anheuser-Busch due to the strong net monetary asset position of Modelo.

      Net  interest cost (interest expense less interest  income)

was  $70.6  million for the second quarter 1998, an  increase  of

$7.3  million, or 11.5%, compared to net interest cost  of  $63.3 million  for the second quarter 1997.  Net interest cost for  the first six months of 1998 was $144.6 million, an increase of $26.0 million,  or 21.9%, over net interest cost of $118.6 million  for the corresponding period in 1997.  These increases reflect higher

average  outstanding  debt  balances,  principally  due  to   the

additional investment in Grupo Modelo in May 1997.



     Interest capitalized declined $2.6 million and $2.7  million for  the  second quarter and first six months of  1998,  to  $8.4 million  and $17.1 million, respectively.  The decreases are  the result  of lower construction-in-progress balances due to reduced

capital   expenditures  as  the  company  completes  its  brewery

modernization projects.



      The  components  of  other income/(expense),  net  provided income  of  $2.0  million for the second  quarter  and  reflected

expense of $4.1 million for the first six months of 1998.   Other

income/(expense), net includes numerous items of  a  nonoperating nature  which  do  not have a material impact  on  the  company's consolidated results of operations, either individually or in the aggregate.



     The  effective tax rate was 38.0% of pretax earnings for the

second  quarter and first six months of 1998, a decline  of   0.4

percentage  points in both periods versus the comparable  periods in 1997.  The decline is principally due to lower state taxes.


       Net income was $391.2 million for the second quarter 1998,

an  increase  of $10.0 million, or 2.6%, compared to  the  second quarter  1997.  For the first six months of 1998, net income  was

$656.4  million, an increase of $17.5 million, or 2.7%,  compared to 1997.



     Diluted earnings per share for the second quarter 1998 were

$.80, an increase of $.04, or 5.3%, compared to the second

quarter 1997.  For the first six months of 1998,  diluted

earnings per share were $1.34, an increase of $.07, or 5.5%,

compared to 1997. Diluted earnings per share are based on the weighted average outstanding shares of the company's common

stock.


     Earnings  per share growth continues to benefit  from  fewer shares  outstanding due to the company's ongoing share repurchase

program.   The  company has repurchased over 6.5  million  shares

through  the first six months of 1998 and continues to anticipate the  repurchase  in  1998 of approximately  3%  of  total  shares outstanding.



FINANCIAL CONDITION
-------------------
      Cash  and  marketable securities at June 30,  1998  totaled

$152.5 million, representing increases of $3.4 million from  June

30, 1997 and $5.2 million since December 31, 1997.  The principal

source   of  the  company's  cash  flow  is  cash  generated   by

operations.   Additional sources of cash during the  twelve-month

period  ended June 30, 1998 were financing activities.  Principal uses  of cash during the period were capital expenditures,  share repurchases and dividends.


      Total  long-term debt increased $232.3 million  during  the twelve-month period ended June 30, 1998. The net increase in debt during this period is shown below, by key component:

     Debt  Issuances   .  . . $658.6 million,  comprised  of  the following:
     ---------------
     -    $250.0 million of long-term notes (interest rate: 7.125%)

     -    $200.0 million of debentures (interest rates: $100.0 million at 6.75% and $100.0 million at 6.5%)

     -    $162.8 million of dual-currency notes (quarterly floating interest rate)

     -    $20.4 million of industrial revenue bonds (various fixed interest rates)

     -    $25.4 million of other miscellaneous borrowings


     Debt Reduction . . .  $426.3 million, comprised  of  the following:
     --------------
     -    $45.0 million of debentures (interest rates: $22.5 million at 8.625% and $22.5 million at 8.5%)

     -    $40.0 million of medium-term notes (various fixed interest rates)

     -    $306.4 million of commercial paper (weighted average interest rate: 5.6%)

     -    $34.9 million reduction of the ESOP debt guarantee (interest rate: 8.3%)

      At  June  30,  1998,  $592.3 million  of  commercial  paper

borrowings  were  outstanding,  a  decrease  of  $306.4   million

compared  to  the June 30, 1997 balance and an increase  of  $0.4 million over the balance at December 31, 1997.  Commercial  paper is  classified  as  long-term debt since it  is  intended  to  be maintained  on  a  long-term basis with on-going  credit  support provided by the company's $1 billion revolving credit agreement.



           Capital  expenditures during the second  quarter  1998

were  $206.7  million compared to $331.3 million for  the  second quarter 1997, a decrease of 37.6%, and $444.1 million for the first six months of 1998 versus $596.9 million for the first six months  of  1997, a decrease of 25.6%.  Capital expenditures  are down  versus the prior year as the company completes its  brewery modernization program.



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

                   PART II - OTHER INFORMATION
                   ---------------------------

Item 5:  Other Information


Labor Negotiations
------------------
      The labor agreement covering employees at the company's  12

U.S.  breweries  represented by the International Brotherhood  of

Teamsters  expired March 29, 1998 after a 30-day extension.   The

company's contract offer was rejected by union membership on  May

1.   Following  that balloting, discussions were  held  with  the union to clarify the provisions of the company's offer, including sessions  facilitated by the former head of the Federal Mediation and Conciliation Service, John Calhoun Wells.



      The company stipulated as a condition of those talks that a secret  mail ballot contract vote be held immediately upon  their

completion.   Union  leadership agreed, but  recommended  members

reject the contract offer.  The ballots from the second vote were tabulated on July 30 and the union membership again rejected  the

company's   contract  offer.   Union  leadership   has   recently

contacted  the  company to discuss possible  next  steps  towards reaching a new labor agreement.  The company anticipates reaching an  agreement  with  the  union, but remains  fully  prepared  to operate in the event of a work stoppage.


Grupo Modelo Arbitration
------------------------
     In  June 1997, the company exercised its remaining option to increase  its  direct and indirect ownership  in  Grupo  Modelo's operating  subsidiary,  Diblo, to 50.2%  for  approximately  $550

million.   The company and the controlling shareholders of  Grupo

Modelo are currently pursuing arbitration in accordance with  the investment agreement to resolve a dispute concerning the purchase price  for  the option shares.  It is anticipated that  Anheuser-

Busch will complete the transaction in the fourth quarter 1998.

Dividend Increase
-----------------
     On  July  22,  1998,  the  Board of  Directors  approved  an increase in the quarterly dividend on the company's common  stock from  26  cents to 28 cents per share, an increase  of  $.02,  or

7.7%.   The dividend is payable September 9, 1998 to shareholders

of record on August 10, 1998.



Item 6.  Exhibits and Reports on Form 8-K

    (a)   Exhibits
          --------

  10.1 - Consulting and Indemnification Agreement between Anheuser-Busch Companies, Inc. and a current director.

  10.2 - Amendment to the Consulting and Indemnification Agreement between Anheuser-Busch Companies, Inc. and a current director.

  12   - Ratio of Earnings to Fixed Charges

  27.1 - Financial Data Schedule

  27.2 - Restated Financial Data Schedule for the fiscal quarters ended March 31, June 30 and September 30 of 1997.

  27.3 - Restated Financial Data Schedule for each fiscal quarter of 1996.




    (b) Reports on Form 8-K
        -------------------
        No reports on Form 8-K were filed during the three month period ending June 30, 1998.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  ANHEUSER-BUSCH COMPANIES, INC.
                                  (Registrant)

                                             /s/ W. Randolph Baker
                                  ------------------------------------------
                                  W. Randolph Baker
                                  Vice President and Chief Financial Officer
                                  (Chief Financial Officer)
                                  August 12, 1998




                                             /s/ John F. Kelly
                                  ------------------------------------------
                                  John F. Kelly
                                  Vice President and Controller
                                  (Chief Accounting Officer)
                                  August 12, 1998