Form 10-K/A
period 1997-12-31
ANHEUSER BUSCH COMPANIES INC
filed 1998-09-25
CIK 310569

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

       $1 PAR VALUE COMMON STOCK 486,420,854 SHARES AS OF MARCH 10, 1998

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Annual Report to Shareholders for
  the Year Ended December 31, 1997...........  PART I, PART II, and PART IV

Portions of Definitive Proxy Statement for
  Annual Meeting of Shareholders on April 22,
  1998.......................................  PART III
========================================================================


Item 14 on pages 9 through 11 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1997 is amended by the addition of the following exhibits:



  Exhibit 23.1 -Consent of Independent Accountants

  Exhibit 23.2 -Consent of Independent Accountants

  Exhibit 23.3 -Consent of Independent Accountants

  Exhibit 24.1 -Power of Attorney

  Exhibit 24.2 -Resolution authorizing signature by certain officers of the
                Company.

  Exhibit 99.1 -Form 11-K, Annual Report of the Anheuser-Busch Deferred Income
                Stock Purchase and Savings Plan for the fiscal year ended March 31, 1998.

  Exhibit 99.2 -Form 11-K, Annual Report of the Anheuser-Busch Deferred Income
                Stock Purchase and Savings Plan (For Employees covered by a Collective Bargaining Agreement) for the fiscal year ended March 31, 1998.

  Exhibit 99.3 -Form 11-K, Annual Report of the Anheuser-Busch Deferred Income
                Stock Purchase and Savings Plan (For Certain Hourly Employees of Anheuser-Busch Companies, Inc. and its Subsidiaries) for the fiscal year ended March 31, 1998.

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

                                      ANHEUSER-BUSCH COMPANIES, INC.
                                    ...................................
                                               (Registrant)

                                 By         JOBETH G. BROWN
                                    ...................................
                                            JoBeth G. Brown
                                      Vice President and Secretary

Date: September 25, 1998
  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
*  August A. Busch III   Chairman of the Board and President and  September 25, 1998
-----------------------    Director (Principal Executive Officer)
(August A. Busch III)

*  W. Randolph Baker     Vice President and Chief Financial       September 25, 1998
-----------------------    Officer (Principal Financial Officer)
(W. Randolph Baker)

*  John F. Kelly          Vice President and Controller           September 25, 1998
-----------------------     (Principal Accounting Officer)
(John F. Kelly)

*  Bernard A. Edison        Director                              September 25, 1998
-----------------------
(Bernard A. Edison)

*  Carlos Fernandez G.      Director                              September 25, 1998
-----------------------
(Carlos Fernandez G.)

*  Peter M. Flanigan        Director                              September 25, 1998
-----------------------
(Peter M. Flanigan)

*  John E. Jacob            Director                              September 25, 1998
-----------------------
(John E. Jacob)

*  Charles F. Knight         Director                             September 25, 1998
-----------------------
(Charles F. Knight)

*  Vernon R. Loucks, Jr.     Director                             September 25, 1998
-----------------------
(Vernon R. Loucks, Jr.)

*  Vilma S. Martinez         Director                             September 25, 1998
-----------------------
(Vilma S. Martinez)

*  Sybil C. Mobley           Director                             September 25, 1998
-----------------------
(Sybil C. Mobley)

*  James B. Orthwein         Director                             September 25, 1998
-----------------------
(James B. Orthwein)

*  William Porter Payne      Director                             September 25, 1998
-----------------------
(William Porter Payne)

*  Andrew C. Taylor          Director                             September 25, 1998
-----------------------
(Andrew C. Taylor)

*  Douglas A. Warner III     Director                             September 25, 1998
-----------------------
(Douglas A. Warner III)

*  William H. Webster        Director                             September 25, 1998
-----------------------
(William H. Webster)

*  Edward E. Whitacre, Jr.   Director                             September 25, 1998
-----------------------
(Edward E. Whitacre, Jr.)







* JOBETH G. BROWN
 ----------------------        September 25, 1998
 JoBeth G. Brown
 Attorney in Fact

                              EXHIBIT INDEX



Exhibit 23.1 -Consent of Independent Accountants

Exhibit 23.2 -Consent of Independent Accountants

Exhibit 23.3 -Consent of Independent Accountants

Exhibit 24.1 -Power of Attorney

Exhibit 24.2 -Resolution authorizing signature by certain officers of the
              Company.

Exhibit 99.1 - Form 11-K, Annual Report of the Anheuser-Busch
              Deferred Income Stock Purchase and Savings Plan for the fiscal year ended March 31, 1998.

Exhibit 99.2 - Form 11-K, Annual Report of the Anheuser-Busch
              Deferred Income Stock Purchase and Savings Plan (For Employees Covered by a Collective Bargaining Agreement) for the fiscal year ended March 31, 1998.

Exhibit 99.3 - Form 11-K, Annual Report of the Anheuser-Busch
              Deferred Income Stock Purchase and Savings Plan (For Certain Hourly Employees of Anheuser-Busch Companies, Inc. and its Subsidiaries) for the fiscal year ended March 31, 1998.