Form 10-Q
period 1998-09-30
ANHEUSER BUSCH COMPANIES INC
filed 1998-11-12
CIK 310569

SECURITIES AND EXCHANGE COMMISSION


                              WASHINGTON, D.C. 20549

                                     FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                      of the Securities Exchange Act of 1934


                      For Quarter Ended September 30, 1998


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


           $1 Par Value Common Stock - 477,918,663 shares as of
           September 30, 1998.


     CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

     Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)

                                                Third Quarter Ended  Nine Months Ended
                                                    September 30,        September 30,
(In millions, except per share data)               1998      1997      1998      1997
---------------------------------------------------------------------------------------
Sales........................................... $3,651.1 $3,584.9  $10,123.9  $9,912.1
  Less excise taxes.............................   (529.1)  (483.3)  (1,488.1) (1,353.3)
                                                 --------------------------------------
Net sales.......................................  3,122.0  3,101.6    8,635.8   8,558.8
  Cost of products and services................. (1,895.6)(1,923.6)  (5,397.8) (5,390.2)
                                                 --------------------------------------
Gross profit....................................  1,226.4  1,178.0    3,238.0   3,168.6
  Marketing, distribution and administrative
  expenses......................................   (534.5)  (519.2)  (1,418.6) (1,395.5)
                                                 --------------------------------------
Operating income................................    691.9    658.8    1,819.4   1,773.1
Other income and expenses:
  Interest expense..............................    (70.7)   (69.6)    (218.4)   (192.1)
  Interest capitalized..........................      2.6     10.3       19.7      30.1
  Interest income...............................      1.3      1.4        4.4       5.3
  Other income/(expense), net...................      1.1      1.0       (3.0)      2.1
                                                 --------------------------------------
Income before income taxes......................    626.2    601.9    1,622.1   1,618.5
Provision for income taxes......................   (237.9)  (231.1)    (616.6)   (621.6)
Equity income, net of tax.......................     20.0     22.7       59.2      35.5
                                                 --------------------------------------
Net income......................................    408.3    393.5    1,064.7   1,032.4
Retained earnings, beginning of period..........  8,008.8  7,325.4    7,604.9   6,924.5
Common stock dividends (per share: 3rd quarter,
  1998--$.28; 1997--$.26; nine months, 1998-
  $.80; 1997--$.74).............................   (134.8)  (127.7)    (387.3)   (365.7)
                                                 --------------------------------------
Retained earnings, end of period................ $8,282.3 $7,591.2   $8,282.3  $7,591.2
                                                 =======================================
Basic earnings per share........................ $     .85 $    .80  $    2.20 $    2.09
                                                 =======================================
Diluted earnings per share...................... $     .84 $    .79  $    2.18 $    2.06
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

         The following table sets forth the components of comprehensive income for the third quarter and nine months of 1998 (in millions):
-----------------------------------------------------------------------------------------------


                                                  QUARTER ENDED           NINE MONTHS ENDED
                                                  SEPTEMBER 30,             SEPTEMBER 30,
                                                 1998        1997         1998           1997
                                              ----------  ----------   ----------    ----------
Net Income                                      $408.3     $393.5       $1,064.7      $1,032.4


Foreign currency translation adjustment            6.7       (8.1)           8.7        (200.5)

                                              -------------------------------------------------
Comprehensive Income                            $415.0     $385.4       $1,073.4        $831.9

                                              =================================================
-----------------------------------------------------------------------------------------------

3. NEW DERIVATIVES ACCOUNTING STANDARD

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


CONSOLIDATED BALANCE SHEET
Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)

                                                  SEPTEMBER 30,
                                              -------------------
(In millions)                                 1998           1997
--------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
Cash and marketable securities...........  $  126.5        $ 116.2
Receivables, less allowance for
  doubtful accounts......................     798.4          804.3
Inventories:
  Raw materials and supplies.............     321.8          292.1
  Work in progress.......................      92.6           85.0
  Finished goods.........................     199.2          155.8
    Total inventories....................     613.6          532.9
Other current assets.....................     189.3          180.4
                                          ------------------------
  Total current assets...................   1,727.8        1,633.8

INVESTMENTS IN AFFILIATED COMPANIES......   1,857.6        1,228.6
INVESTMENTS AND OTHER ASSETS.............   1,095.5        1,071.4
PLANT AND EQUIPMENT, NET.................   7,853.8        7,608.8
                                          ------------------------
  TOTAL ASSETS........................... $12,534.7      $11,542.6
                                          ========================
LIABILITIES AND SHAREHOLDERS EQUITY
CURRENT LIABILITIES:
  Accounts payable....................... $   763.1      $   702.0
  Accrued salaries, wages and benefits...     251.6          230.6
  Accrued taxes..........................     284.1          264.0
  Other current liabilities..............     368.5          355.6
                                          ------------------------
    Total current liabilities............   1,667.3        1,552.2
                                          ------------------------
POSTRETIREMENT BENEFITS..................     522.8          525.9
                                          ------------------------
LONG-TERM DEBT...........................   4,735.9        4,065.6
                                          ------------------------
DEFERRED INCOME TAXES....................   1,345.3        1,257.1
                                          ------------------------
SHAREHOLDERS EQUITY:
  Common stock...........................     711.8          708.7
  Capital in excess of par value.........   1,067.9          982.4
  Retained earnings......................   8,282.3        7,591.2
  Foreign currency translation adjustment    (205.3)        (209.3)
                                          ------------------------
                                            9,856.7        9,073.0
  Treasury stock, at cost................  (5,346.1)      (4,649.1)
  ESOP debt guarantee....................    (247.2)        (282.1)
                                          ------------------------
                                            4,263.4        4,141.8
                                          ------------------------
COMMITMENTS AND CONTINGENCIES............     --              --
                                          ------------------------
TOTAL LIABILITIES AND SHAREHOLDERS EQUITY $12,534.7    $  11,542.6
                                          ========================

                                       5

CONSOLIDATED STATEMENT OF CASH FLOWS

Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)

                                            Nine months ended September 30,
                                            -------------------------------
(In millions)                                             1998      1997
---------------------------------------------------------------------------
  CASH FLOW FROM OPERATING ACTIVITIES:
    Net income.........................................$1,064.7   $ 1,032.4
    Adjustments to reconcile net income to cash
      provided by operating activities:
        Depreciation and amortization..................   548.4       501.1
        Increase in deferred income taxes..............    51.7        48.9
        Undistributed earnings of affiliated companies.   (49.4)      (35.5)
        (Increase) Decrease in noncash working capital.     1.9       (24.1)
        Other, net.....................................     3.7       (76.1)
                                                        ---------- --------
    Cash provided by operating activities.............. 1,621.0     1,446.7
                                                        ---------- --------
  CASH FLOW FROM INVESTING ACTIVITIES:
    Capital expenditures...............................  (603.8)     (880.4)
    New business acquisitions..........................  (556.5)     (619.2)
                                                        ---------- --------
    Cash (used for) investing activities...............(1,160.3)   (1,499.6)
                                                        ---------- --------
  CASH FLOW FROM FINANCING ACTIVITIES:
    Increase in long-term debt.........................   435.2       914.5
    Decrease in long-term debt.........................   (30.0)      (86.5)
    Dividends paid to stockholders.....................  (387.3)     (365.7)
    Acquisition of treasury stock......................  (552.8)     (442.9)
    Shares issued under stock plans....................    53.4        56.1
                                                        ---------- --------
    Cash provided by (used for) financing activities...  (481.5)       75.5
                                                        ---------- --------
    Net increase (decrease) in cash and marketable
      securities during the period.....................   (20.8)       22.6
    Cash and marketable securities, beginning of
      period...........................................   147.3        93.6
                                                        ---------- --------
    Cash and marketable securities, end of period...... $ 126.5      $116.2
                                                        ===================


  Additional information regarding the company's financial position and business can be obtained by reference to the Anheuser-Busch Companies, Inc. Annual Report on Form 10-K for the year ended December 31, 1997.

    Item 2. Management's Discussion and Analysis of Operations and Financial Condition


INTRODUCTION
------------

     This discussion summarizes the significant factors affecting the  consolidated  operating  results,  financial  condition  and liquidity/cash flows of Anheuser-Busch Companies,  Inc.  for  the third  quarter and nine months ended September 30, 1998  compared to  the  third quarter and nine months ended September 30,  1997,

and the year ended December 31, 1997.  This discussion should  be read  in  conjunction with the Consolidated Financial  Statements and  Notes  thereto included in the company's  Annual  Report  to

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



GRUPO MODELO INVESTMENT
-----------------------

     On September 14, 1998, the company completed the purchase of an  additional  13.25  % of Diblo, S.A. de  C.V.,  the  operating subsidiary of Grupo Modelo, S.A. de C.V., Mexico's largest brewer and  leading exporter of beer in Mexico.  The purchase price  was

$556.5  million,  bringing Anheuser-Busch's total  investment  to

$1.6  billion.  The additional investment will increase Anheuser-

Busch's  total  direct and indirect holdings  in  Grupo  Modelo's operating subsidiary, Diblo, to 50.2%. The increase in ownership will not give Anheuser-Busch voting control of either Grupo

Modelo  or Diblo.  As such, the company will continue to  account for its Modelo investment on the equity basis.



THIRD QUARTER AND NINE MONTHS 1998 FINANCIAL RESULTS
----------------------------------------------------

      Key operating results for the third quarter and nine months of  1998  versus  the comparable periods in 1997  are  summarized below:

-----------------------------------------------------------------------------
|                            Third Quarter (in millions, except per share)  |
|                            ---------|-----------|--------------------------
|                               1998  |    1997   |      1998 vs. 1997      |
|                            ---------|-----------|--------------------------
|                                     |           |        $   |     %      |
| Gross Sales                 $3,651  |  $3,585   |    Up $66  |  Up 1.8%   |
| Excise Taxes                  $529  |    $483   |    Up $46  |  Up 9.5%   |
| Net Sales                   $3,122  |  $3,102   |    Up $20  |  Up 0.7%   |
| Operating Income              $692  |    $659   |    Up $33  |  Up 5.0%   |
| Equity Income, Net of Tax      $20  |     $23   |    Dn $3   |  Dn 11.5%  |
| Net Income                    $408  |    $393   |    Up $15  |  Up  3.8%  |
| Diluted Earnings per Share    $.84  |    $.79   |    Up $.05 |  Up  6.3%  |
-----------------------------------------------------------------------------


------------------------------------------------------------------------------
|                                    Nine Months Ended September 30          |
|                                    (in millions, except per share)         |
|                            -------------------------------------------------
|                                     |           |      1998 vs. 1997       |
|                                     |           |---------------------------
|                             1998    |  1997     |     $      |     %       |
|                            ---------|-----------|------------|--------------
|                                     |           |            |             |
|Gross Sales                 $10,124  | $9,912    |  Up $212   |  Up 2.1%    |
|Excise Taxes                 $1,488  | $1,353    |  Up $135   | Up 10.0%    |
|Net Sales                    $8,636  | $8,559    |  Up $77    |  Up 0.9%    |
|Operating Income             $1,819  | $1,773    |  Up $46    |  Up 2.6%    |
|Equity Income, Net of Tax       $59  |    $35    |  Up $24    | Up 67.0%    |
|Net Income                   $1,065  | $1,032    |  Up $33    |  Up 3.1%    |
|Diluted Earnings per Share    $2.18  |  $2.06    |  Up $.12   |  Up 5.8%    |
------------------------------------------------------------------------------


RESULTS OF OPERATIONS
---------------------

     Anheuser-Busch  achieved gross sales  of  $3.7  billion  and

$10.1  billion, and net sales of $3.1 billion and  $8.6  billion,

respectively in the third quarter and nine months of 1998.   This

represents  gross sales increases over 1997 of  $66  million,  or

1.8%,  for the third quarter and $212 million, or 2.1%,  for  the nine  months.  Net sales increased over 1997 by $20  million,  or

0.7%,  and $77 million, or 0.9%, for the third quarter  and  nine

months,  respectively.   For  the  third  quarter  of  1998   the

increases are due to higher domestic beer sales volume, partially offset  by  lower sales from international beer and entertainment

operations.   Increases for the nine months of 1998  are  due  to
higher  domestic  volume partially offset by lower  international beer  sales.  For both the third quarter and nine months of 1998,

gross  sales and excise taxes include the impact of consolidating the  Stag Brewery operations in the United Kingdom versus  equity accounting in 1997.



     The  company's beer volume information for the third quarter and nine months of 1998 is summarized in the following table:



------------------------------------------------------------------------------------
|                              Beer Volume (millions of barrels)                   |
------------------------------------------------------------------------------------
|                               Third Quarter         || Nine Months Ended Sept. 30|
|                           --------------------------||----------------------------
|                                 |    vs. 1997       ||      |   vs. 1997         |
|                                 |-------------------||      |---------------------
|                            1998 |  Barrels     %    || 1998 |   Barrels   %      |
|                           ------|---------  ------- || -----|   ------- -------  |
|                                 |                   ||      |                    |
|Domestic..................  25.3 |  Up 0.8   Up 3.3% || 70.9 |   Up 2.3  Up 3.3%  |
|International.............   1.9 |     -     Up 1.3% ||  5.2 |   Up 0.1  Up 1.8%  |
|                           ------|---------  ------- || -----|   ------- -------  |
|Worldwide - A-B Brands....  27.2 |  Up 0.8   Up 3.1% || 76.1 |   Up 2.4  Up 3.2%  |
|                                 |                   ||      |                    |
|International Equity             |                   ||      |                    |
|    Partner Brands........   2.9 |  Up 0.3  Up 12.0% ||  7.9 |   Up 3.3 Up 74.3%  |
|                           ------|---------  ------- || -----|   ------- -------  |
|                                 |                   ||      |                    |
|Total Brands..............  30.1 |  Up 1.1   Up 3.9% || 84.0 |   Up 5.7  Up 7.3%  |
|                           ======|=========  ======= || =====|   ======= =======  |
------------------------------------------------------------------------------------






      Worldwide volume for Anheuser-Busch beer brands was up 3.1%

in the third quarter and 3.2% for the nine months of 1998.  Total volume,  which combines equity volume (representing the company's share  of  its  foreign equity partner barrelage) with  worldwide

Anheuser-Busch brand volume, was up 1.1 million barrels, or 3.9%,

in the third quarter and up 5.7 million barrels, or 7.3%, for the

nine  months.   International equity partner brands reflects  the

company's 37% ownership interest in Grupo Modelo brands  for  the nine months of 1998, compared with a combination of 37% ownership interest in the third quarter and 17.7% for the first six  months during 1997.



     Anheuser-Busch's reduction in price discounting initiated at

the  beginning of 1998 is generating positive results.   Domestic

revenue  per barrel was level in the third quarter 1998  compared to  the same period last year and up 1.4% compared to the end  of

1997.



      The  company  initiated  its  planned  revenue  enhancement strategy  of  additional discount reductions or  selective  price increases in approximately 70% of the country, representing about

50% of the company's volume, at the beginning of October 1998 and

although   in   the   early  stages,  preliminary   results   are

encouraging.  The company anticipates domestic revenue per barrel growth  will  resume in the fourth quarter 1998 compared  to  the same  period  last  year.  This improved pricing  environment  is expected to support accelerated profit growth in 1999.

     Anheuser-Busch domestic beer shipments grew 3.3% in both the third  quarter and for the nine months of 1998.  The increase  in domestic beer shipments reflects strong retail demand, with sales-

to-retailers  up  more  than 4% for  the  third  quarter  and  up approximately 4% for the nine months.  A portion of the sales-to-

retailers  increase  was  due to pre-buying  in  advance  of  the

October  price increase.  Bud Family sales-to-retailers increased over 3% for the nine months of 1998 compared to last year, led by

Bud  Light  which continues to grow at a double-digit pace.   The

third  quarter  of  1998  included the single  highest  sales-to-

retailers month in Anheuser-Busch and industry history  ---  with

9.1 million barrels of beer sold in July.



     The  company's domestic market share (excluding exports) for the  nine months of 1998 was 45.9%, an increase of 0.7 percentage points  over 1997 market share of 45.2%.  Including exports,  the company's share of U.S. shipments was 45.7% versus 44.9% for  the nine  months  of 1997.  Domestic market share and share  of  U.S.

shipments  are  determined  based  on  industry  sales  estimates provided by the Beer Institute.  Anheuser-Busch has led the  U.S.

brewing industry in sales volume and market share since 1957.





     International beer volume (excluding equity partner  brands)

was  up 1.3 percent in the third quarter and 1.8 percent for  the nine  months  of  1998 compared to the same  periods  last  year.

Positive   sales  volume  performances  in  the  United  Kingdom,

Ireland,  Continental Europe and Canada were partially offset  by sales declines in Asia.  Operating profits declined for the  nine months due to the weakness in Japan.



      In  Japan, Anheuser-Busch performance has been impacted  by lower  industry sales due to the current economic  recession  and

introduction   of  a  tax-advantaged  happoshu   beer   category.

Anheuser-Busch   has  introduced  its  own   happoshu   beer   to

participate  in this growing segment and announced a  significant restructuring  of  the sales force.  Although  the  restructuring will result in a one-time charge in the fourth quarter 1998,  the initiatives  should lead to lower costs and improved  performance in 1999.



      In  June  1998,   the  company  restructured  its  alliance

granting Labatt Brewing Company perpetual rights to brew and sell the Budweiser and Bud Light brands in Canada. In return, Labatt will significantly increase marketing support behind the two brands  and  provide  Anheuser-Busch  with  a  greater  share  of associated  profits.  Budweiser is currently  the  third-largest-

selling beer in Canada.



     During the second quarter of 1998, the company completed its expansion  of the Wuhan brewery in China.  The expansion  doubles

Wuhan's capacity, bringing it to 2.1 million barrels.



      Cost  of  products and services was $1.9 billion  and  $5.4 billion,  respectively, for the third quarter and nine months  of

1998,  decreasing 1.5% and increasing 0.1% compared to  the  same periods in 1997.



     The  change in costs of products and services in  the  third quarter  and nine months of 1998 is primarily due to a change  in the  method  of  accounting for the Stag  brewery  operation  and improved  brewery operating efficiencies.  In 1997,  before  Stag was  100% owned by Anheuser-Busch, the company accounted for  its

50%  share  of  the operations under the equity  method.   Excise

taxes  paid  on  beer  sold were included in  the  cost  of  beer

purchased   from   Stag.   In  1998,  under  full   consolidation

accounting,  excise  taxes are shown as a  deduction  from  gross sales.



     Gross profit as a percentage of net sales was 39.3% for  the third  quarter 1998, an increase of 1.3 percentage points  versus the third quarter 1997, and 37.5% for the nine months of 1998, an increase of 0.5 percentage points versus prior year.



      Marketing, distribution and administrative expenses for the third  quarter  1998  were $534.5 million  compared  with  $519.2 million for the third quarter 1997, an increase of $15.3 million,

or  2.9%.  For the nine months of 1998, these expenses were $1.42 billion,  an  increase of $23.1 million, or 1.7%,  compared  with

$1.4  billion  in  1997.  The increase for the third  quarter  is primarily  attributable  to higher international  beer  marketing costs  and  higher  domestic distribution costs  associated  with expanded  company-owned  territory.  For  the  nine  months,  the increase  is  primarily due to higher domestic and  international marketing expense in support of premium brands, primarily the Bud

Family,  partially  offset by reduced general and  administrative costs.



      Operating  income  for the third quarter  1998  was  $691.9 million,  an  increase  of  $33.1  million,  or  5.0%,  over  the comparable period last year. Operating income for the nine months of  1998 was $1.8 billion, an increase of $46.3 million, or  2.6%
versus  the nine months of 1997. The increase in operating income for  the  third  quarter  and nine months  is  primarily  due  to increased domestic beer sales volume, continued brewery operating

efficiencies   and  improved  performance  by  can  manufacturing

operations,  partially offset by lower entertainment profits  due to weakness in Florida, and lower results from international beer operations primarily due to weakness in Japan.



     Equity income, net of tax, decreased $2.7 million, or 11.5%,

to  $20.0  million,  for the third quarter  and  increased  $23.7 million, or 67.0%, to $59.2 million, for the nine months of 1998.

The  third  quarter decline in equity income is entirely  due  to depreciation in the value of the Mexican peso during  the  period and  the  impact  of hyperinflation accounting, which  more  than

offset   Modelo's  strong  underlying  sales  volume  and  profit

performance.   The increase for the nine months  is  due  to  the

company's  larger  equity stake in Grupo Modelo  and  the  strong underlying results of Modelo operations, partially offset by peso depreciation and hyperinflation accounting.



     For  the  nine  months of 1998, equity income  reflects  the company's  37%  share  of net earnings of Modelo  (December  1997 through August 1998 reported on a one-month-delay basis) compared with  a 37% ownership interest in the third quarter (June through

August  1997  on a one-month-delay) and 17.7% for the  first  six months  of  1997 (January through May 1997 only, consistent  with the initial adoption of the equity method of accounting).



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

The  Task Force and the SEC will reconsider Mexico's inflationary

status   in  November  1998  to  determine  if  hyperinflationary

accounting  should  continue  into  1999.  The  change  to   non-

hyperinflation accounting, when approved by the SEC, is  expected to  be favorable to Anheuser-Busch due to the strong net monetary asset position of Modelo.



      Net  interest cost (interest expense less interest  income)

was $69.4 million for the third quarter 1998, an increase of $1.2 million, or 1.6%, compared to net interest cost of $68.2  million for  the  third  quarter 1997.  Net interest cost  for  the  nine months  of 1998 was $214.0 million, an increase of $27.2 million,

or 14.5%, over net interest cost of $186.8 million for the corresponding period in 1997. The increases in 1998 compared to similar  1997  periods  reflect higher average  outstanding  debt balances  during  the  periods, primarily due  to  the  increased

Modelo investments.



     Interest capitalized declined $7.7 million and $10.4 million for  the  third quarter and nine months of 1998, to $2.6  million and $19.7 million, respectively.  The decreases are the result of lower  construction-in-progress balances due to  reduced  capital expenditures  as the company completes its brewery  modernization projects.



      The  components  of other income/(expense),  net,  provided income  of  $1.1  million  for the third  quarter  and  reflected

expense  of  $3.0  million for the nine months  of  1998.   Other

income/(expense), net, includes numerous items of a  nonoperating nature  which  do  not have a material impact  on  the  company's consolidated results of operations, either individually or in the aggregate.



     The  effective tax rate was 38.0% of pretax earnings for the third  quarter  and  nine  months  of  1998,  a  decline  of  0.4 percentage  points in both periods versus the comparable  periods in 1997.  The decline is principally due to lower state taxes.



       Net income was $408.3 million for the third quarter 1998, an increase of $14.8 million, or 3.8%, compared to the third quarter

1997.   For the nine months of 1998, net income was $1.1 billion,

an increase of $32.3 million, or 3.1%, compared to 1997.



     Diluted  earnings per share for the third quarter 1998  were

$.84, an increase of $.05, or 6.3%, compared to the third quarter

1997.   For  the nine months of 1998, diluted earnings per  share

were  $2.18,  an  increase of $.12, or 5.8%,  compared  to  1997.

Diluted  earnings  per  share are based on the  weighted  average outstanding  shares of the company's common stock.  Earnings  per share  growth continues to benefit from fewer shares  outstanding

due  to  the  company's  ongoing share repurchase  program.   The

company has repurchased over 11.5 million shares through the nine months of 1998 and continues to anticipate the repurchase in 1998 of  approximately 3% of total shares outstanding at the beginning of the year.

FINANCIAL CONDITION
-------------------

     Cash and marketable securities at September 30, 1998 totaled

$126.5  million, representing an increase of $10.3  million  from

September 30, 1997 and a decrease of $20.8 million since December

31,  1997.   The principal source of the company's cash  flow  is

cash  generated by operations.  Additional sources of cash during the  twelve-month period ended September 30, 1998 were  financing activities, as outlined below.  Principal uses of cash during the period  were capital expenditures, share repurchases,  dividends,

and the additional Modelo investment.



      Total  long-term debt increased $670.3 million  during  the twelve-month  period ended September 30, 1998.  The net  increase in debt during this period is shown below, by key component:


     Debt  Issuances...$790.2 million,  comprised  of  the following:
     ---------------
          -    $200.0 million of long-term notes (interest rates: $100.0 million at 5.375% and $100.0 million at 5.65%)

          - $200.0 million of debentures (interest rates: $100.0 million at 6.75% and $100.0 million at 6.5%)

          -    $167.3 million of commercial paper (wtd. avg. interest rate: 5.6%)

          -    $162.8 million of dual-currency notes (quarterly floating interest rate)

          -    $20.8 million of industrial revenue bonds (various fixed interest rates)

          -    $39.3 million of other miscellaneous borrowings


     Debt  Reduction...$119.9 million, comprised  of  the following:
     ---------------
          -    $45.0 million of debentures (interest rates: $22.5 million at 8.625%
               and $22.5 million at 8.5%)

          -    $40.0 million of medium-term notes (various fixed interest rates)

          -    $34.9 million reduction of the ESOP debt guarantee (interest rate: 8.3%)



     At  September 30, 1998, $698.1 million of commercial  paper borrowings  were  outstanding,  an  increase  of  $167.3  million compared  to  the September 30, 1997 balance and  $106.1  million over  the  balance  at  December 31, 1997.  Commercial  paper  is

classified  as  long-term  debt  since  it  is  intended  to   be

maintained  on  a  long-term basis with on-going  credit  support provided by the company's $1 billion revolving credit agreement.



     Capital  expenditures  during the third  quarter  1998  were

$159.7  million compared to $283.5 million for the third  quarter

1997,  a decrease of $123.8 million, or 43.7%, and $603.8 million for  the  nine months of 1998 versus $880.4 million for  1997,  a decrease  of $276.6 million, or 31.4%.  Capital expenditures  are

down   compared  to  the  prior  year  due  to  reduced   brewery

modernization expenditures.



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



SYSTEM-RELATED YEAR 2000 COSTS
-------------------------------

     Anheuser-Busch  has  identified  its  significant   systems,

facilities  and  equipment  issues  related  to  Year  2000  date

recognition  for  key  accounting  and  operating  systems.   The

company is working to resolve the Year 2000 matter through either the  replacement  of existing systems with new  Year  2000  ready systems or reprogramming of existing systems.  There may be  some diversion  of  information  systems funding  for  the  year  2000 effort, but material delays of critical non-Year 2000 information technology  initiatives are not anticipated.  Completion  of  all reprogramming,  hardware replacement and appropriate  testing  is expected prior to June 30, 1999.



     All  costs  related  to  the assessment,  reprogramming  and testing of existing systems for the Year 2000 effort are expensed as  incurred.  Costs associated with replacement of hardware that is not Year 2000 ready will be capitalized in accordance with the company's existing fixed asset accounting policies.  The  company has  incurred  Year  2000-related  reprogramming  costs  of  $9.2 million  for  the  first nine months of 1998, compared  to  total costs  of  $6.6 million for the full year 1997 and nominal  costs
for  1996.   The  company estimates incurring an additional $27

million to complete the Year 2000 reprogramming effort.  Hardware replacement costs are not expected to be significant.



     Although  the  company expects to be Year  2000  ready  when necessary, failure of the company or significant key suppliers or customers  to be fully Year 2000 ready could potentially  have  a

material   adverse  impact  on  the  results  of  the   company's

operations.  However, due to the many factors involved, including factors  impacting third parties which the company cannot readily ascertain,  Anheuser-Busch is currently unable  to  estimate  the potential  impact.  The company is currently assessing  important third  party Year 2000 preparedness and is working with  its  key suppliers and customers to ensure Year 2000 issues are adequately addressed to the extent possible.  In that regard, the company is developing  methodology to monitor those third party  remediation efforts.



     The  company  considers the likelihood  of  Year  2000  non-

readiness by Anheuser-Busch to be remote, but is currently unable to  determine  the likelihood of Year 2000 non-readiness  by  key suppliers or customers.  Contingency plans are being developed to ensure  critical operations continue uninterrupted in  the  event either  Anheuser-Busch  or key suppliers or  customers  fails  to resolve  their  respective year 2000 issues in a  timely  manner.

Such plans will be in place prior to December 31, 1999.


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



                   PART II - OTHER INFORMATION
                   ---------------------------

ITEM 1.  Legal Proceedings

     As reported in the Company's Form 10-K for the fiscal year ended December 31, 1997, in connection with its initial

investment in Grupo Modelo and its operating subsidiary, Diblo,

the Company acquired options to purchase additional interests in

Group Modelo and Diblo from trusts for the benefit of certain shareholders of Grupo Modelo and Diblo (the "Controlling

Shareholders"), including the wife of Carlos Fernandez G., a director of the Company, and other members of his family, and entered into an investment agreement with Grupo Modelo, Diblo and the Controlling Shareholders.  In connection with the exercise by the Company of its option to purchase an additional 13.25% share in Diblo in 1997, the Company and the Controlling Shareholders

pursued arbitration to resolve a dispute concerning the purchase price of the Diblo option shares, using the procedures specified in the investment agreement.



      On September 4, 1998, the arbitration panel determined that the  Company would pay approximately $556 million (U.S.) for  the

Diblo option shares.  On September 14, 1998, the Company and  the

Controlling Shareholders completed the purchase and sale  of  the

Diblo  option shares in accordance with the terms of the decision of the arbitration panel.





ITEM 5.  Other Information

Labor Negotiations
------------------

      Talks  with  the  Teamsters union  regarding  a  new  labor agreement  covering  U.S. brewery employees  represented  by  the

union   are  at  impasse  and,  as  a  result,  the  company   is

implementing  its  final  contract offer.   Implementation  began

September 21, 1998.  The company's final offer includes  an  11.5 percent pay increase over the five-year life of the contract  and enhanced  pension  benefits.  Also  included  in  the  offer  are provisions to support productivity improvement, promote workplace flexibility, reduce absenteeism, improve the grievance  procedure and institute a random drug-testing program.



     In  late  July,  results of a second vote on  the  company's final  offer  showed  that  46 percent of  those  voting  favored ratification.



      On  September 18, 1998, the National Labor Relations  Board

notified  the  company  that all charges made  by  the  Teamsters against  the company relating to national bargaining  issues  had been  dismissed,  validating Anheuser-Busch's position  that  the company bargained in good faith. New charges have been filed by the

Teamsters in connection with the implementation and are currently under investigation by the National Labor Relations Board.



      On  October 22, 1998, members of St. Louis Teamsters  Local

367, representing about 68 Firemen and Oilers, walked off the job

at   the  St.  Louis  brewery.   Other  local  St.  Louis  unions

representing  approximately  1,700  employees  at   the   brewery
indicated they would honor the picket lines.  The strike ended on

October  23 with no change in the implemented offer and employees represented  by the Teamsters reported back to work the  week  of

October  26.   The  St.  Louis brewery was operated  by  salaried

personnel  during the strike and there was no disruption  in  the production or distribution of the company's products.  Operations at the company's other 11 breweries were unaffected.



Justice Department Inquiry
--------------------------

     In  September  1998,  the  Justice Department  informed  the company  that  it  has  discontinued its investigation  into  the distribution  and  sale  of  beer  in  the  U.S.,  including  the marketing  and distribution policies and practices  of  Anheuser-

Busch and its major competitors.







Item 6.  Exhibits and Reports on Form 8-K

    (a)   Exhibits
          --------

     12 - Ratio of Earnings to Fixed Charges

     27 - Financial Data Schedule


    (b)  Reports on Form 8-K

      No reports on Form 8-K were filed during the three month period ending September 30, 1998.

                           SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                           ANHEUSER-BUSCH COMPANIES, INC.
                          (Registrant)

                             /s/ W. Randolph Baker
                           ___________________________________
                           W. Randolph Baker
                           Vice President and Chief Financial Officer
                          (Chief Financial Officer)
                           November 12, 1998





                             /s/ John F. Kelly
                           _________________________________
                           John F. Kelly
                           Vice President and Controller
                          (Chief Accounting Officer)
                           November 12, 1998