Form 10-K405
period 1998-12-31
ANHEUSER BUSCH COMPANIES INC
filed 1999-03-25
CIK 310569

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                    FORM 10-K

/X/       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                           OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

                            ________________________


          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                             NAME OF EACH EXCHANGE
                    TITLE OF EACH CLASS                                       ON WHICH REGISTERED
                    -------------------                                      ---------------------
COMMON STOCK--$1 PAR VALUE                                                  NEW YORK STOCK EXCHANGE
PREFERRED STOCK PURCHASE RIGHTS                                             NEW YORK STOCK EXCHANGE
6 1/2% SINKING FUND DEBENTURES, DUE JANUARY 1, 2028                         NEW YORK STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE

                            ________________________


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

                      $36,101,922,686 AS OF FEBRUARY 26, 1999

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

       $1 PAR VALUE COMMON STOCK 475,927,117 SHARES AS OF MARCH 8, 1999

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of Annual Report to Shareholders for the Year
      Ended December 31, 1998...............................    PART I, PART II, and PART IV

    Portions of Definitive Proxy Statement for Annual
      Meeting of Shareholders on April 28, 1999.............    PART III

================================================================================

                                     PART I

ITEM 1. BUSINESS

    Anheuser-Busch Companies, Inc. (the "Company") is a Delaware corporation that was organized in 1979 as the holding company parent of Anheuser-Busch, Incorporated ("ABI"), a Missouri corporation whose origins date back to 1875. In addition to ABI, which is the world's largest brewer of beer, the Company is also the parent corporation to a number of subsidiaries that conduct various other business operations. The Company's operations are comprised of the following business segments: domestic beer, international beer, packaging, and entertainment. Financial information with respect to the Company's business segments appears in Note 5, "Business Segments," on pages 60-61 of the 1998 Annual Report to Shareholders, which Note hereby is incorporated by reference.

    Domestic beer volume was 92.7 million barrels in 1998 as compared with 89.6 million barrels in 1997. Worldwide sales of the Company's beer brands aggregated
99.8 million barrels in 1998 as compared with 96.6 million barrels in 1997 and accounted for approximately 82% of the Company's consolidated net sales dollars in 1998, 1997 and 1996, respectively. Worldwide beer volume is comprised of domestic and international volume. Domestic volume represents Anheuser-Busch beer produced and shipped within the United States. International volume represents Anheuser-Busch brands produced overseas by Company-owned breweries and under license and contract brewing agreements, plus exports from the Company's U.S. breweries to markets around the world. Total volume includes the Company's pro rata share of the volume of international equity partners, Grupo Modelo, S.A. de C.V. and Companhia Antarctica Paulista, combined with worldwide Anheuser-Busch brand volume. Total beer volume was 111.0 million barrels and
103.4 million barrels in 1998 and 1997, respectively.

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

DOMESTIC BEER OPERATIONS

    The Company's principal product is beer, produced and distributed by its subsidiary, ABI, in a variety of containers primarily under the brand names Budweiser, Bud Light, Bud Dry, Bud Ice, Bud Ice Light, Michelob, Michelob Light, Michelob Dry, Michelob Golden Draft, Michelob Golden Draft Light, Michelob Classic Dark, Michelob Malt, Michelob Amber Bock, Michelob Pale Ale, Michelob Honey Lager, Michelob Porter, Michelob Hefe-Weizen, Busch, Busch Light, Busch Ice, Natural Light, Natural Ice, King Cobra, Red Wolf Lager, ZiegenBock Amber, Hurricane Malt Liquor, Hurricane Ice, Pacific Ridge Ale, Catalina Blonde, Tequiza, and Safari Lager. ABI's products also include three non-alcohol malt beverages, O'Doul's, Busch NA, and O'Doul's Amber. Pacific Ridge Ale and Michelob Malt were introduced during 1998. During 1998, ABI discontinued Michelob Amber Lager, Michelob Centennial, Michelob Maple Brown, Michelob Spiced Ale, Faust Golden Lager, Black & Tan Porter, Muenchener Munich Style Amber, Natural Pilsner, Elk Mountain Red Lager, Michelob Golden Pilsner, American Hop Ale, Michelob Pilsner, O'Doul's Caffeine, and Meridian Blonde. The Company imports Azteca from Cevercia Mexicana in Tecate, Mexico. ABI owns a 25% equity interest in Seattle-based Redhook Ale Brewery, Inc. Through this alliance, Redhook products are distributed exclusively by ABI wholesalers in all new U.S. markets entered by Redhook since 1994. ABI also owns a 31% interest in Portland-based Widmer Brothers Brewing Company. Widmer products are distributed exclusively by ABI wholesalers in all new U.S. markets entered by Widmer since 1997. The Company also brews Kirin Light, Kirin Lager, and Kirin-Ichiban through a joint venture agreement with Kirin Brewery Company, Ltd., of Japan for sale in the United States.

    Budweiser, Bud Light, Bud Dry, Bud Ice, Bud Ice Light, Michelob, Michelob Light, Michelob Dry, Michelob Golden Draft, Michelob Golden Draft Light, Michelob Classic Dark, Michelob Amber Bock, Michelob Honey Lager, Michelob Pale Ale, Michelob Porter, Michelob Hefe-Weizen, Busch, Busch Light, Natural Light, Natural Ice, Red Wolf Lager, ZiegenBock Amber, Pacific Ridge Ale, Azteca, Widmer Biers products, Redhook Ales, O'Doul's, and O'Doul's Amber are sold in both draught and packaged form. Busch Ice, King Cobra, Hurricane Malt Liquor, Michelob Malt, Catalina Blonde, Hurricane Ice, Kirin Lager, Kirin Light, Kirin-Ichiban, Tequiza, and Busch NA are sold only in packaged form. Safari Lager is sold only in draught form.

    Budweiser, Bud Light, Bud Ice, Bud Ice Light, Michelob, Michelob Light, Natural Light, Natural Ice, Red Wolf Lager, Michelob Honey Lager, Michelob Hefe-Weizen, O'Doul's Amber, and O'Doul's are distributed and sold on a nationwide basis. Busch, Busch Light, Bud Dry, and Michelob Amber Bock are sold in 49 states; King Cobra in 48 states; Michelob Pale Ale and Busch NA in 47 states; Michelob Dry in 46 states; Michelob Classic Dark in 45 states; Hurricane Malt Liquor in 44 states; Tequiza in 42 states; Redhook Ale in 41 states; Kirin Lager in 24 states; Kirin-Ichiban and Busch Ice in 22 states; Kirin Light in 15 states; Michelob Golden Draft and Michelob Golden Draft Light in 14 states; Catalina Blonde in 10 states; Michelob Porter and Michelob Malt in 6 states; Widmer Biers products in 4 states; ZiegenBock Amber in 3 states; Pacific Ridge Ale and Safari Lager in 2 states; and Hurricane Ice and Azteca in 1 state.

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

    During 1998 approximately 95% of the beer sold by ABI, measured in barrels, reached retail channels through approximately 700 independent wholesalers. ABI utilizes its regional vice-presidents, sales directors, key account and market managers, as well as certain other field sales personnel, to provide merchandising and sales assistance to its wholesalers. In addition, ABI provides national and local media advertising, point-of-sale advertising, and sales promotion programs to help stimulate sales. The remainder of ABI's domestic beer sales in 1998 were made through twelve ABI owned and operated branches, which perform similar sales, merchandising, and delivery services as wholesalers in their respective areas.

    There are more than 100 companies engaged in the highly competitive brewing industry in the United States. ABI's domestic beers are distributed and sold in competition with other nationally distributed beers, with locally and regionally distributed beers and, to a lesser extent, with imported beers. Although the methods of competition in the industry vary widely, in part due to differences in applicable state laws, the principal methods of competition are product quality, taste and freshness, packaging, price, advertising (including television, radio, sponsorships, billboards, stadium signs, and print media), point-of-sale materials, and service to retail customers (including the replacement of over-age products with retailer). ABI's beers compete in different price categories. Although all brands compete against the total market, Budweiser, Bud Light, Bud Dry, Bud Ice, Bud Ice Light, Michelob Golden Draft, and Michelob Golden Draft Light compete primarily with premium priced beers. Michelob, Michelob Light, Michelob Dry, Michelob Classic Dark, and Michelob Amber Bock compete in the super-premium price category. Busch, Busch Light, Natural Light, Busch Ice, and Natural Ice compete with the sub-premium or popular priced beers. King Cobra, Hurricane Malt Liquor, Hurricane Ice, and Michelob Malt compete against other brands in the malt liquor segment. Kirin Lager, Kirin Light, Kirin-Ichiban, and Azteca compete primarily with imported malt beverages. Catalina Blonde, Michelob Honey Lager, Michelob Pale Ale, Michelob Porter, Tequiza, Red Wolf Lager, ZiegenBock Amber, Michelob Hefe-Weizen, Pacific Ridge Ale, Safari Lager, the Redhook products, and Widmer Biers products compete primarily in the specialty beers segment of the malt beverage market. O'Doul's and O'Doul's Amber (premium priced) and Busch NA (sub-premium priced) compete in the non-alcohol malt beverage category. Since 1957, ABI has led the United States brewing industry in total sales volume. In 1998, its sales exceeded those of its nearest competitor by more than 51 million barrels. ABI's domestic market share (excluding exports) for 1998 was 46.4%. Including exports, ABI's share of U.S. shipments for 1998 was 46.2%. Major competitors in the United States brewing industry during 1998 included Philip Morris, Inc. (through its subsidiary Miller Brewing Co.), Adolph Coors Co., and Stroh Brewery Co.

    The Company's wholly-owned subsidiary, Busch Agricultural Resources, Inc. ("BARI"), operates rice milling and research facilities in Arkansas and California; twelve grain elevators in the western and midwestern United States; barley seed processing plants in Moorhead, Minnesota, Fairfield, Montana, Idaho Falls, Idaho, and Powell, Wyoming; a barley research facility in Ft. Collins, Colorado; and a wild rice processing facility in Clearbrook, Minnesota. BARI also owns and operates malt plants in Manitowoc, Wisconsin, Moorhead, Minnesota, and Idaho Falls, Idaho. Through wholly-owned subsidiaries, BARI operates land application farms in Jacksonville, Florida and Fort Collins, Colorado; hop farms in northern Idaho and Germany; and an international office in Mar del Plata, Argentina.

    Another wholly-owned subsidiary, Wholesaler Equity Development Corporation, shares equity positions with qualified partners in independent beer wholesalerships and is currently invested in 8 wholesalerships.

INTERNATIONAL BEER OPERATIONS

    International beer volume was 7.1 million barrels in 1998, compared with 7.0 million barrels in 1997. Anheuser-Busch International, Inc. ("ABII"), a wholly-owned subsidiary of the Company, negotiates and administers license and contract brewing agreements on behalf of ABI with various foreign brewers. Labatt Brewing Co. brews Budweiser and Bud Light for sale in Canada. ABI, through ABII, participates with Kirin Brewery Company, Ltd. in a joint venture in Japan, Budweiser Japan Company, Ltd., of which the Company is a 90% shareholder, for marketing, distribution and sale of Budweiser. Through Anheuser-Busch European Trade Ltd. ("ABET"), an indirect, wholly-owned subsidiary of the Company, certain ABI beer brands are marketed, distributed and sold in twenty-nine European countries. In the United Kingdom (U.K.), ABET sells Budweiser, Bud Ice, Michelob, and Michelob Golden Draft brands to selected on-premise accounts, brewers, wholesalers and directly to the off-premise accounts. In 1995, ABET and Scottish Courage Ltd. entered into a joint venture, Stag Brewing Company Ltd., which brews and packages Budweiser at the Stag Brewery near London, England. In 1997, ABET purchased Scottish Courage's 50% interest in the joint venture company giving ABET full control over the management and operation of the brewery. Michelob, Bud Ice and Michelob Golden Draft continue to be imported into the U.K. by ABET. Budweiser is also brewed under license and sold by brewers in Korea (Oriental Brewery Ltd.), the Republic of Ireland and Northern Ireland (Guinness Ireland Ltd.), and Italy (Birra Peroni Industriale). In 1995, ABII entered into a contract brewing agreement with Sociedad Anonima Damm, one of the largest brewers in Spain, that gives the Spanish brewer rights to contract brew and package beer under the brand name Budweiser in Spain and supplements the brand's existing distribution. In 1996, ABII purchased a 5% equity interest in Antarctica Empreendimentos e Participacoes Ltda. ("ANEP"), the principal operating subsidiary of Companhia Antarctica Paulista ("Antarctica"), one of Brazil's leading brewers, and formed a strategic partnership with Antarctica. A component of the partnership is a joint venture company named Budweiser Brasil Ltda. that markets and distributes locally-produced Budweiser in Brazil. In 1995, the Company formed a three-way alliance with Compania Cervecerias Unidas S.A. ("CCU"), the leading Chilean brewer, and Buenos Aires Embotelladora S.A. ("BAESA"), a major soft drink bottler. Under the terms of the alliance, a wholly-owned subsidiary of CCU in Argentina ("CCU-Argentina") brews Budweiser under license in Argentina and BAESA distributes Budweiser and CCU-Argentina brands in certain geographic regions in Argentina. CCU also distributes Budweiser in Chile. The Company initially purchased a small minority stake in CCU-Argentina, and then increased its ownership to 8.2% in 1998. In 1998, the Company formed a new partnership with Brasseries Kronenbourg, the leading brewer in France, for sale and distribution of Bud in France. In 1996, ABI through ABII entered into a licensing agreement with Asia Brewery, Inc. for the production, sale and distribution of Budweiser in the Philippines. ABI's beer products are being sold under import-distribution agreements in more than 80 countries and U.S. territories and to the U.S. military and diplomatic corps outside the continental United States.

    ABII also negotiates and oversees the Company's investments in international brewing companies. In 1993, Anheuser-Busch purchased a 17.7% direct and indirect equity interest in Grupo Modelo's operating subsidiary, Diblo, for $477 million. In May 1997, the Company increased its direct and indirect equity ownership in Diblo to 37% for an additional $605 million. In September 1998 the Company completed the purchase of an additional 13.25% of Diblo for $556.5 million, bringing the Company's total investment to $1.6 billion. The Company now owns a 50.2% direct and indirect interest in Diblo. However, the Company does not have voting control in either Grupo Modelo or Diblo. The Company also owns a 5% equity interest in Tsingtao Brewery Company Ltd., a leading Chinese brewer. In 1995, the Company purchased an initial 80% equity interest in a joint venture, renamed the Budweiser Wuhan International Brewing Company, Ltd., that owns and operates a brewery in Wuhan, the fifth-largest city in China. This ownership interest was subsequently increased to 86.6%.

PACKAGING OPERATIONS

    The Company's wholly-owned subsidiary, Metal Container Corporation ("MCC"), manufactures beverage cans at eight plants and beverage can lids at three plants for sale to ABI and to soft drink customers. (See Item 2 of Part 1--Properties). Another wholly-owned subsidiary of the Company, Anheuser-Busch Recycling Corporation ("ABRC"), recycles aluminum cans at its plant in Hayward, California, for conversion into new can sheet. During 1998, ABRC's plant in Marion, Ohio was closed. The Company's wholly-owned subsidiary, Precision Printing and

Packaging, Inc. ("PPPI"), manufactures metalized and paper labels at its plant in Clarksville, Tennessee. PPPI sold its plant in Paris, Texas, which manufactured folding cartons, during 1998. Packaging Business Services, Inc., another wholly-owned subsidiary of the Company, provides administrative services and develops existing and new businesses for MCC, ABRC and PPPI.

FAMILY ENTERTAINMENT

    The Company is active in the family entertainment field, primarily through its wholly-owned subsidiary, Busch Entertainment Corporation ("BEC"), which currently owns, directly and through subsidiaries, nine theme parks.

    BEC operates Busch Gardens theme parks in Tampa, Florida and Williamsburg, Virginia, and Sea World theme parks in Orlando, Florida, San Antonio, Texas, Aurora, Ohio, and San Diego, California. BEC operates water park attractions in Tampa, Florida (Adventure Island) and Williamsburg, Virginia (Water Country, U.S.A.), and an educational play park for children near Philadelphia, Pennsylvania (Sesame Place). BEC also operates the Baseball City Sports Complex near Orlando, Florida. Due to the seasonality of the theme park business, BEC experiences higher revenues in the second and third quarters than in the first and fourth quarters.

    Through a Spanish affiliate, the Company also owns a 19.9% equity interest in Port Aventura, S.A., which is a theme park near Barcelona, Spain.

    The Company faces competition in the family entertainment field from other theme and amusement parks, public zoos, public parks, and other family entertainment events and attractions.

OTHER

    Through its wholly-owned subsidiary, Busch Properties, Inc. ("BPI"), the Company is engaged in the business of real estate development. BPI also owns and operates a resort and conference center in Williamsburg, Virginia (The Kingsmill Resort and Conference Center).

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

ENERGY MATTERS

    The Company uses natural gas, fuel oil, and coal as its primary fuel materials. Supplies of fuels in quantities sufficient to meet ABI's total requirements are expected to be available on a year-round basis during 1999. The supply of natural gas, fuel oil, and coal is normally covered by yearly contracts and no difficulty has been experienced in entering into these contracts. The cost of fuel used by ABI decreased in 1998 and is expected to be at comparable levels in 1999. Based upon information presently available, there can be no assurance that adequate supplies of fuel will always be available to the Company and, should such supplies not be available, the Company's sales and earnings would be adversely affected.

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

ENVIRONMENTAL PROTECTION

    All of the Company's plants are subject to federal, state, and local environmental protection laws and regulations, and the Company is operating within existing laws and regulations or is taking action aimed at assuring compliance therewith. Various proactive strategies are utilized to help assure this compliance. Compliance with such laws and regulations is not expected to materially affect the Company's capital expenditures, earnings, or competitive position. The Company has devoted considerable effort to research, development and engineering of cost effective innovative systems to minimize effects on the environment from its operating facilities. A major portion of pollution prevention and pollution control expenditures in 1998 and projected for 1999 was or will be justified on the basis of cost reduction.

    These projects, coupled with the Company's environmental management system and an overall Company emphasis on pollution prevention and resource conservation initiatives, are improving efficiencies and creating saleable by-products from residuals. They have generally resulted in low cost operating systems while reducing impact to air, water, and land.

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

NUMBER OF EMPLOYEES

    As of December 31, 1998, the Company had 23,344 full-time employees.

    As of December 31, 1998, approximately 8,120 employees were represented by the International Brotherhood of Teamsters. Seventeen other unions represented approximately 1,316 employees. The current labor agreement between ABI and the Brewery and Soft Drink Workers Conference of the International Brotherhood of Teamsters, which represents the majority of brewery workers, was scheduled to expire on February 28, 1998; it was extended to March 29, 1998 while the parties continued to negotiate a new agreement. Talks with the Teamsters are at an impasse, and as a result, the Company began implementing its final contract offer on September 21, 1998.

    The Company considers its employee relations to be good.

ITEM 2. PROPERTIES

    ABI has twelve breweries in operation at the present time, located in St. Louis, Missouri; Newark, New Jersey; Los Angeles and Fairfield, California; Jacksonville, Florida; Houston, Texas; Columbus, Ohio; Merrimack, New Hampshire; Williamsburg, Virginia; Baldwinsville, New York; Fort Collins, Colorado; and Cartersville, Georgia. Title to the Baldwinsville, New York brewery is held by the Onondaga County Industrial Development Agency

("OCIDA") pursuant to a Sale and Agency Agreement with ABI, which enabled OCIDA to issue tax exempt pollution control and industrial development revenue notes and bonds to finance a portion of the cost of the purchase and modification of the brewery. The brewery is not pledged or mortgaged to secure any of the notes or bonds, and the Sale and Agency Agreement with OCIDA gives ABI the unconditional right to require at any time that title to the brewery be transferred to ABI. ABI's breweries operated at approximately 97% of capacity in 1998; during the peak selling periods (second and third quarters), they operated at maximum capacity. The Company also owns an 86.6% equity interest in a joint venture that owns and operates a brewery in Wuhan, China. The Company also leases and operates the Stag Brewery near London, England.

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

    BEC operates its principal family entertainment facilities in Tampa, Florida; Williamsburg, Virginia; San Diego, California; Aurora, Ohio; Orlando, Florida; and San Antonio, Texas. The Tampa facility is 265 acres, Williamsburg is 364 acres, San Diego is 182 acres, Aurora is 90 acres, Orlando is 224 acres, and the San Antonio facility is 496 acres.

    Except for the Baldwinsville brewery, the can manufacturing plants in Newburgh, New York and Rome, Georgia, the Sea World park in San Diego, California, the Stag Brewery, and the brewery in Wuhan, China, all of the Company's principal properties are owned in fee. The lease for the land used by the Sea World park in San Diego, California expires in 2048. The Company leases the Stag Brewery from Scottish Courage, Ltd. In 1995, the joint venture that operates the brewery in Wuhan was granted the right to use the property for a period of 50 years from the appropriate governmental authorities. The Company also leases a bottling line at its brewery in Cartersville, Georgia and a can manufacturing plant in Rome, Georgia. The Company considers its buildings, improvements, and equipment to be well maintained and in good condition, irrespective of dates of initial construction, and adequate to meet the operating demands placed upon them. The production capacity of each of the manufacturing facilities is adequate for current needs and, except as described above, substantially all of each facility's capacity is utilized.

ITEM 3. LEGAL PROCEEDINGS

    The Company is not a party to any pending or threatened litigation, the outcome of which would be expected to have a material adverse effect upon its financial condition or its operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 1998.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    AUGUST A. BUSCH III (age 61) is presently Chairman of the Board and President, and a Director of the Company and has served in such capacities since 1977, 1974, and 1963, respectively. Since 1979 he has also served as Chairman of the Board and Chief Executive Officer of the Company's subsidiary, Anheuser-Busch, Incorporated.

    PATRICK T. STOKES (age 56) is presently Vice President and Group Executive of the Company and has served in such capacity since 1981. He is also presently President of the Company's subsidiary, Anheuser-Busch, Incorporated, and has served in such capacity since 1990.

    JOHN H. PURNELL (age 57) is presently Executive Vice President of the Company and has served in such capacity since January 1999. He previously served as Vice President and Group Executive of the Company (1991-1998). He is also Chairman of the Board of the Company's subsidiary, Anheuser-Busch International, Inc., and has served as Chairman since 1980 and had also served as Chief Executive Officer (1991-1998).

    W. RANDOLPH BAKER (age 52) is presently Vice President and Chief Financial Officer of the Company and has served in such capacity since 1996. He previously served as Vice President and Group Executive of the Company (1982-1996).

    STEPHEN K. LAMBRIGHT (age 56) is presently Group Vice President and General Counsel of the Company and has served in such capacity since 1997. He previously served as Vice President and Group Executive of the Company (1984-1997).

    ALOYS H. LITTEKEN (age 58) is presently Vice President-Corporate Engineering of the Company and has served in such capacity since 1981.

    WILLIAM L. RAMMES (age 57) is presently Vice President-Corporate Human Resources of the Company and has served in such capacity since 1992. He is also Chairman of the Board and President of the Company's subsidiary, Busch Properties, Inc., and has served in such capacities since 1995.

    JOHN B. ROBERTS (age 54) is presently Chairman of the Board and President of the Company's subsidiary, Busch Entertainment Corporation, and has served in such capacities since 1992 and 1991, respectively.

    JOSEPH L. GOLTZMAN (age 57) is presently Vice President and Group Executive of the Company and has served in such capacity since 1993. He is also presently Chairman, Chief Executive Officer and President of the Company's subsidiary, Anheuser-Busch Recycling Corporation, Chairman (since 1995), President and Chief Executive Officer (since 1993) of the Company's subsidiary, Metal Container Corporation, and Chairman (since 1993), President (since January 1999), and Chief Executive Officer (since 1993) of the Company's indirect subsidiary, Precision Printing and Packaging, Inc.

    DONALD W. KLOTH (age 57) is presently Vice President and Group Executive of the Company and has served in such capacity since 1994. He is also Chairman of the Board and Chief Executive Officer of the Company's subsidiary, Busch Agricultural Resources, Inc., and has served in such capacity since 1994. During the past five years, he also served as Vice President-Materials Acquisition of the Company (1983-1994) and President of Busch Agricultural Resources, Inc. (1983-1994).

    JOHN E. JACOB (age 64) is presently Executive Vice President and Chief Communications Officer, and a Director of the Company and has served in such capacities since 1994 and 1990, respectively. He also served as President and Chief Executive Officer of the National Urban League, Inc. (1982-1994).

    GERHARDT A. KRAEMER (age 66) is presently Senior Vice President-World Brewing and Technology and has served in such capacity since 1996. During the past five years, he also served as Vice President-Brewing of the Company's subsidiary, Anheuser-Busch, Incorporated (1985-1996).

    THOMAS W. SANTEL (age 40) is presently Vice President-Corporate Development of the Company and has served in such capacity since 1996. During the past five years, he also served as Director of Corporate Development (1994-1996) and Associate Director, Corporate Development (1993-1994).

    STEPHEN J. BURROWS (age 47) is presently Vice President-International Operations of the Company and has served in such capacity since January 1999. He previously served as Vice President-International Marketing of the Company (1992-1998). He is also presently Chief Executive Officer and President of the Company's subsidiary, Anheuser-Busch International, Inc. and has served as Chief Executive Officer since January 1999 and as President since 1994. During the past five years, he also served as Chief Operating Officer of Anheuser-Busch International, Inc. (1994-1998).

                                    PART II

    The information required by Items 5, (except as set forth below), 6, 7, and 8 of this Part II are hereby incorporated by reference from pages 34 through 77 of the Company's 1998 Annual Report to Shareholders.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

    On December 2, 1998, the Company issued out of treasury shares a total of 27 shares of the Company's common stock ($1 par value) to one member of the Board of Directors of the Company in lieu of cash for a portion of her 1998 annual retainer fee for the month of December, 1998 pursuant to the Company's Non-Employee Director Elective Stock Acquisition Plan. The transaction was exempt from registration and prospectus delivery requirements of the Securities Act of 1933 pursuant to Section 4(2) of the Act.

ITEM 6. SELECTED FINANCIAL DATA

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There have been no disagreements with PricewaterhouseCoopers LLP, the Company's independent accountants since 1961, on accounting principles or practices or financial statement disclosures.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item with respect to Directors is hereby incorporated by reference from pages 4 through 6 of the Company's Proxy Statement for the Annual Meeting of Shareholders on April 28, 1999. The information required by this Item with respect to Executive Officers is presented on pages 7 and 8 of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is hereby incorporated by reference from page 8 and pages 17 through 23 of the Company's Proxy Statement for the Annual Meeting of Shareholders on April 28, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is hereby incorporated by reference from page 7 of the Company's Proxy Statement for the Annual Meeting of Shareholders on April 28, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is hereby incorporated by reference from pages 24 through 26 of the Company's Proxy Statement for the Annual Meeting of Shareholders on April 28, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

                                                                                           PAGE
                                                                                           ----
      1.        FINANCIAL STATEMENTS:

                Consolidated Balance Sheet at December 31, 1998 and 1997                   50<F*>

                Consolidated Statement of Income for the three years ended
                  December 31, 1998                                                        51<F*>

                Consolidated Statement of Changes in Shareholders Equity for the
                  three years ended December 31, 1998                                      52<F*>

                Consolidated Statement of Cash Flows for the three years ended
                  December 31, 1998                                                        53<F*>

                Notes to Consolidated Financial Statements                                54-73<F*>

                Report of Independent Accountants                                          49<F*>

<F*>Incorporated herein by reference from the indicated pages of the 1998
    Annual Report to Shareholders.

      2.        FINANCIAL STATEMENT SCHEDULE:

                Report of Independent Accountants on Financial Statement Schedule          F-1

                For the three years ended December 31, 1998:
                Schedule VIII -- Valuation and Qualifying Accounts and Reserves            F-2

      3.        EXHIBITS:

                Exhibit 3.1  -- Restated Certificate of Incorporation with amendments. (Incorporated by reference to
                                Exhibit 3.1 to Form 10-K for the fiscal year ended December 31, 1994.)

                Exhibit 3.2  -- By-Laws of the Company (as amended and restated
                                December 16, 1998).

                Exhibit 4.1  -- Form of Rights Agreement, dated as of October
                                26, 1994 between Anheuser-Busch Companies, Inc. and Boatmen's Trust Company. (Incorporated by reference to Exhibit 4 to Form 8-K filed November 7, 1994.)

                Exhibit 4.2  -- Letter Agreement dated March 19, 1998 between
                                Anheuser-Busch Companies, Inc., Boatmen's Trust Company, and ChaseMellon Shareholder Services, L.L.C. amending the Form of Rights Agreement filed as Exhibit 4.1 of this report.

                Exhibit 4.3  -- Indenture dated as of August 1, 1995 between the Company and The Chase Manhattan Bank, as
                                Trustee (Incorporated by reference to Exhibit
                                4.1 in the Form S-3 of the Company,
                                Registration Statement No. 33-60885.) (Other indentures are not filed, but the Company agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request.)

                Exhibit 10.1 -- Anheuser-Busch Companies, Inc. Deferred
                                Compensation Plan for Non-Employee Directors
                                (Amended and Restated as of January 1, 1997.) (Incorporated by reference to Exhibit 10.1 to Form 10-K for the fiscal year ended December 31, 1996.)<F*>

                Exhibit 10.2 -- Anheuser-Busch Companies, Inc. Non-Employee
                                Director Elective Stock Acquisition Plan effective January 1, 1996. (Incorporated by reference to Exhibit 10.6 to Form 10-K for the fiscal year ended December 31, 1995.)<F*>

                Exhibit 10.3 -- Anheuser-Busch Companies, Inc. 1981 Incentive
                                Stock Option/Non-Qualified Stock Option Plan
                                (As amended December 18, 1985, December 16,
                                1987, December 20, 1988, July 22, 1992,
                                September 22, 1993, December 20, 1995, and
                                November 26, 1997.) (Incorporated by reference to Exhibit 10.3 to Form 10-K for the fiscal year ended December 31, 1997.)<F*>

                Exhibit 10.4 -- Anheuser-Busch Companies, Inc. 1981
                                Non-Qualified Stock Option Plan (As amended
                                December 18, 1985, June 24, 1987, December 20, 1988, July 22, 1992, December 20, 1995, and
                                November 26, 1997.) (Incorporated by reference to Exhibit 10.4 to Form 10-K for the fiscal year ended December 31, 1997.)<F*>

                Exhibit 10.5 -- Anheuser-Busch Companies, Inc. 1989 Incentive
                                Stock Plan (As amended December 20, 1989,
                                December 19, 1990, December 15, 1993, December 20, 1995, and November 26, 1997.) (Incorporated by reference to Exhibit 10.5 to Form 10-K for the fiscal year ended December 31, 1997.)<F*>

                Exhibit 10.6 -- Anheuser-Busch Companies, Inc. 1998 Incentive
                                Stock Plan (Incorporated by reference to Exhibit A to the Definitive Proxy Statement for Annual Meeting of Shareholders on April 22, 1998.)<F*>

                Exhibit 10.7 -- Anheuser-Busch Companies, Inc. Excess Benefit
                                Plan amended and restated effective as of October 1, 1993. (Incorporated by reference to
                                Exhibit 10.9 to Form 10-K for the fiscal year ended December 31, 1994.)<F*>

                Exhibit 10.8 -- Anheuser-Busch Companies, Inc. Supplemental
                                Executive Retirement Plan amended and restated as of October 1, 1993. (Incorporated by reference to Exhibit 10.10 to Form 10-K for the fiscal year ended December 31, 1994.)<F*>

                Exhibit 10.9 -- First Amendment to the Anheuser-Busch Companies,
                                Inc. Supplemental Executive Retirement Plan as amended and restated October 1, 1993 effective as of December 14, 1994. (Incorporated by reference to Exhibit 10.11 to Form 10-K for the fiscal year ended December 31, 1994.)<F*>

                Exhibit 10.10-- Second Amendment to the Anheuser-Busch
                                Companies, Inc. Supplemental Executive
                                Retirement Plan as amended and restated October 1, 1993 effective as of January 1, 1996. (Incorporated by reference to Exhibit 10.13 to Form 10-K for the fiscal year ended December 31, 1995).<F*>

                Exhibit 10.11-- Third Amendment to the Anheuser-Busch Companies,
                                Inc. Supplemental Executive Retirement Plan as amended and restated October 1, 1993, effective as of July 1, 1996. (Incorporated by reference to Exhibit 10.10 to Form 10-K for the fiscal year ended December 31, 1997.)<F*>

                Exhibit 10.12-- Anheuser-Busch Executive Deferred Compensation
                                Plan effective January 1, 1994. (Incorporated by reference to Exhibit 10.16 to Form 10-K for the fiscal year ended December 31, 1993.)<F*>

                Exhibit 10.13-- First Amendment to Anheuser-Busch Executive
                                Deferred Compensation Plan effective April 1, 1994. (Incorporated by reference to Exhibit
                                10.13 to Form 10-K for the fiscal year ended
                                December 31, 1994.)<F*>

                Exhibit 10.14-- Anheuser-Busch 401(k) Restoration Plan effective
                                January 1, 1994 (true and correct as of
                                February 6, 1995). (Incorporated by reference to Exhibit 10.14 to Form 10-K for the fiscal year ended December 31, 1994.)<F*>

                Exhibit 10.15-- Form of Indemnification Agreement with Directors and Executive Officers. (Incorporated by reference to Exhibit 10.18 to Form 10-K for the fiscal year ended December 31, 1993.)<F*>

                Exhibit 10.16-- Anheuser-Busch Officer Bonus Plan effective
                                January 1, 1995. (Incorporated by reference to Exhibit A to the Definitive Proxy Statement for Annual Meeting of Shareholders on April 26, 1995.)<F*>

                Exhibit 10.17-- Investment Agreement By and Among Anheuser-Busch
                                Companies, Inc., Anheuser-Busch International, Inc. and Anheuser-Busch International Holdings, Inc. and Grupo Modelo, S.A. de C.V., Diblo,
                                S.A. de C.V. and certain shareholders thereof, dated as of June 16, 1993. (Incorporated by reference to Exhibit 10.19 to Form 10-K for the fiscal year ended December 31, 1993.)

                Exhibit 10.18-- Letter agreement between Anheuser-Busch
                                Companies, Inc. and the Controlling
                                Shareholders regarding Section 5.5 of the Investment Agreement filed as Exhibit 10.17 of this report. (Incorporated by reference to Exhibit 10.20 to Form 10-K for the fiscal year ended December 31, 1993.)

                Exhibit 12  --  Ratio of Earnings to Fixed Charges.

                Exhibit 13  --  Pages 33 through 77 of the Anheuser-Busch
                                Companies, Inc. 1998 Annual Report to
                                Shareholders, a copy of which is furnished for the information of the Securities and Exchange Commission. Portions of the Annual Report not incorporated herein by reference are not deemed "filed" with the Commission.

                Exhibit 21  --  Subsidiaries of the Company

                Exhibit 23  --  Consent of Independent Accountants, filed as page F-1 of this report.

                Exhibit 27  --  Financial Data Schedule

[FN]
------------
<F*>A management contract or compensatory plan or arrangement required to be filed by Item 14(c) of this report.

    (b) Reports on Form 8-K

    There were no reports on Form 8-K filed during the fourth quarter of 1998.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ANHEUSER-BUSCH COMPANIES, INC.
                                   -------------------------------------------
                                                (Registrant)

                                By          /s/ AUGUST A. BUSCH III
                                   -------------------------------------------
                                              August A. Busch III
                                                Chairman of the
                                              Board and President

Date: March 24, 1999

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                /s/ AUGUST A. BUSCH III                   Chairman of the Board and President and       March 24, 1999
   --------------------------------------------------       Director (Principal Executive
                 (August A. Busch III)                      Officer)


                 /s/ W. RANDOLPH BAKER                    Vice President and Chief Financial            March 24, 1999
   --------------------------------------------------       Officer (Principal Financial Officer)
                  (W. Randolph Baker)


                   /s/ JOHN F. KELLY                      Vice President and Controller                 March 24, 1999
   --------------------------------------------------       (Principal Accounting Officer)
                    (John F. Kelly)


                 /s/ BERNARD A. EDISON                    Director                                      March 24, 1999
   --------------------------------------------------
                  (Bernard A. Edison)


                 /s/ CARLOS FERNANDEZ G.                  Director                                      March 24, 1999
   --------------------------------------------------
                 (Carlos Fernandez G.)


                   /s/ JOHN E. JACOB                      Director                                      March 24, 1999
   --------------------------------------------------
                    (John E. Jacob)


                  /s/ JAMES R. JONES                      Director                                      March 24, 1999
   --------------------------------------------------
                    (James R. Jones)


                 /s/ CHARLES F. KNIGHT                    Director                                      March 24, 1999
   --------------------------------------------------
                  (Charles F. Knight)


                /s/ VERNON R. LOUCKS, JR.                 Director                                      March 24, 1999
   --------------------------------------------------
                (Vernon R. Loucks, Jr.)




                 /s/ VILMA S. MARTINEZ                    Director                                      March 24, 1999
   --------------------------------------------------
                  (Vilma S. Martinez)


                 /s/ SYBIL C. MOBLEY                      Director                                      March 24, 1999
   --------------------------------------------------
                   (Sybil C. Mobley)


                 /s/ JAMES B. ORTHWEIN                    Director                                      March 24, 1999
   --------------------------------------------------
                  (James B. Orthwein)


                /s/ WILLIAM PORTER PAYNE                  Director                                      March 24, 1999
   --------------------------------------------------
                 (William Porter Payne)


                  /s/ JOYCE M. ROCHE                      Director                                      March 24, 1999
   --------------------------------------------------
                    (Joyce M. Roche)


                 /s/ ANDREW C. TAYLOR                     Director                                      March 24, 1999
   --------------------------------------------------
                   (Andrew C. Taylor)


              /s/ DOUGLAS A. WARNER III                   Director                                      March 24, 1999
   --------------------------------------------------
                (Douglas A. Warner III)


                /s/ WILLIAM H. WEBSTER                    Director                                      March 24, 1999
   --------------------------------------------------
                  (William H. Webster)


             /s/ EDWARD E. WHITACRE, JR.                  Director                                      March 24, 1999
   --------------------------------------------------
               (Edward E. Whitacre, Jr.)

                         ANHEUSER-BUSCH COMPANIES, INC.

                     INDEX TO FINANCIAL STATEMENT SCHEDULE

                                                                                        PAGE
                                                                                        ----
Report of Independent Accountants on Financial Statement Schedule.................      F-1

Consent of Independent Accountants................................................      F-1
Financial Statement Schedule for the Years 1998, 1997 and 1996:

    Valuation and Qualifying Accounts and Reserves (Schedule VIII)................      F-2

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

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Anheuser-Busch Companies, Inc.

Our audits of the Consolidated Financial Statements referred to in our report dated February 2, 1999 appearing on page 49 of the 1998 Annual Report to Shareholders of Anheuser-Busch Companies, Inc. (which report and Consolidated Financial Statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, the Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related Consolidated Financial Statements.

PricewaterhouseCoopers LLP

St. Louis, Missouri
February 2, 1999

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statements on Forms S-3 (No. 333-31477 and No. 333-71105) and in the Registration Statements on Forms S-8 (No. 2-77829, No. 33-4664, No. 33-36132, No. 33-39714, No. 33-39715, No. 33-46846, No. 33-53333,
No. 33-58221, No. 33-58241, No. 333-67027, No. 333-71309, and No. 333-71311) of
Anheuser-Busch Companies, Inc. of our report dated February 2, 1999 appearing on page 49 of the Annual Report to Shareholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule, which appears on page F-1 of this Form 10-K.

PricewaterhouseCoopers LLP

St. Louis, Missouri
March 24, 1999

                                         ANHEUSER-BUSCH COMPANIES, INC.

                         SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                  (CONTINUING OPERATIONS BASIS, IN MILLIONS)

                                                                     1998             1997             1996
                                                                     ----             ----             ----
Reserve for doubtful accounts (deducted from related
      assets):
    Balance at beginning of period..........................        $  4.9           $  3.1           $  1.9
    Additions charged to costs and expenses.................           1.3              2.0              1.8
    Additions (recoveries of uncollectible accounts
      previously written off)...............................            .3               .1               .4
    Deductions (uncollectible accounts written off).........          (1.0)             (.3)            (1.0)
                                                                    ------           ------           ------
    Balance at end of period................................        $  5.5           $  4.9           $  3.1
                                                                    ======           ======           ======
Deferred income tax asset valuation allowance under FAS 109:
    Balance at beginning of period..........................        $ 92.5           $ 81.7           $ 66.7
    Additions to valuation allowance charged to costs and
      expenses..............................................          28.1             13.2             16.6
    Deductions from valuation allowance (utilizations and
      expirations)..........................................          (3.6)            (2.4)            (1.6)
                                                                    ------           ------           ------
    Balance at end of period................................        $117.0           $ 92.5           $ 81.7
                                                                    ======           ======           ======