Form 10-Q
period 1999-03-31
ANHEUSER BUSCH COMPANIES INC
filed 1999-05-12
CIK 310569

SECURITIES AND EXCHANGE COMMISSION


                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


                       For Quarter Ended March 31, 1999


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


      $1 Par Value Common Stock - 475,690,902 shares as of March 31, 1999

CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)


                                            Three months ended March 31,
                                            ----------------------------
(In millions, except per share data)              1999         1998
-----------------------------------------------------------------------
Sales........................................... $3,157.2    $2,951.2
  Less excise taxes.............................   (472.0)     (443.7)
                                                 ---------------------
Net sales.......................................  2,685.2     2,507.5
  Cost of products and services................. (1,712.1)   (1,638.8)
                                                 ---------------------
Gross profit....................................    973.1       868.7
  Marketing, distribution and administrative
  expenses......................................   (436.5)     (400.4)
                                                 ---------------------
Operating income................................    536.6       468.3
Other income and expenses:
  Interest expense..............................    (75.8)      (75.5)
  Interest capitalized..........................      3.3         8.7
  Interest income...............................      0.9         1.5
  Other expense, net............................     (1.2)       (6.1)
                                                 ---------------------
Income before income taxes......................    463.8       396.9
Provision for income taxes......................   (176.3)     (151.0)
Equity income, net of tax.......................     31.6        19.3
                                                 ---------------------
Net income......................................    319.1       265.2
Retained earnings, beginning of period..........  8,320.7     7,604.9
Common stock dividends (per share: 1999--$.28;
1998--$.26).....................................   (133.4)     (126.6)
                                                 ---------------------
Retained earnings, end of period................ $8,506.4    $7,743.5
                                                 =====================
Basic earnings per share........................ $     .67   $     .54
                                                 =====================
Diluted earnings per share...................... $     .66   $     .54
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

       Statements and Notes included in the company's Annual Report to Shareholders for the year ended December 31, 1998.



  2. BUSINESS SEGMENT INFORMATION FOR THE THREE MONTHS ENDED MARCH 31, (In Millions):



              -----------------------------------------------------------------------
               |Domestic |          |         |          |      |Corporate|         |
    1999       |  Beer   |Int'l Beer|Packaging|Entertain.| Other|& Elims. |  Consol.|
-------------------------------------------------------------------------------------
|              |         |          |         |          |      |         |         |
|              |         |          |         |          |      |         |         |
|              |         |          |         |          |      |         |         |
|Gross Sales   | $2,652.7|   128.5  |   435.7 |    113.9 | 22.0 |  (195.6)| $3,157.2|
|              |         |          |         |          |      |         |         |
|              |         |          |         |          |      |         |         |
|Net Sales:    |         |          |         |          |      |         |         |
|-Intersegment |        -|       -  |  $189.9 |        - |  5.7 |  (195.6)|       $-|
|              |         |          |         |          |      |         |         |
|-External     | $2,200.0|   109.2  |   245.8 |    113.9 | 16.3 |       - | $2,685.2|
|              |         |          |         |          |      |         |         |
|              |         |          |         |          |      |         |         |
|Income Before |         |          |         |          |      |         |         |
|Income Taxes  |   $572.2|    (7.7) |    26.6 |    (13.6)| (0.4)|  (113.3)|   $463.8|
|              |         |          |         |          |      |         |         |
|              |         |          |         |          |      |         |         |
|              |         |          |         |          |      |         |         |
|Equity Income,|         |          |         |          |      |         |         |
|Net of Tax    |        -|   $31.6  |       - |        - |    - |       - |    $31.6|
|              |         |          |         |          |      |         |         |
|              |         |          |         |          |      |         |         |
|Net Income    |   $354.8|    26.8  |    16.5 |     (8.4)| (0.2)|   (70.4)|   $319.1|
-------------------------------------------------------------------------------------


    1998
-------------------------------------------------------------------------------------
|              |         |          |         |          |      |         |         |
|              |         |          |         |          |      |         |         |
|Gross Sales   | $2,418.3|   135.9  |   428.6 |    111.3 | 30.2 |  (173.1)| $2,951.2|
|              |         |          |         |          |      |         |         |
|Net Sales:    |         |          |         |          |      |         |         |
|-Intersegment |        -|       -  |   167.0 |        - |  6.1 |  (173.1)|       $-|
|              |         |          |         |          |      |         |         |
|-External     | $1,994.9|   115.6  |   261.6 |    111.3 | 24.1 |       - | $2,507.5|
|              |         |          |         |          |      |         |         |
|              |         |          |         |          |      |         |         |
|Income Before |         |          |         |          |      |         |         |
|Income Taxes  |   $486.3|    (6.3) |    24.1 |    (14.6)| (0.1)|   (92.5)|   $396.9|
|              |         |          |         |          |      |         |         |
|              |         |          |         |          |      |         |         |
|Equity Income,|        -|   $19.3  |       - |        - |    - |       - |    $19.3|
|Net of Tax    |         |          |         |          |      |         |         |
|              |         |          |         |          |      |         |         |
|Net Income    |   $301.5|    15.4  |    14.9 |     (9.1)| (0.1)|   (57.4)|   $265.2|
-------------------------------------------------------------------------------------





  3.  COMPREHENSIVE INCOME (In Millions)


                                            Three Months Ended March 31,
      ------------------------------------------------------------------
                                                 1999             1998
                                              ----------        --------
      Net Income                               $319.1           $265.2

      Foreign currency translation              (11.8)             3.0
                                              --------------------------
      Comprehensive Income                     $307.3           $268.2
                                              ==========================
      ------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET
Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)

                                                   MARCH 31,
                                              -------------------
(In millions)                                 1999           1998
-----------------------------------------------------------------
ASSETS
CURRENT ASSETS:
Cash and marketable securities...........  $  152.1       $  106.4
Receivables, less allowance for
  doubtful accounts......................     782.9          768.2
Inventories:
  Raw materials and supplies.............     372.3          370.9
  Work in progress.......................      96.7           98.7
  Finished goods.........................     200.7          208.1
    Total inventories....................     669.7          677.7
Other current assets.....................     179.5          156.4
                                          ------------------------
  Total current assets...................   1,784.2        1,708.7
                                          ------------------------
INVESTMENTS IN AFFILIATED COMPANIES......   1,910.7        1,282.4
OTHER ASSETS.............................   1,098.9        1,127.2
PLANT AND EQUIPMENT, NET.................   7,851.9        7,821.2
                                          ------------------------
  TOTAL ASSETS........................... $12,645.7      $11,939.5
                                          ========================
LIABILITIES AND SHAREHOLDERS EQUITY
CURRENT LIABILITIES:
  Accounts payable....................... $   775.7      $   709.4
  Accrued salaries, wages and benefits...     222.3          214.4
  Accrued taxes..........................     368.1          325.7
  Other current liabilities..............     435.1          331.5
                                          ------------------------
    Total current liabilities............   1,801.2        1,581.0
                                          ------------------------
POSTRETIREMENT BENEFITS..................     519.2          526.4
                                          ------------------------
LONG-TERM DEBT...........................   4,714.1        4,383.6
                                          ------------------------
DEFERRED INCOME TAXES....................   1,318.2        1,312.4
                                          ------------------------
SHAREHOLDERS EQUITY:
  Common stock...........................     714.0          710.5
  Capital in excess of par value.........   1,146.9        1,043.0
  Retained earnings......................   8,506.4        7,743.5
  Foreign currency translation adjustment    (217.5)        (211.0)
                                          ------------------------
                                           10,149.8        9,286.0
  Treasury stock, at cost................  (5,646.3)      (4,902.7)
  ESOP debt guarantee....................    (210.5)        (247.2)
                                          ------------------------
                                            4,293.0        4,136.1
                                          ------------------------
COMMITMENTS AND CONTINGENCIES............     --              --
                                          ------------------------
TOTAL LIABILITIES AND SHAREHOLDERS EQUITY $12,645.7      $11,939.5
                                          ========================
                                5

CONSOLIDATED STATEMENT OF CASH FLOWS

Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)

                                              Three months ended March 31,
                                              -----------------------------
(In millions)                                             1999       1998
---------------------------------------------------------------------------
  CASH FLOW FROM OPERATING ACTIVITIES:
    Net income......................................... $ 319.1    $ 265.2
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation and amortization..................   187.8      177.5
        Deferred income taxes..........................    14.6       18.8
        Undistributed earnings of affiliated companies.   (31.6)     (19.3)
        Increase in noncash working capital............  (145.6)     (85.5)
        Other, net.....................................     2.2       (4.2)
                                                        -------------------
    Net cash provided by operating activities..........   346.5      352.5
                                                        -------------------
  CASH FLOW FROM INVESTING ACTIVITIES:
    Capital expenditures...............................  (184.4)    (237.4)
                                                        -------------------
    Cash used for investing activities.................  (184.4)    (237.4)
                                                        -------------------
  CASH FLOW FROM FINANCING ACTIVITIES:
    Issuance of long-term debt.........................   162.1      112.9
    Reduction of long-term debt........................  (130.0)     (60.1)
    Dividends paid to stockholders.....................  (133.4)    (126.6)
    Acquisition of treasury stock......................  (164.2)    (109.4)
    Shares issued under stock plans....................    30.7       27.2
                                                        -------------------
   Cash used for financing activities..................  (234.8)    (156.0)
                                                        -------------------
    Net decrease in cash and marketable
       securities during the period....................   (72.7)     (40.9)
    Cash and marketable securities, beginning of
       period..........................................   224.8      147.3
                                                        -------------------
     Cash and marketable securities, end of period..... $ 152.1    $ 106.4
                                                        ===================



      A more complete understanding of the company's financial position and business can be gained by reference to the Anheuser-Busch Companies, Inc. Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND
        FINANCIAL CONDITION




INTRODUCTION
------------
     This discussion summarizes the significant factors affecting the  consolidated  operating  results,  financial  condition  and liquidity/cash flows of Anheuser-Busch Companies,  Inc.  for  the first quarter ended March 31, 1999, compared to the first quarter ended March 31, 1998, and the year ended December 31, 1998.  This discussion  should be read in conjunction with  the  Consolidated

Financial  Statements and Notes thereto included in the company's

Annual  Report  to Shareholders for the year ended  December  31,

1998.     Additional   information   concerning   the   company's

consolidated  financial  and  operating  results  for  the  first quarter  1999 is contained in the Letter to Shareholders  section of  the  first  quarter 1999 Financial Report  contained  in  the quarterly Anheuser-Busch publication Horizons.



     This  discussion contains statements regarding the company's expectations  concerning  its  future  operations,  earnings  and prospects.  These statements are forward-looking statements  that involve significant risks and uncertainties, and accordingly,  no assurances  can be given that such expectations will be  correct.

These  expectations  are  based upon many  assumptions  that  the company  believes  to  be  reasonable but  such  assumptions  may ultimately prove to be inaccurate or incomplete, in whole  or  in
part.   Important  factors  that could cause  actual  results  to

differ  from the expectations stated in this discussion  include,

among  others,  changes  in  the  pricing  environment  for   the

company's  products; factors that may affect domestic demand  for malt  beverage products; changes in customer preference  for  the company's  malt  beverage  products;  regulatory  or  legislative changes;  changes  in  raw  materials prices; changes in interest rates; changes in foreign  currency exchange  rates;  changes  in attendance  and  consumer  spending patterns  for  the  company's theme park operations;  changes  in demand for aluminum  beverage containers; changes in the company's international  beer business or in  the  beer  business  of the company's international equity partners;  and the  effect  of  stock  market  conditions  on the company's share repurchase program.



FIRST QUARTER 1999 FINANCIAL RESULTS
------------------------------------
     Key operating results for the first quarter 1999 versus 1998 are summarized below:
-----------------------------------------------------------------
|                             (in millions, except per share)   |
|                        ----------------------------------------
|                            First Quarter  |  1999 versus 1998 |
|                        ----------------------------------------
|                             1999    1998  |     $         %   |
|                           ------   -----  | -------  -------- |
|Gross Sales                $3,157   $2,951 | Up $206   Up 7.0% |
|Excise Taxes                 $472     $444 |  Up $28   Up 6.4% |
|Net Sales                  $2,685   $2,507 | Up $178   Up 7.1% |
|Operating Income             $536     $468 |  Up $68  Up 14.6% |
|Equity  Income, Net of Tax    $31      $19 |  Up $12  Up 63.5% |
|Net Income                   $319     $265 |  Up $54  Up 20.3% |
|Diluted  Earnings per Share  $.66     $.54 | Up $.12  Up 22.2% |
|                                           |                   |
-----------------------------------------------------------------

RESULTS OF OPERATIONS
---------------------

     Anheuser-Busch Companies, Inc. achieved gross sales of  $3.2 billion  during  the  first quarter 1999, an increase  of  $206.0

million,  or  7.0%,  over first quarter 1998  gross  sales.   The

company  had  net  sales of $2.7 billion, an increase  of  $177.7

million,  or  7.1%,  compared to the  first  quarter  1998.   The

difference between gross sales and net sales reflects beer excise taxes paid by the company on its products.



     The increases in both gross and net sales were primarily due to  higher  domestic  beer sales volume combined  with  increased revenue per barrel.  Beer volume was driven by a domestic  sales-

to-retailers volume increase of approximately 4.5% in  the  first quarter,  which  included  the roll out of  Anheuser-Busch's  new

brand, Tequiza.    Domestic revenue per barrel increased over  2%

versus the comparable period last year.



     This  sales volume and revenue performance is the result  of

Anheuser-Busch's  total marketing effort  which  includes  highly effective and award-winning brand advertising, outstanding retail sales  execution by its wholesaler network and  a continued focus on brand and  market specific revenue enhancement strategies that provide the  company  with  maximum competitive flexibility.



     First  quarter 1999 domestic beer sales-to-wholesalers  were up 7.9%, increasing more than sales-to-retailers due to the planned wholesaler inventory build, which is the company's standard  contingency whenever there is no signed labor contract.

Accordingly,  first quarter 1999 results are  not  indicative  of expectations for the full year.



     The company's beer volume is summarized in the following table:
------------------------------------------------------------------
|           Beer Volume (millions of barrels)                    |
|----------------------------------------------------------------|
|                            First Quarter | 1999 versus 1998    |
|                            ------------- |---------------------|
|                             1999     1998| Barrels     %       |
|                             ----     ----| -------   --------  |
|Domestic                     23.2     21.5| Up 1.7     Up 7.9%  |
|International                 1.3      1.3|  Up .04    Up 2.9%  |
|                             ----     ----| -------   --------  |
| Worldwide A-B Brands        24.5     22.8| Up 1.7     Up 7.6%  |
|Int'l Equity Partner Brands   3.3      2.3| Up 1.0    Up 43.0%  |
|                             ----     ----| -------   --------  |
| Total Brands                27.8     25.1| Up 2.7    Up 10.9%  |
|                             ----     ----| -------   --------  |
|                             ----     ----| -------   --------  |
-------------------------------------------------------------------

     Worldwide  Anheuser-Busch beer sales volume  for  the  first quarter  1999  rose 7.6%, to 24.5 million barrels,  versus  first

quarter  1998.   Worldwide beer volume is comprised  of  domestic

volume  and  international  volume.  Domestic  volume  represents

Anheuser-Busch  beer  produced  and  shipped  within  the  United

States.    International  volume  represents  exports  from   the

company's  U.S.  breweries  to markets  around  the  world,  plus

Anheuser-Busch   brands   produced  overseas   by   company-owned

breweries and under license and contract brewing agreements.



     Total volume, which combines equity volume (representing the company's  share  of  its foreign equity partners'  volume)  with worldwide  volume, was 27.8 million barrels in the first  quarter

1999,  up 2.7 million barrels, or 10.9%, over first quarter 1998.

Total  volume  includes Anheuser-Busch's 50% ownership  in  Grupo

Modelo  in the first quarter 1999 compared to a 37% ownership  in the first quarter 1998.



Domestic Beer Volume
--------------------
     Anheuser-Busch  reported domestic  beer  shipments  of  23.2 million barrels, an increase of 1.7 million barrels, or 7.9%, for

the  first quarter 1999 compared to the first quarter 1998.   The

increase in beer shipments reflects the strong underlying  sales-

to-retailer trends, led by Bud Family sales, the planned increase in wholesaler inventories and the roll out of Tequiza.



Beer Market Share
-----------------
      The company's domestic market share (excluding exports) for the  first  quarter 1999 was 48.1%, an increase of 1.5 percentage points  over 1998 market share of 46.6%.  Including exports,  the company's  share of U. S. shipments was 47.9%, versus  46.5%  for the first quarter 1998.  Domestic market share and share of U. S.

shipments  are  determined  based  on  industry  sales  estimates provided  by  the  Beer  Institute and  were  influenced  by  the company's inventory build.



International Beer
------------------
     International  Anheuser-Busch  beer  volume  for  the  first quarter  1999  was  1.3 million barrels, an  increase  of  38,000

barrels,   or   2.9%,  compared  to  the  first   quarter   1998.

International beer volume reflects strong results in  Canada  and

Latin America, partially offset by continued weakness in Asia and a slowdown in the United Kingdom.

     Cost of products and services for the first quarter 1999 was

$1.71 billion, a $73.3 million, or 4.5%, increase compared to the

first  quarter  1998.   The  increase in  cost  of  products  and

services  is  principally  due to higher  domestic  beer  volume.

Gross profit as a percentage of net sales was 36.2% for the first quarter  1999, up 1.6 percentage points from 34.6% for the  first quarter 1998, reflecting the impact of higher revenue per barrel.



          Marketing, distribution and administrative expenses for

the  first quarter 1999 were $436.5 million, compared with $400.4 million for the first quarter 1998, an increase of $36.1 million,

or   9.0%.    The   increase  in  marketing,   distribution   and

administrative expenses in the first quarter 1999 compared to the prior  year is due primarily to higher overall marketing spending and  increased distribution costs associated with the significant increase  in  domestic beer volume. Marketing,  distribution  and administrative  expenses for the full year 1999 are  expected  to increase approximately 5% compared to 1998.



      Operating  income  for the first quarter  1999  was  $536.6 million, up $68.3 million, or 14.6%, compared to operating income of  $468.3 million for the first quarter 1998.  This increase  is primarily  due to higher domestic beer sales volume and increased revenue  per barrel, partially offset by lower operating  results from  international  beer operations and  the  higher  marketing,

distribution and administrative expenses.
                               12

     Operating   results  from  international   beer   operations

(excluding Modelo) were lower in the first quarter 1999  compared to  1998 primarily due to continuing weak economic conditions  in

Asia,  and  a  slowdown in the United Kingdom.   The  decline  in

international  beer  operations  was  more  than  offset  by  the increase in equity earnings from Modelo.



     Net  interest  cost (interest expense less interest  income)

was $74.9 million for the first quarter 1999, an increase of $0.9

million,  or 1.3%, compared to the first quarter 1998.   Interest

capitalized  decreased  $5.4 million, to $3.3  million,  for  the first  quarter 1999 compared to the corresponding period in  1998 due to lower average construction in progress balances.



      Other  income/expense, net includes  numerous  items  of  a nonoperating  nature which do not have a material impact  on  the company's consolidated results of operations, either individually or in the aggregate.



     Equity income, net of tax, increased $12.3 million, to $31.6 million, for the first quarter 1999, due to the increased

ownership in Grupo Modelo from 37% to 50% and the strong

underlying volume and earnings results of Modelo's operations.



     Net  income  for  the  first quarter  1999  increased  $53.9 million, or 20.3%, to $319.1 million, versus the same period last

year.   Diluted  earnings per share for the  first  quarter  were

$.66,  an  increase  of  $.12, or 22.2%, compared  to  the  first quarter 1998.  These increases reflect higher domestic beer sales

volume,  increased  revenue  per  barrel  and  increased   equity

earnings  from the company's Modelo investment, partially  offset by increased marketing, distribution and administrative expenses.
                               13

     The  rate of earnings per share growth in the first  quarter benefited from the company's planned wholesaler inventory  build.

The  company expects double-digit earnings per share  growth  for the full year, but at levels below the first quarter results.



LIQUIDITY AND FINANCIAL CONDITION
----------------------------------
     Cash and marketable securities at March 31, 1999 were $152.1 million,  an  increase of $45.7 million from the March  31,  1998 level,  and a decrease of $72.7 million from December  31,  1998.

The principal source of the company's cash flow is cash generated

by  operations.   Issuance of long-term debt provided  additional

sources  of cash during the twelve month period ended  March  31,

1999.   Significant uses of cash during the 12-month period  were

capital  expenditures,  share  repurchases,  dividends  and   the

additional  investment  in Grupo Modelo.   See  the  Consolidated

Statement of Cash Flows for detailed information.

Total   long-term  debt  increased  $330.5  million  during   the

twelve month period ended March 31, 1999.  The following outlines the change in debt during this period:



     Debt Issuances...$478.5 million, comprised of the following:
     --------------
          - $450 million of long-term notes ($150 million at 5.75%; $100 million each at 5.65%, 5.375% and 5.125%)
          - $4.4 million of industrial development revenue bonds (various fixed interest rates)
          - $24.1 million of other miscellaneous borrowings (various fixed interest rates)


     Debt Reduction...$148.0  million, comprised of the following:
     --------------
          - $45.5 million of sinking fund debentures ($22.5 million at 8.625%; $23.0 million at 8.5%)
          - $43.2 million of commercial paper (4.9% weighted average interest rate)
          -    $36.7 million of ESOP debt (8.25%)
          - $15.0 million of medium notes (7.65% weighted average interest rate)
          - $7.6 million of other miscellaneous reductions (various fixed interest rates)



     At  March  31,  1999,  $518.7 million  of  commercial  paper borrowings were outstanding, a decrease of $43.2 million compared to the balance at March 31, 1998, and a decrease of $96.6 million from December 31, 1998. Commercial paper is classified as long-

term  debt  since it is intended to be maintained on a  long-term basis  with on-going credit support provided by the company's  $1 billion revolving credit agreement.



      Capital  expenditures during the first  quarter  1999  were

$184.4  million, compared to $237.4 million for the first quarter

1998,   a   decrease  of  22.3%.   For  the  full  year,  capital

expenditures  are expected to approximate $900 million,  compared to $817.5 million in 1998.





RISK MANAGEMENT
----------------
     The company's derivatives holdings will fluctuate during the year  based  on  normal and recurring changes in  purchasing  and production activity.  Since December 31, 1998, there have been no significant  changes  in the company's interest  rate,  commodity price  and  foreign currency exposures, changes in the  types  of

derivative   instruments  used  to  hedge  those  exposures,   or

significant changes in underlying market conditions.

SYSTEM-RELATED YEAR 2000 COSTS
------------------------------
       Anheuser-Busch  has  identified its  significant  systems,

  facilities  and  equipment issues related  to  Year  2000  date

  recognition  for  key  accounting and operating  systems.   The

  company  is  working  to resolve the Year 2000  matter  through either the replacement of existing systems with new Year  2000-

  ready  systems or the reprogramming of existing systems.  There may  be  some diversion of information systems funding for  the

  Year  2000  effort,  but material delays of  critical  non-Year

  2000  information  technology initiatives are not  anticipated.

  Completion  of  all  reprogramming,  hardware  replacement  and appropriate  testing of significant systems is  expected  prior to June 30, 1999.



       All  costs  related  to the assessment, reprogramming  and testing  of  existing  systems for the  Year  2000  effort  are expensed  as  incurred.  Costs associated with  replacement  of hardware  that  is not Year 2000 ready will be  capitalized  in accordance  with the company's existing fixed asset  accounting

  policies.    The   company  has  incurred   Year   2000-related

  reprogramming costs of $3.7 million for the first three  months of  1999,  compared to costs of $15.5 million and $6.6  million for  the  full years 1998 and 1997, respectively,  and  nominal costs  for 1996.  The company estimates incurring an additional

  $17  million  to  complete the Year 2000 reprogramming  effort.

  Hardware replacement costs are not expected to be significant.



       Although  the  company  expects to  be  Year  2000  ready,

  failure  of  the  company  or  significant  key  suppliers   or

  customers to be fully Year 2000 ready could potentially have  a material  adverse  impact  on  the  results  of  the  company's

  operations.   However,  due  to  the  many  factors   involved,

  including  factors  impacting third parties which  the  company cannot readily ascertain, Anheuser-Busch is currently unable to estimate the potential impact. The company is assessing important  third party Year 2000 preparedness  and  is  working with  its  key  suppliers and customers  to  ensure  Year  2000

  issues  are  adequately addressed to the extent  possible.   In

  that  regard, the company is developing methodology to  monitor those third party remediation efforts.



       The  company  considers the likelihood  of  non-Year  2000 readiness  by  Anheuser-Busch to be remote, but  is  unable  to determine  with  certainty the likelihood  of  Year  2000  non-

  readiness  by  key  suppliers or customers.  Contingency  plans are  being  developed  to ensure critical  operations  continue

  uninterrupted  in  the  event  either  Anheuser-Busch  or   key

  suppliers  or  customers fail to resolve their respective  Year

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

Agency  (EPA)  designated clean-up sites for which Anheuser-Busch has  been  identified  as a Potentially Responsible  Party  (PRP)

would  have  a  material  impact on  the  company's  consolidated financial statements.
                               18

                         PART II - OTHER INFORMATION


Item 2.  Changes in Securities

  On January 4, 1999, the company issued out of treasury shares a total of

904 shares of the company's common stock ($1 par value) to two members of the Board of Directors of the company in lieu of cash for all or a portion of those members' 1999 annual retainer fees pursuant to the company's

Non-Employee Director Elective Stock Acquisition Plan.  The transaction was exempt from registration and propectus delivery requirements of the Securities

Act of 1933 pursuant to Section 4(2) of the Act.




Item 4. Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Shareholders of the company held April 28,

1999, the following matters were voted upon:


    1. Election of John E. Jacob, Charles F. Knight, James B. Orthwein and Joyce M. Roche' to serve as Directors of the company for a term of three years.

                                      For           Withheld      Non-Votes
                                      ---           ---------     ---------

        John E. Jacob              404,098,133        5,586,779          0
        Charles F. Knight          402,059,686        7,625,226          0
        James B. Orthwein          403,530,991        6,153,921          0
        Joyce M. Roche'            404,429,963        5,254,949          0



     2. Approve the Amendment of the Restated Certificate of Incorporation to increase the number of authorized shares of common stock.

         For            364,385,871
         Against         44,298,493
         Abstain            997,748
         Non-Votes            2,800

     3. Approve the employment of PricewaterhouseCoopers LLP, as independent accountants, to audit the books and accounts of the company for 1999.

        For              407,267,423
        Against            1,592,529
        Abstain              824,960
        Non-Votes                  0

     4. Shareholder proposal concerning option exercise period.

        For               18,021,137
        Against          351,726,564
        Abstain            5,917,286
        Non-Votes         34,019,925



     5. Shareholder proposal concerning option exercise price.

        For               53,137,063
        Against          313,753,066
        Abstain            4,993,390
        Non-Votes         37,801,393

     6. Shareholder proposal concerning Shareholder Rights Plan.

        For              183,485,226
        Against          186,424,904
        Abstain            4,397,983
        Non-Votes         35,376,799



     7. Shareholder proposal concerning Board Composition.

        For                 18,611,950
        Against            350,457,432
        Abstain              5,144,137
        Non-Votes           35,471,393



     8. Shareholder proposal concerning Classified Board.

        For              171,535,710
        Against          198,394,648
        Abstain            4,382,557
        Non-Votes         35,371,997



     9. Shareholder proposal concerning Chairman of the Board.

        For               57,556,444
        Against          312,314,370
        Abstain            4,416,652
        Non-Votes         35,397,446





Item 5.  Other Information


LABOR NEGOTIATIONS
------------------
     Teamsters-represented employees are working under the  terms of  the  company's  final contract offer  which  was  implemented

September  21,  1998, and have not voted on  the  contract  offer since  July  1998.  Although the company does not expect  a  work stoppage  it  remains fully prepared to operate its breweries  if one occurs.

     The  company's implemented final offer includes an 11.5% pay increase  over  the five year life of the contract  and  enhanced pension  benefits.  Also included in the offer are provisions  to support  productivity improvement, promote workplace flexibility,

reduce absenteeism, improve the grievance procedure and institute a more effective drug-testing program.



Item 6.  Exhibits and Reports on Form 8-K

    (a)   Exhibits
          --------

     12 -   Ratio of Earnings to Fixed Charges

     27 -   Financial Data Schedule


    (b)  Reports on Form 8-K
         -------------------
         No reports on Form 8-K were filed during the three month period ending March 31, 1999.

                                 SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ANHEUSER-BUSCH COMPANIES, INC.
                                 (Registrant)


                                 /s/ W. Randolph Baker
                                 ------------------------------------------
                                 W. Randolph Baker
                                 Vice President and Chief Financial Officer
                                 (Chief Financial Officer)
                                 May 12, 1999





                                 /s/ John F. Kelly
                                 ------------------------------------------
                                 John F. Kelly
                                 Vice President and Controller
                                 (Chief Accounting Officer)
                                 May 12, 1999