Form 10-Q
period 1999-06-30
ANHEUSER BUSCH COMPANIES INC
filed 1999-08-12
CIK 310569

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                         For Quarter Ended June 30, 1999

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

$1 Par Value Common Stock - 467,500,984 shares as of June 30, 1999

CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)

                                                         Second Quarter Ended                Six Months Ended
                                                               June 30,                          June 30,
                                                     ----------------------------       ---------------------------
(In millions, except per share data)                    1999              1998              1999             1998
-------------------------------------------------------------------------------------------------------------------
Sales                                                 $3,600.8          $3,521.6         $ 6,758.0        $6,472.8
   Less excise taxes                                    (520.1)           (515.3)           (992.1)         (959.0)
                                                     --------------------------------------------------------------
Net sales                                              3,080.7           3,006.3           5,765.9         5,513.8
   Cost of products and services                      (1,864.5)         (1,863.4)         (3,576.6)       (3,502.2)
                                                     --------------------------------------------------------------
Gross profit                                           1,216.2           1,142.9           2,189.3         2,011.6
Marketing, distribution and administrative
   expenses                                             (521.6)           (483.7)           (958.1)         (884.1)
                                                     --------------------------------------------------------------
Operating income                                         694.6             659.2           1,231.2         1,127.5
Other income and expenses:
   Interest expense                                      (79.2)            (72.2)           (155.0)         (147.7)
   Interest capitalized                                    4.2               8.4               7.5            17.1
   Interest income                                         0.9               1.6               1.8             3.1
   Other income/(expense), net                            (3.1)              2.0              (4.3)           (4.1)
                                                     --------------------------------------------------------------
Income before income taxes                               617.4             599.0           1,081.2           995.9
Provision for income taxes                              (234.5)           (227.7)           (410.8)         (378.7)
Equity income, net of tax                                 48.1              19.9              79.7            39.2
                                                     --------------------------------------------------------------
Net income                                               431.0             391.2             750.1           656.4
Retained earnings, beginning of period                 8,506.4           7,743.5           8,320.7         7,604.9
Common stock dividends (per share: 2nd quarter,
   1999--$.28; 1998--$.26; six months, 1999-
   $.56; 1998--$.52)                                    (131.9)           (125.9)           (265.3)         (252.5)
                                                     --------------------------------------------------------------
Retained earnings, end of period                      $8,805.5          $8,008.8          $8,805.5        $8,008.8
                                                     ==============================================================
Basic earnings per share                              $    .92          $    .81          $   1.58        $   1.35
                                                     ==============================================================
Diluted earnings per share                            $    .90          $    .80          $   1.56        $   1.34
                                                     ==============================================================

See accompanying Notes to Consolidated Financial Statements on Pages 3 through 5.

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

2.    BUSINESS SEGMENT INFORMATION FOR THE SECOND QUARTER ENDED
      JUNE 30, 1999 ($ In Millions):

                                 ----------------------------------------------------------------------------------------
1999                              Domestic Beer  Int'l Beer  Packaging   Entertain.    Other   Corp. & Elims.    Consol.
-------------------------------------------------------------------------------------------------------------------------
Gross Sales                          $2,827.9       212.9       514.3       225.7       36.1       (216.1)      $3,600.8
-------------------------------------------------------------------------------------------------------------------------
Net Sales:
- Intersegment                             --          --      $207.0          --        9.1       (216.1)            --
- External                           $2,343.4       177.3       307.3       225.7       27.0           --       $3,080.7
-------------------------------------------------------------------------------------------------------------------------
Income Before
Income Taxes                         $  634.0        12.1        46.1        47.6        5.7       (128.1)      $  617.4
-------------------------------------------------------------------------------------------------------------------------
Equity Income,
Net of Tax                                 --       $48.1          --          --         --           --       $   48.1
-------------------------------------------------------------------------------------------------------------------------
Net Income                           $  393.0        55.6        28.6        29.5        3.5        (79.2)      $  431.0
-------------------------------------------------------------------------------------------------------------------------

                                 ----------------------------------------------------------------------------------------
1998                              Domestic Beer  Int'l Beer  Packaging   Entertain.    Other    Corp. & Elims.   Consol.
-------------------------------------------------------------------------------------------------------------------------
Gross Sales                          $2,708.9       242.3       499.1       230.5       36.4       (195.6)      $3,521.6
-------------------------------------------------------------------------------------------------------------------------
Net Sales:
- Intersegment                             --          --      $187.2          --        8.4       (195.6)            --
- External                           $2,236.7       199.2       311.9       230.5       28.0           --       $3,006.3
-------------------------------------------------------------------------------------------------------------------------
Income Before
Income Taxes                         $  582.1        15.2        42.0        54.6        3.1        (98.0)      $  599.0
-------------------------------------------------------------------------------------------------------------------------
Equity Income,
Net of Tax                                 --       $19.9          --          --         --           --       $   19.9
-------------------------------------------------------------------------------------------------------------------------
Net Income                           $  360.9        29.3        26.1        33.9        2.0        (61.0)      $  391.2
-------------------------------------------------------------------------------------------------------------------------

                                      3

   BUSINESS SEGMENT INFORMATION FOR THE SIX MONTHS ENDED
   JUNE 30, 1999 ($ In Millions):

                                 ----------------------------------------------------------------------------------------
1999                              Domestic Beer  Int'l Beer  Packaging   Entertain.    Other    Corp. & Elims.   Consol.
-------------------------------------------------------------------------------------------------------------------------
Gross Sales                          $5,480.6       341.4       950.0       339.6       58.1       (411.7)      $6,758.0
------------------------------------------------------------------------------------------------------------------------
Net Sales:
- Intersegment                             --          --      $396.9          --       14.8       (411.7)            --
- External                           $4,543.4       286.5       553.1       339.6       43.3           --       $5,765.9
-------------------------------------------------------------------------------------------------------------------------
Income Before
Income Taxes                         $1,206.2         4.4        72.7        34.0        5.3       (241.4)      $1,081.2
-------------------------------------------------------------------------------------------------------------------------
Equity Income,
Net of Tax                                 --       $79.7          --          --         --           --       $   79.7
-------------------------------------------------------------------------------------------------------------------------
Net Income                           $  747.8        82.4        45.1        21.1        3.3       (149.6)      $  750.1
-------------------------------------------------------------------------------------------------------------------------

                               ------------------------------------------------------------------------------------------
1998                              Domestic Beer  Int'l Beer  Packaging   Entertain.    Other    Corp. & Elims.   Consol.
-------------------------------------------------------------------------------------------------------------------------
Gross Sales                          $5,127.2       378.2       927.7       341.8       66.6       (368.7)      $6,472.8
-------------------------------------------------------------------------------------------------------------------------
Net Sales:
- Intersegment                             --          --      $354.2          --       14.5       (368.7)            --
- External                           $4,231.6       314.8       573.5       341.8       52.1           --       $5,513.8
-------------------------------------------------------------------------------------------------------------------------
Income Before
Income Taxes                         $1,068.4         8.9        66.1        40.0        3.0       (190.5)      $  995.9
-------------------------------------------------------------------------------------------------------------------------
Equity Income,
Net of Tax                                 --       $39.2          --          --         --           --       $   39.2
-------------------------------------------------------------------------------------------------------------------------
Net Income                           $  662.4        44.7        41.0        24.8        1.9       (118.4)      $  656.4
-------------------------------------------------------------------------------------------------------------------------

                                      4

3.   COMPREHENSIVE INCOME ($ In Millions)

                                                               Second Quarter Ended June 30, 1999
--------------------------------------------------------------------------------------------------
                                                                   1999                  1998
                                                                 --------              --------
Net Income                                                        $431.0                $391.2
Foreign Currency Translation                                        34.7                  (1.0)
                                                                 ------------------------------
Comprehensive Income                                              $465.7                $390.2
                                                                 ==============================
--------------------------------------------------------------------------------------------------

                                                                 Six Months Ended June 30, 1999
--------------------------------------------------------------------------------------------------
                                                                   1999                  1998
                                                                 --------              --------
Net Income                                                        $750.1                $656.4
Foreign Currency Translation                                        22.8                  (2.0)
                                                                 ------------------------------
Comprehensive Income                                              $772.9                $658.4
                                                                 ==============================
--------------------------------------------------------------------------------------------------

                                      5

CONSOLIDATED BALANCE SHEET
Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)

                                                                                             June 30,
                                                                               -----------------------------------
(In millions)                                                                     1999                     1998
------------------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
Cash and marketable securities                                                  $   133.5               $   152.5
Receivables, less allowance for
   doubtful accounts                                                                834.6                   866.6
Inventories:
   Raw materials and supplies                                                       311.7                   313.7
   Work in progress                                                                  97.5                   100.6
   Finished goods                                                                   206.5                   200.3
      Total inventories                                                             615.7                   614.6
Other current assets                                                                178.2                   182.2
                                                                               -----------------------------------
   Total current assets                                                           1,762.0                 1,815.9

INVESTMENTS IN AFFILIATED COMPANIES                                               1,978.7                 1,287.7
INVESTMENTS AND OTHER ASSETS                                                      1,096.0                 1,109.9
PLANT AND EQUIPMENT, NET                                                          7,884.8                 7,869.3
                                                                               -----------------------------------
   TOTAL ASSETS                                                                 $12,721.5               $12,082.8
                                                                               ===================================
LIABILITIES AND SHAREHOLDERS EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                             $   807.4               $   708.6
   Accrued salaries, wages and benefits                                             238.2                   225.7
   Accrued taxes                                                                    305.6                   304.5
   Other current liabilities                                                        428.0                   346.1
                                                                               -----------------------------------
      Total current liabilities                                                   1,779.2                 1,584.9
                                                                               -----------------------------------
POSTRETIREMENT BENEFITS                                                             521.2                   525.8
                                                                               -----------------------------------
LONG-TERM DEBT                                                                    5,064.3                 4,417.4
                                                                               -----------------------------------
DEFERRED INCOME TAXES                                                             1,336.7                 1,341.9
                                                                               -----------------------------------
SHAREHOLDERS EQUITY:
   Common stock                                                                     714.3                   711.0
   Capital in excess of par value                                                 1,155.7                 1,052.2
   Retained earnings                                                              8,805.5                 8,008.8
   Foreign currency translation adjustment                                         (182.8)                 (212.0)
                                                                               -----------------------------------
                                                                                 10,492.7                 9,560.0
   Treasury stock, at cost                                                       (6,262.1)               (5,100.0)
   ESOP debt guarantee                                                             (210.5)                 (247.2)
                                                                               -----------------------------------
                                                                                  4,020.1                 4,212.8
                                                                               -----------------------------------
COMMITMENTS AND CONTINGENCIES                                                         --                      --
                                                                               -----------------------------------
TOTAL LIABILITIES AND SHAREHOLDERS EQUITY                                       $12,721.5               $12,082.8
                                                                               ===================================

                                      6

CONSOLIDATED STATEMENT OF CASH FLOWS
Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)

                                                                                    Six months ended June 30,
                                                                                ----------------------------------
(In millions)                                                                     1999                     1998
------------------------------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
   Net income                                                                    $  750.1                $  656.4
   Adjustments to reconcile net income to cash
      provided by operating activities:
         Depreciation and amortization                                              378.5                   360.1
         Deferred income taxes                                                       33.1                    48.3
         Undistributed earnings of affiliated companies                             (78.3)                  (23.4)
         (Increase) in noncash working capital                                     (164.0)                 (142.7)
         Other, net                                                                  13.2                   (13.9)
                                                                                ----------------------------------
   Cash provided by operating activities                                            932.6                   884.8
                                                                                ----------------------------------
CASH FLOW FROM INVESTING ACTIVITIES:
   Capital expenditures                                                            (400.8)                 (444.1)
                                                                                ----------------------------------
   Cash (used for) investing activities                                            (400.8)                 (444.1)
                                                                                ----------------------------------
CASH FLOW FROM FINANCING ACTIVITIES:
   Increase in long-term debt                                                       547.1                   116.7
   Decrease in long-term debt                                                      (164.7)                  (30.0)
   Dividends paid to stockholders                                                  (265.3)                 (252.5)
   Acquisition of treasury stock                                                   (780.0)                 (306.7)
   Shares issued under stock plans                                                   39.8                    37.0
                                                                                ----------------------------------
   Cash (used for) financing activities                                            (623.1)                 (435.5)
                                                                                ----------------------------------
   Net increase (decrease) in cash and marketable
      securities during the period                                                  (91.3)                    5.2
   Cash and marketable securities, beginning of
      period                                                                        224.8                   147.3
                                                                                ----------------------------------
   Cash and marketable securities, end of period                                 $  133.5                $  152.5
                                                                                ==================================

A more complete understanding of the company's financial position and business can be gained by reference to the Anheuser-Busch Companies, Inc. Annual Report on Form 10-K for the year ended December 31, 1998.

Item 2.  Management's Discussion and Analysis of Operations and Financial
Condition

INTRODUCTION
------------
      This Discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of Anheuser-Busch Companies, Inc. for the second quarter and first six months ended June 30, 1999, compared to the second quarter and first six months ended June 30, 1998, and the year ended December 31, 1998. This Discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in the company's Annual Report to Shareholders for the year ended December 31, 1998. Additional information concerning the company's consolidated financial and operating results is located in the Letter to Shareholders section of the second quarter Financial Report contained in the quarterly Anheuser-Busch publication Horizons.

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

      Important factors that could cause actual results to differ from the expectations stated in this Discussion include, among others, changes in the pricing environment for the company's products; changes in domestic demand for malt beverage products; changes in customer preference for the company's malt beverage products;

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

SECOND QUARTER AND FIRST SIX MONTHS OF 1999 FINANCIAL RESULTS
-------------------------------------------------------------
      Key operating results for the second quarter and first six months of 1999 versus the comparable periods in 1998 are summarized in the following tables. First six months results are more indicative of the company's sales and financial performance in 1999 than individual first and second quarter results due to the first quarter wholesaler inventory build and second quarter wholesaler inventory drawdown.

------------------------------------------------------------------------------------------------------------------
                                                             SECOND QUARTER (in millions, except per share)
                                                     -------------------------------------------------------------
                                                                                              1999 vs. 1998
                                                                                        --------------------------
                                                       1999              1998               $               %
                                                     -------------------------------------------------------------
Gross Sales                                           $3,601            $3,522            Up $79        Up 2.2%
Net Sales                                             $3,081            $3,006            Up $75        Up 2.5%
Operating Income                                        $695              $659            Up $36        Up 5.4%
Equity Income, Net of Tax                                $48               $20            Up $28       Up 142.0%
Net Income                                              $431              $391            Up $40        Up 10.2%
Diluted Earnings per Share                              $.90              $.80           Up $.10        Up 12.5%
------------------------------------------------------------------------------------------------------------------

                                      9

------------------------------------------------------------------------------------------------------------------
                                                       SIX MONTHS ENDED JUNE 30 (in millions, except per share)
                                                     -------------------------------------------------------------
                                                                                              1999 vs. 1998
                                                                                        --------------------------
                                                       1999              1998               $               %
                                                     -------------------------------------------------------------
Gross Sales                                           $6,758            $6,473           Up $285        Up 4.4%
Net Sales                                             $5,766            $5,514           Up $252        Up 4.6%
Operating Income                                      $1,231            $1,127           Up $104        Up 9.2%
Equity Income, Net of Tax                                $80               $39            Up $41       Up 103.3%
Net Income                                              $750              $656            Up $94        Up 14.3%
Diluted Earnings per Share                             $1.56             $1.34           Up $.22        Up 16.4%
------------------------------------------------------------------------------------------------------------------

      The second quarter 1999 was Anheuser-Busch's third consecutive quarter of solid double-digit earnings per share growth since implementing its revenue enhancement strategy of selective, market-by-market price increases or discount reductions. The company is currently evaluating opportunities for additional discount reductions and selected price increases in the fourth quarter 1999. The scope of these actions will again be based on a market-by-market assessment of competitive conditions.

      Given the favorable volume and pricing momentum, Anheuser-Busch is confident of achieving its double-digit earnings per share growth objective, with growth in the mid-teens expected for 1999.

RESULTS OF OPERATIONS
---------------------
      Anheuser-Busch achieved gross sales of $3.6 billion and $6.8 billion, and net sales of $3.1 billion and $5.8 billion, respectively, in the second quarter and first six months of 1999. These amounts represent gross sales increases over 1998 of $79.2 million, or 2.2%, for the second quarter and $285.2 million, or 4.4%, for the first six months. Net sales increased over 1998 by $74.4 million, or 2.5%, and $252.1 million, or 4.6%, for the same periods.

      The increases in gross and net sales are due to higher domestic beer sales volume and higher domestic revenue per barrel, partially offset by lower international sales and lower sales from the company's commodity-based aluminum recycling operations. The difference between gross sales and net sales represents beer excise taxes paid by the company on its products.

      Domestic sales-to-retailer volume was up 3.7% for the second quarter and approximately 4% for the first six months of 1999. This volume performance was led by the Bud Family, with sales-to-retailers up 3.4%, and included contributions from the Busch and Natural brand families as well as new products. Domestic revenue per barrel grew over 2% for both the second quarter and first six months of 1999, compared to the same periods last year.

      The company's beer volume information is summarized in the following table:

----------------------------------------------------------------------------------------------------------------------
                                   REPORTED BEER VOLUME (millions of barrels)
----------------------------------------------------------------------------------------------------------------------
                                                           Second Quarter                 Six Months Ended June 30
                                                  --------------------------------      ------------------------------
                                                                  Vs. 1998                               Vs. 1998
                                                            ----------------------                --------------------
                                                   1999      Barrels        %            1999     Barrels       %
                                                  ------    --------    ----------      ------    --------  ----------
Domestic                                           24.7      Up 0.5       Up 2.3%        47.9      Up 2.2     Up 4.9%
International                                       2.0      Dn .02       Dn 1.2%         3.3      Up .01     Up 0.4%
                                                  ------    --------    ----------      ------    --------  ----------
Worldwide - A-B Brands                             26.7      Up 0.5       Up 2.0%        51.2      Up 2.3     Up 4.6%
International Equity Partner Brands                 4.2      Up 1.6      Up 60.9%         7.6      Up 2.6    Up 52.5%
                                                  ------    --------    ----------      ------    --------  ----------
Total Brands                                       30.9      Up 2.1       Up 7.4%        58.8      Up 4.9     Up 9.0%
                                                  ======    ========    ==========      ======    ========  ==========
----------------------------------------------------------------------------------------------------------------------

                                      11

      Worldwide Anheuser-Busch beer brands volume was 26.7 million barrels, up 2.0% in the second quarter, and 51.2 million barrels, up 4.6% for the first six months of 1999, compared to similar periods last year. Worldwide beer volume is comprised of domestic volume and international volume. Domestic volume represents Anheuser-Busch beer produced and shipped within the United States. International volume represents exports from the company's U.S. breweries to markets around the world, plus Anheuser-Busch brands produced overseas by company-owned breweries and under license and contract brewing agreements.

      Domestic beer shipments for the first six months of 1999 were up 4.9%, to 47.9 million barrels versus the comparable period last year. Second quarter domestic beer shipments grew 2.3% to 24.7 million barrels. The company's domestic market share (excluding exports) for the first six months of 1999 was 46.1%, an increase of 0.8 percentage points over 1998 market share of 45.3%. Including exports, the company's share of U.S. shipments was 45.8%, versus 45.1% for the first six months of 1998. Domestic market share and share of U.S. shipments are determined based on industry sales estimates provided by the Beer Institute. Anheuser-Busch has led the U.S. brewing industry in sales volume and market share since 1957.

      International beer volume, excluding Grupo Modelo, declined 1.2% in the second quarter and grew 0.4% for the first six months of 1999. International beer operations experienced solid volume growth in Canada, Latin America and Continental Europe offset by continued weakness in Asia and a slowdown in the United Kingdom. Overall, international beer profits, excluding Modelo, declined versus last year in both the second quarter and first six months of 1999.

      Total beer volume, which combines equity volume (representing the company's share of its foreign equity partners' volume) with worldwide Anheuser-Busch brand volume, was 30.9 million barrels, up 2.1 million barrels, or 7.4%, in the second quarter and 58.8 million barrels, up 4.9 million barrels, or 9.0%, for the first six months of 1999. International equity partners' brands reflect the company's 50% ownership interest in Modelo brands for 1999, compared with a 37% ownership interest in Modelo in 1998.

      Cost of products and services was $1.9 billion and $3.6 billion, respectively, for the second quarter and first six months of 1999, remaining essentially level and increasing 2.1% compared to the same periods in 1998.

      Cost of products and services remained level in the second quarter 1999 versus 1998 as the costs associated with higher domestic beer volume were offset by lower costs due to productivity improvements, lower international beer volume and lower cost of sales from commodity-based aluminum recycling operations. The increase in cost of products and services for the first six months is primarily attributable to higher domestic beer volume.

      Gross profit as a percentage of net sales was 39.5% for the second quarter and 38.0% for the first six months of 1999, both increases of 1.5 percentage points versus comparable periods in 1998.

      Marketing, distribution and administrative expenses for the second quarter 1999 were $521.6 million compared with $483.7 million for the second quarter 1998, an increase of $37.9 million, or 7.8%. For the first six months of 1999, these expenses were $958.1 million, an increase of $74.0 million, or 8.4% compared with $884.1 million in 1998. These increases are primarily due to higher domestic marketing and sales promotion spending in support of the Bud Family, higher spending on consumer awareness and education programs and higher general and administrative costs.

      Operating income for the second quarter 1999 was $694.6 million, an increase of $35.4 million, or 5.4%, over the comparable period last year. Operating income for the first six months of 1999 was $1.2 billion, an increase of $103.7 million, or 9.2% versus the first six months of 1998. The increases in operating income were primarily due to domestic beer growth attributable to increased beer sales volume and higher revenue per barrel, partially offset by higher marketing expense. Performance by the company's packaging operations improved, while operating results from theme park and international beer operations declined in the first six months.

      Equity income, net of tax increased $28.2 million, to $48.1 million for the second quarter and increased $40.5 million, to $79.7 million for the first six months of 1999. The increases reflect Modelo's strong underlying operating results and the company's 50% equity stake in Modelo in 1999 compared to a 37% share in 1998.

      Net interest cost (interest expense less interest income) was $78.3 million for the second quarter 1999, an increase of $7.7 million, or 10.9%, compared to net interest cost of $70.6 million for the second quarter 1998. Net interest cost for the first six months of 1999 was $153.2 million, an increase of $8.6 million, or 5.9%, over net interest cost of $144.6 million for the corresponding period in 1998. These increases reflect higher average outstanding debt balances in 1999 versus 1998.

      Interest capitalized declined $4.2 million and $9.6 million for the second quarter and first six months of 1999, to $4.2 million and $7.5 million, respectively, due primarily to lower average construction-in-progress balances.

      Other income/(expense), net was $3.1 million for the second quarter and $4.3 million for the first six months of 1999. Other income/(expense), net includes numerous items of a nonoperating nature which do not have a material impact on the company's consolidated results of operations, either individually or in the aggregate.

      The effective tax rate of 38.0% of pretax earnings for the second quarter and first six months of 1999, was consistent with the comparable periods in 1998.

      Net income was $431.0 million for the second quarter 1999, an increase of $39.8 million, or 10.2%, compared to the second quarter 1998. For the first six months of 1999, net income was $750.1 million, an increase of $93.7 million, or 14.3%, compared to 1998.

      Diluted earnings per share for the second quarter 1999 were $.90, an increase of $.10, or 12.5%, compared to the second quarter 1998. For the first six months of 1999, diluted earnings per share were $1.56, an increase of $.22, or 16.4%, compared to 1998. Diluted earnings per share are based on the weighted average outstanding shares of the company's common stock.

      Earnings per share growth continues to benefit from fewer shares outstanding due to the company's ongoing share repurchase program. The company has repurchased over 10 million shares through the first six months of 1999 and anticipates the repurchase in 1999 of just over 3% of total shares outstanding.

FINANCIAL CONDITION
-------------------
      Cash and marketable securities at June 30, 1999 totaled $133.5 million, representing decreases of $19.0 million from June 30, 1998 and $91.3 million since December 31, 1998. The principal source of the company's cash flow is cash generated by operations. Financing activities provided additional sources of cash during the twelve-month period ended June 30, 1999.
Principal uses of cash during the period included capital expenditures, share repurchases and dividends.

      Total long-term debt increased $646.9 million during the twelve-month period ended June 30, 1999. The net increase in debt during this period is shown below, by key component:

Debt Issuances  . . . $756.7 million, comprised of the following:
--------------
    - $600.0 million of long-term notes (interest rates: $100.0 million each at 5.125%, 5.375% and 5.65%; $300.0 million at 5.75%)
    - $90.9 million of commercial paper (weighted average interest rate:
      5.25%)
    - $14.0 million of industrial revenue bonds (floating interest rate)
    - $51.8 million of miscellaneous borrowings
Debt Reduction  . . .  $109.8 million, comprised of the following:
--------------
    - $45.5 million of debentures (interest rates: $22.5 million at 8.625% and $23.0 million at 8.5%)
    - $15.0 million of medium-term notes (various fixed interest rates)
    - $36.7 million of ESOP debt guarantee (interest rate: 8.25%)
    - $5.4 million of industrial revenue bonds (interest rate: 6.5%)
    - $7.2 million of miscellaneous reductions

      Commercial paper borrowings were $683.3 million at June 30, 1999, which represents an increase of $68.0 million compared to the balance at December 31, 1998. Commercial paper is classified as long-term since it is intended to be maintained on a long-term basis with on-going credit support provided by the company's $1 billion revolving credit agreement.

      Capital expenditures during the second quarter 1999 were $216.4 million compared to $206.7 million for the second quarter 1998, up 4.7%, and $400.8 million for the first six months of 1999, versus $444.1 million for the first six months of 1998, a decrease of 9.8%.

RISK MANAGEMENT
---------------
      The company's derivatives holdings will fluctuate during the year based on normal and recurring changes in purchasing and production activity. Since December 31, 1998, there have been no significant changes in the company's interest rate, commodity price and foreign exchange exposures, changes in the types of derivative instruments used to hedge those exposures, or significant changes in underlying market conditions.

SYSTEM-RELATED YEAR 2000 COSTS
------------------------------
      Anheuser-Busch has identified its significant systems, facilities and equipment issues related to Year 2000 date recognition for key financial and operating systems. The company is working to resolve the Year 2000 matter through either the replacement of existing systems with new Year 2000-ready systems or the reprogramming of existing systems. There may be some diversion of information systems funding for the year 2000 effort, but material delays of critical non-Year 2000 information technology initiatives are not anticipated. The company estimates its readiness efforts are 95% complete, with remaining reprogramming, hardware replacement and testing of significant systems expected to be completed prior to September 30, 1999.

      All costs related to the assessment, reprogramming and testing of existing systems for the Year 2000 effort are expensed as incurred. Costs associated with replacement of hardware that is not Year 2000 ready are capitalized in accordance with the company's existing fixed asset accounting policies. The company has incurred Year 2000-related reprogramming costs of $6.8 million for the first six months of 1999, compared to costs of $15.5 million and $6.6 million, respectively, for the full years 1998 and 1997 and nominal costs for 1996. The company continues to estimate total Year 2000 reprogramming costs will approximate $43 million. Hardware replacement costs are not expected to be significant.

      Although the company expects to be Year 2000 ready, failure of the company or significant key suppliers or customers to be fully Year 2000 ready could potentially have a material adverse impact on the results of the company's operations. However, due to the many factors involved, including factors impacting third parties which the company cannot readily ascertain, Anheuser-Busch is currently unable to estimate the potential impact. The company is working with its key suppliers and customers to ensure Year 2000 issues are adequately addressed to the extent possible, and has completed approximately 90% of its assessment of important third party preparedness. The company is monitoring those third party remediation efforts as circumstances allow.

      The company considers the likelihood of Year 2000 non-readiness by Anheuser-Busch to be remote, but is unable to determine with certainty the likelihood of Year 2000 non-readiness by key suppliers or customers. Contingency plans to ensure critical Anheuser-Busch operations continue uninterrupted in the event either the company or its key suppliers fail to resolve their critical Year 2000 issues are approximately 95% complete. Such plans, which include performing certain key production and support functions manually, will be in place prior to December 31, 1999.

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

PART II - OTHER INFORMATION
---------------------------
Item 5:  Other Information

Labor Negotiations
------------------
      On August 7, 1999, Teamster-represented employees at the company's 12 U.S. breweries approved a new five-year national contract offer by a margin of 59% to 41%. The proposed agreement had been endorsed by the Director of the Teamsters Brewery and Soft Drink Workers Conference and by its terms will expire February 28, 2004. Proposed terms covering local issues were approved by employees at breweries in Columbus, OH, Williamsburg, VA, Baldwinsville, NY, and certain locals in St. Louis, MO, Newark, NJ and Los Angeles, CA. Local supplements had previously been approved in Houston, TX, Fairfield, CA and Merrimack, NH.

      However, because local terms were rejected in St. Louis, MO, Ft. Collins, CO, Cartersville, GA, Jacksonville, FL, Newark, NJ and Los Angeles, CA, the approved contract will not go into effect immediately. Both the company and the Teamsters have previously stated that until agreement is reached on all national and local issues, there can be no agreement. Although the company expects to reach agreement, it remains committed to operate its breweries in the event of any work stoppages.

      The approved national contract includes wage and benefit increases, as well as provisions to support productivity improvement, promote workplace flexibility, reduce absenteeism, improve the grievance procedure and institute a more effective drug-testing program. Additionally, Anheuser-Busch has reaffirmed its commitment to keep all 12 of its U.S. breweries open during the life of the contract, barring an unforeseen event, providing its Teamster-represented employees with unprecedented job security.

Dividend Increase
-----------------
      On July 28, 1999, the Board of Directors approved an increase in the quarterly dividend on the company's common stock from 28 cents to 30 cents per share, an increase of $.02 per share, or 7.1%. The dividend is payable September 9, 1999, to shareholders of record on August 9, 1999.

Antarctica Investment
---------------------
      On July 2, 1999, Anheuser-Busch and Companhia Antarctica Paulista (Antarctica) jointly announced the end of their equity partnership in Brazil. Anheuser-Busch purchased a 5% interest in Antarctica's principal operating subsidiary in 1996, with options to increase its holdings to approximately 30% in the future. In approving the partnership, the Brazilian antitrust agency, CADE, required Anheuser-Busch's options to be mandatorily exercised at specified dates. One of the fixed-dollar investment options held by the company was scheduled to expire in September and was no longer economically attractive for Anheuser-Busch. In accordance with the partnership agreement, Antarctica returned Anheuser-Busch's original U.S. dollar investment on July 29, 1999.

      Anheuser-Busch and Antarctica also announced they intend to transform their relationship into a contract production and distribution arrangement, subject to CADE approval, with Anheuser-Busch independently arranging for the marketing of

Budweiser. Despite the end of the equity partnership, Anheuser-Busch remains committed to exploring long-term investment opportunities in Brazil.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits
         --------
    12 - Ratio of Earnings to Fixed Charges

    27 - Financial Data Schedule

    (b)  Reports on Form 8-K
         -------------------

      No reports on Form 8-K were filed during the three month period ending June 30, 1999.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ANHEUSER-BUSCH COMPANIES, INC.
                                  (Registrant)

                                  /s/ W. Randolph Baker
                                  -------------------------------------------
                                  W. Randolph Baker
                                  Vice President and Chief Financial Officer
                                  (Chief Financial Officer)
                                  August 12, 1999



                                  /s/ John F. Kelly
                                  -------------------------------------------
                                  John F. Kelly
                                  Vice President and Controller
                                  (Chief Accounting Officer)
                                  August 12, 1999