Form 10-K/A
period 1998-12-31
ANHEUSER BUSCH COMPANIES INC
filed 1999-09-24
CIK 310569

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

       $1 PAR VALUE COMMON STOCK 475,927,117 SHARES AS OF MARCH 8, 1999

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Annual Report to Shareholders for
  the Year Ended December 31, 1998...........  PART I, PART II, and PART IV

Portions of Definitive Proxy Statement for
  Annual Meeting of Shareholders on April 28,
  1999.......................................  PART III
========================================================================


Item 14 on pages 9 through 11 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 is amended by the addition of the following exhibits:



  Exhibit 23.1 -Consent of Independent Accountants

  Exhibit 23.2 -Consent of Independent Accountants

  Exhibit 23.3 -Consent of Independent Accountants

  Exhibit 24.1 -Power of Attorney

  Exhibit 24.2 -Resolution authorizing signature by certain officers of the
                Company.

  Exhibit 99.1 -Form 11-K, Annual Report of the Anheuser-Busch Deferred Income
                Stock Purchase and Savings Plan for the fiscal year ended March 31, 1999.

  Exhibit 99.2 -Form 11-K, Annual Report of the Anheuser-Busch Deferred Income
                Stock Purchase and Savings Plan (For Employees covered by a Collective Bargaining Agreement) for the fiscal year ended March 31, 1999.

  Exhibit 99.3 -Form 11-K, Annual Report of the Anheuser-Busch Deferred Income
                Stock Purchase and Savings Plan (For Certain Hourly Employees of Anheuser-Busch Companies, Inc. and its Subsidiaries) for the fiscal year ended March 31, 1999.

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

Date: September 24, 1999

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

<F*>  August A. Busch III         Chairman of the Board and President and     September 24, 1999
-----------------------------     Director (Principal Executive Officer)
(August A. Busch III)

<F*>  W. Randolph Baker           Vice President and Chief Financial          September 24, 1999
-----------------------------     Officer (Principal Financial Officer)
(W. Randolph Baker)

<F*>  John F. Kelly               Vice President and Controller               September 24, 1999
-----------------------------     (Principal Accounting Officer)
(John F. Kelly)

<F*>  Bernard A. Edison           Director                                    September 24, 1999
-----------------------------
(Bernard A. Edison)

<F*>  Carlos Fernandez G.         Director                                    September 24, 1999
-----------------------------
(Carlos Fernandez G.)

<F*>  John E. Jacob               Director                                    September 24, 1999
-----------------------------
(John E. Jacob)

<F*>  James R. Jones              Director                                    September 24, 1999
-----------------------------
(James R. Jones)

<F*>  Charles F. Knight           Director                                    September 24, 1999
-----------------------------
(Charles F. Knight)

<F*>  Vernon R. Loucks, Jr.       Director                                    September 24, 1999
-----------------------------
(Vernon R. Loucks, Jr.)

<F*>  Vilma S. Martinez           Director                                    September 24, 1999
-----------------------------
(Vilma S. Martinez)


<F*>  James B. Orthwein           Director                                    September 24, 1999
-----------------------------
(James B. Orthwein)

<F*>  William Porter Payne        Director                                    September 24, 1999
-----------------------------
(William Porter Payne)

<F*>  Joyce M. Roche              Director                                    September 24, 1999
-----------------------------
(Joyce M. Roche)

<F*>  Andrew C. Taylor            Director                                    September 24, 1999
-----------------------------
(Andrew C. Taylor)

<F*>  Douglas A. Warner III       Director                                    September 24, 1999
-----------------------------
(Douglas A. Warner III)

<F*>  Edward E. Whitacre, Jr.     Director                                    September 24, 1999
-----------------------------
(Edward E. Whitacre, Jr.)


<F*> JOBETH G. BROWN
-----------------------------     September 24, 1999
JoBeth G. Brown
Attorney in Fact

                              EXHIBIT INDEX


Exhibit 23.1 -Consent of Independent Accountants

Exhibit 23.2 -Consent of Independent Accountants

Exhibit 23.3 -Consent of Independent Accountants

Exhibit 24.1 -Power of Attorney

Exhibit 24.2 -Resolution authorizing signature by certain officers of the
              Company.

Exhibit 99.1 -Form 11-K, Annual Report of the Anheuser-Busch
              Deferred Income Stock Purchase and Savings Plan for the fiscal year ended March 31, 1999.

Exhibit 99.2 -Form 11-K, Annual Report of the Anheuser-Busch
              Deferred Income Stock Purchase and Savings Plan (For Employees Covered by a Collective Bargaining Agreement) for the fiscal year ended March 31, 1999.

Exhibit 99.3 -Form 11-K, Annual Report of the Anheuser-Busch
              Deferred Income Stock Purchase and Savings Plan (For Certain Hourly Employees of Anheuser-Busch Companies, Inc. and its Subsidiaries) for the fiscal year ended March 31, 1999.