Form 10-Q
period 1999-09-30
ANHEUSER BUSCH COMPANIES INC
filed 1999-11-10
CIK 310569

                      SECURITIES AND EXCHANGE COMMISSION


                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


                     For Quarter Ended September 30, 1999


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

$1 Par Value Common Stock - 465,289,596 shares as of September 30, 1999

CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)

                                                           Third Quarter Ended         Nine Months Ended
                                                                Sept. 30,                  Sept. 30,
                                                           -----------------------------------------------

(In millions, except per share data)                       1999          1998         1999         1998
----------------------------------------------------------------------------------------------------------
Sales                                                    $3,765.2     $3,651.1     $10,523.2    $10,123.9
   Less excise taxes                                       (542.9)      (529.1)     (1,535.0)    (1,488.1)
                                                         -------------------------------------------------
Net sales                                                 3,222.3      3,122.0       8,988.2      8,635.8
   Cost of products and services                         (1,905.5)    (1,895.6)     (5,482.1)    (5,397.8)
                                                         -------------------------------------------------
Gross profit                                              1,316.8      1,226.4       3,506.1      3,238.0
   Marketing, distribution and administrative expenses     (575.2)      (534.5)     (1,533.3)    (1,418.6)
                                                         -------------------------------------------------
Operating income                                            741.6        691.9       1,972.8      1,819.4
   Interest expense                                         (76.3)       (70.7)       (231.3)      (218.4)
   Interest capitalized                                       4.2          2.6          11.7         19.7
   Interest income                                            1.7          1.3           3.5          4.4
   Other income/(expense), net                                0.2          1.1          (4.1)        (3.0)
                                                         -------------------------------------------------
Income before income taxes                                  671.4        626.2       1,752.6      1,622.1
Provision for income taxes                                 (255.2)      (237.9)       (666.0)      (616.6)
Equity income, net of tax                                    45.3         20.0         125.0         59.2
                                                         -------------------------------------------------
Net income                                                  461.5        408.3       1,211.6      1,064.7
Retained earnings, beginning of period                    8,805.5      8,008.8       8,320.7      7,604.9
Common stock dividends (per share: 3rd quarter,
   1999--$.30; 1998--$.28; nine months, 1999-$.86;
   1998--$.80)                                             (140.2)      (134.8)       (405.5)      (387.3)
                                                         -------------------------------------------------
Retained earnings, end of period                         $9,126.8     $8,282.3     $ 9,126.8    $ 8,282.3
                                                         =================================================
Basic earnings per share                                 $    .99     $    .85     $    2.57    $    2.20
                                                         =================================================
Diluted earnings per share                               $    .97     $    .84     $    2.53    $    2.18
                                                         =================================================

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

2.  BUSINESS SEGMENT INFORMATION FOR THE THIRD QUARTER ENDED
    SEPTEMBER 30, 1999 ($ In Millions):

-----------------------------------------------------------------------------------------------------------------------
1999                       Domestic Beer    Int'l Beer     Packaging   Entertain.  Other    Corp. & Elims.   Consol.
-----------------------------------------------------------------------------------------------------------------------
Gross Sales                  $2,914.3         209.1          523.7       306.5      33.5       (221.9)       $3,765.2
-----------------------------------------------------------------------------------------------------------------------
Net Sales:
- Intersegment                     --            --         $216.1          --       5.8       (221.9)            $--
- External                   $2,410.8         169.7          307.6       306.5      27.7           --        $3,222.3
-----------------------------------------------------------------------------------------------------------------------
Income Before
Income Taxes                   $634.6          (4.4)          47.4       104.9       5.7       (116.8)         $671.4
-----------------------------------------------------------------------------------------------------------------------
Equity Income,
Net of Tax                         --         $45.3             --          --        --           --           $45.3
-----------------------------------------------------------------------------------------------------------------------
Net Income                     $393.5          42.6           29.4        65.0       3.5        (72.5)         $461.5
-----------------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------
1998                       Domestic Beer    Int'l Beer     Packaging   Entertain.  Other    Corp. & Elims.    Consol.
-----------------------------------------------------------------------------------------------------------------------
Gross Sales                  $2,810.8         203.6          489.8       311.5      40.1       (204.7)       $3,651.1
-----------------------------------------------------------------------------------------------------------------------
Net Sales:
- Intersegment                     --            --         $197.2          --       7.5       (204.7)            $--
- External                   $2,312.2         173.1          292.6       311.5      32.6           --        $3,122.0
-----------------------------------------------------------------------------------------------------------------------
Income Before
Income Taxes                   $574.9           4.0           48.9       104.1       3.7       (109.4)         $626.2
-----------------------------------------------------------------------------------------------------------------------
Equity Income,
Net of Tax                         --         $20.0             --          --        --           --           $20.0
-----------------------------------------------------------------------------------------------------------------------
Net Income                     $356.4          22.5           30.3        64.5       2.3        (67.7)         $408.3
-----------------------------------------------------------------------------------------------------------------------


    BUSINESS SEGMENT INFORMATION FOR THE NINE MONTHS ENDED
    SEPTEMBER 30, 1999 ($ In Millions):

-----------------------------------------------------------------------------------------------------------------------
1999                       Domestic Beer    Int'l Beer    Packaging    Entertain.  Other    Corp. & Elims.   Consol.
-----------------------------------------------------------------------------------------------------------------------
Gross Sales                  $8,394.9         550.5        1,473.7       646.1      91.6       (633.6)      $10,523.2
-----------------------------------------------------------------------------------------------------------------------
Net Sales:
- Intersegment                     --            --         $613.0          --      20.6       (633.6)            $--
- External                   $6,954.2         456.2          860.7       646.1      71.0           --        $8,988.2
-----------------------------------------------------------------------------------------------------------------------
Income Before
Income Taxes                 $1,840.8            --          120.1       138.9      11.0       (358.2)       $1,752.6
-----------------------------------------------------------------------------------------------------------------------
Equity Income,
Net of Tax                         --        $125.0             --          --        --           --          $125.0
-----------------------------------------------------------------------------------------------------------------------
Net Income                   $1,141.3         125.0           74.5        86.1       6.8       (222.1)       $1,211.6
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
1998                       Domestic Beer    Int'l Beer    Packaging    Entertain.  Other    Corp. & Elims.   Consol.
-----------------------------------------------------------------------------------------------------------------------
Gross Sales                  $7,938.0         581.8        1,417.5       653.3     106.7       (573.4)      $10,123.9
-----------------------------------------------------------------------------------------------------------------------
Net Sales:
- Intersegment                     --            --         $551.4          --      22.0       (573.4)            $--
- External                   $6,543.8         487.9          866.1       653.3      84.7           --        $8,635.8
-----------------------------------------------------------------------------------------------------------------------
Income Before
Income Taxes                 $1,643.3          12.9          115.0       144.1       6.7       (299.9)       $1,622.1
-----------------------------------------------------------------------------------------------------------------------
Equity Income,
Net of Tax                         --         $59.2             --          --        --           --            59.2
-----------------------------------------------------------------------------------------------------------------------
Net Income                   $1,018.8          67.2           71.3        89.3       4.2       (186.1)       $1,064.7
-----------------------------------------------------------------------------------------------------------------------

3.  COMPREHENSIVE INCOME ($ In Millions)

                                                       Third Quarter Ended September 30, 1999
----------------------------------------------------------------------------------------------
                                                             1999                     1998
                                                         ------------             ------------
Net Income                                                  $461.5                   $408.3

Foreign Currency Translation
for Existing Investments                                       2.0                      6.7

Foreign Currency Translation for
Terminated Investments                                        29.0                       --
                                                         -------------------------------------
Comprehensive Income                                        $492.5                   $415.0
                                                         =====================================

----------------------------------------------------------------------------------------------

                                                         Nine Months Ended September 30, 1999
----------------------------------------------------------------------------------------------
                                                             1999                     1998
                                                         ------------             ------------
Net Income                                                 $1,211.6                 $1,064.7

Foreign Currency Translation
for Existing Investments                                       24.8                      8.7

Foreign Currency Translation for
Terminated Investments                                         29.0                       --
                                                         -------------------------------------
Comprehensive Income                                       $1,265.4                 $1,073.4
                                                         =====================================

CONSOLIDATED BALANCE SHEET
Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)

                                                                                 September 30,
                                                                         ----------------------------
(In millions)                                                             1999                  1998
-----------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
   Cash and marketable securities                                      $   131.7            $   126.5
   Receivables, less allowance for doubtful accounts                       785.6                798.4
   Inventories:
       Raw materials and supplies                                          311.3                321.8
       Work in progress                                                     85.9                 92.6
       Finished goods                                                      174.6                199.2
            Total inventories                                              571.8                613.6
       Other current assets                                                195.2                189.3
                                                                       ------------------------------
            Total current assets                                         1,684.3              1,727.8

INVESTMENTS IN AFFILIATED COMPANIES                                      1,983.9              1,857.6
INVESTMENTS AND OTHER ASSETS                                             1,101.8              1,095.5
PLANT AND EQUIPMENT, NET                                                 7,907.9              7,853.8
                                                                       ------------------------------
            TOTAL ASSETS                                               $12,677.9            $12,534.7
                                                                       ==============================
LIABILITIES AND SHAREHOLDERS EQUITY
CURRENT LIABILITIES:
    Accounts payable                                                   $   881.4            $   763.1
    Accrued salaries, wages and benefits                                   248.4                251.6
    Accrued taxes                                                          287.5                284.1
    Other current liabilities                                              405.1                368.5
                                                                       ------------------------------
            Total current liabilities                                    1,822.4              1,667.3
                                                                       ------------------------------
POSTRETIREMENT BENEFITS                                                    517.3                522.8
                                                                       ------------------------------
LONG-TERM DEBT                                                           4,834.8              4,735.9
                                                                       ------------------------------
DEFERRED INCOME TAXES                                                    1,357.4              1,345.3
                                                                       ------------------------------
SHAREHOLDERS EQUITY:
    Common stock                                                           715.5                711.8
    Capital in excess of par value                                       1,179.6              1,067.9
    Retained earnings                                                    9,126.8              8,282.3
    Foreign currency translation adjustment                               (151.8)              (205.3)
                                                                       ------------------------------
                                                                        10,870.1              9,856.7
    Treasury stock, at cost                                             (6,513.6)            (5,346.1)
    ESOP debt guarantee                                                   (210.5)              (247.2)
                                                                       ------------------------------
                                                                         4,146.0              4,263.4
                                                                       ------------------------------
COMMITMENTS AND CONTINGENCIES                                                 --                   --
                                                                       ------------------------------
            TOTAL LIABILITIES AND EQUITY                               $12,677.9            $12,534.7
                                                                       ==============================

CONSOLIDATED STATEMENT OF CASH FLOWS
Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)

                                                                         Nine months ended Sept. 30,
                                                                        -----------------------------
(In millions)                                                             1999                 1998
-----------------------------------------------------------------------------------------------------
CASH FLOW FROM OPERATING ACTIVITIES:
    Net income                                                          $1,211.6             $1,064.7
    Adjustments to reconcile net income to cash provided by
      operating activities:
         Depreciation and amortization                                     571.6                548.4
         Deferred income taxes                                              53.8                 51.7
         Undistributed earnings of affiliated companies                   (123.1)               (49.4)
         (Increase) Decrease in noncash working capital                    (44.9)                 1.9
         Other, net                                                          7.9                  3.7
                                                                        -----------------------------
    Cash provided by operating activities                                1,676.9              1,621.0
                                                                        -----------------------------
CASH FLOW FROM INVESTING ACTIVITIES:
    Capital expenditures                                                  (610.4)              (603.8)
    New business acquisitions                                                 --               (556.5)
    Proceeds from sale of business                                          59.6                   --
                                                                        -----------------------------
    Cash (used for) investing activities                                  (550.8)            (1,160.3)
                                                                        -----------------------------
CASH FLOW FROM FINANCING ACTIVITIES:
    Increase in long-term debt                                             344.5                435.2
    Decrease in long-term debt                                            (191.6)               (30.0)
    Dividends paid to stockholders                                        (405.5)              (387.3)
    Acquisition of treasury stock                                       (1,031.5)              (552.8)
    Shares issued under stock plans                                         64.9                 53.4
                                                                        -----------------------------
    Cash (used for) financing activities                                (1,219.2)              (481.5)
                                                                        -----------------------------
    Net (decrease) in cash and marketable securities
         during the period                                                 (93.1)               (20.8)
    Cash and marketable securities, beginning of period                    224.8                147.3
                                                                        -----------------------------
    Cash and marketable securities, end of period                       $  131.7             $  126.5
                                                                        =============================

A more complete understanding of the company's financial position and business can be gained by reference to the Anheuser-Busch Companies, Inc. Annual Report on Form 10-K for the year ended December 31, 1998.

Item 2.  Management's Discussion and Analysis of Operations and Financial
         Condition

INTRODUCTION
------------

   This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of Anheuser-Busch Companies, Inc. for the third quarter and nine months ended September 30, 1999 compared to the third quarter and nine months ended September 30, 1998, and the year ended December 31, 1998. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in the company's Annual Report to Shareholders for the year ended December 31, 1998. Additional information concerning the company's consolidated financial and operating results is contained in the Letter to Shareholders section of the third quarter Financial Report contained in the quarterly Anheuser-Busch publication Horizons.
   This discussion contains statements regarding the company's expectations concerning its operations, earnings and prospects. These statements are forward-looking statements that involve significant risks and uncertainties, and accordingly no assurances can be given that such expectations will be correct. These expectations are based upon many assumptions that the company believes to be reasonable but such assumptions may ultimately prove to be inaccurate or incomplete, in whole or in part.

   Important factors that could cause actual results to differ from the expectations stated in this discussion include, among others, changes in the pricing environment for the company's products; changes in domestic demand for malt beverage products; changes in customer preference for the company's malt beverage products; changes in raw materials prices; changes in interest rates; changes in foreign currency exchange rates; changes in attendance and consumer spending patterns for the company's adventure park operations; changes in demand for aluminum beverage containers; changes in the company's international beer business or in the beer business of the company's international partners; the effect of stock market conditions on the company's share repurchase program; and the inability of key customers or suppliers to adequately address the Year 2000 computer programming issue.

THIRD QUARTER AND NINE MONTHS 1999 FINANCIAL RESULTS
----------------------------------------------------

   Key operating results for the third quarter and nine months of 1999 versus the comparable periods in 1998 are summarized below:

---------------------------------------------------------------------------------
                                         Third Quarter Ended Sept. 30,
                                        (in millions, except per share)
                                 ------------------------------------------------
                                  1999       1998              1999 vs. 1998
                                 ------     ------         ----------------------
                                                              $            %
                                                           -------    -----------
Gross Sales                      $3,765     $3,651         Up $114      Up 3.1%
Net Sales                        $3,222     $3,122         Up $100      Up 3.2%
Operating Income                   $742       $692          Up $50      Up 7.2%
Equity Income, Net of Tax           $45        $20          Up $25    Up 126.5%
Net Income                         $462       $408          Up $54     Up 13.0%
Diluted Earnings per Share         $.97       $.84         Up $.13     Up 15.5%
---------------------------------------------------------------------------------

---------------------------------------------------------------------------------
                                          Nine Months Ended Sept. 30,
                                        (in millions, except per share)
                                 ------------------------------------------------
                                  1999       1998              1999 vs. 1998
                                 ------     ------         ----------------------
                                                              $            %
                                                           -------    -----------
Gross Sales                      $10,523    $10,124        Up $399      Up 3.9%
Net Sales                         $8,988     $8,636        Up $352      Up 4.1%
Operating Income                  $1,973     $1,819        Up $154      Up 8.4%
Equity Income, Net of Tax           $125        $59         Up $66    Up 111.2%
Net Income                        $1,212     $1,065        Up $147     Up 13.8%
Diluted Earnings per Share         $2.53      $2.18        Up $.35     Up 16.1%
---------------------------------------------------------------------------------

    Domestic beer industry fundamentals are the best the company has experienced this decade. Anheuser-Busch believes improving demographics, higher capacity utilization and an improved pricing environment are creating opportunities for margin enhancement and earnings growth. The company expects its favorable earnings per share growth momentum to continue in the fourth quarter, and is increasingly confident of achieving full-year 1999 earnings per share growth in the mid-teens, consistent with third quarter and year-to-date results. Furthermore, the combination of favorable domestic beer pricing and volume trends provides a positive outlook for achieving Anheuser-Busch's double-digit earnings per share growth objective in the year 2000.

RESULTS OF OPERATIONS
---------------------

    Anheuser-Busch achieved gross sales of $3.8 billion and $10.5 billion, and net sales of $3.2 billion and $9.0 billion, respectively, in the third quarter and nine months of 1999. Gross sales increased over 1998 by $114 million, or 3.1%, for the third quarter and $399 million, or 3.9%, for the nine months. Net sales increased over 1998 by $100 million, or 3.2%, and $352 million, or 4.1%, for the same periods. For the third quarter the increases are due to increased domestic revenue per barrel combined with higher domestic beer volume. Increases for the nine months are due to increased domestic revenue per barrel and higher domestic beer volume, partially offset by lower international beer sales, lower sales prices by the company's commodity-based aluminum recycling operations and lower theme park revenues due to lower attendance.
    Domestic revenue per barrel grew approximately 3% in the third quarter 1999, and is up over 2.5% for the nine months, compared to the same periods last year. Strong revenue per barrel growth in the third quarter reflects the company's focus on domestic beer profit margin growth.
    At the beginning of October 1999, the company implemented the first stage of its planned revenue enhancement strategy for 2000. Selected price increases and discount reductions have been put into effect in markets covering approximately 40% of the company's domestic volume, based on a market-by-market assessment of competitive conditions. Although in the early stages, preliminary results are encouraging.

    The company's beer volume information for the third quarter and nine months of 1999 is summarized in the following table:

----------------------------------------------------------------------------------------------
                           Reported Beer Volume (millions of barrels)
----------------------------------------------------------------------------------------------
                                        Third Quarter              Nine Months Ended Sept. 30
                                ----------------------------     -----------------------------
                                               vs. 1998                         vs. 1998
                                        --------------------             ---------------------
                                 1999    Barrels        %         1999    Barrels        %
                                ------  --------    --------     ------  --------    ---------
Domestic                         25.6     Up 0.3     Up 1.2%      73.5     Up 2.5     Up 3.6%
International                     1.9     Up 0.1     Up 3.3%       5.2     Up 0.1     Up 1.5%
                                ------  ---------  ---------     ------  ---------  ----------
Worldwide - A-B Brands           27.5     Up 0.4     Up 1.4%      78.7     Up 2.6     Up 3.5%
Int'l Equity Partner Brands       4.0     Up 1.1    Up 37.8%      11.6     Up 3.7    Up 47.1%
                                ------  ---------  ---------     ------  ---------  ----------
   Total Brands                  31.5     Up 1.5     Up 4.9%      90.3     Up 6.3     Up 7.6%
                                ======  =========  =========     ======  =========  ==========
-----------------------------------------------------------------------------------------------

    Worldwide Anheuser-Busch beer brand shipments grew 1.4% to 27.5 million barrels in the third quarter versus the third quarter 1998. Worldwide shipments for the nine months of 1999 were 78.7 million barrels, up 3.5%, compared to the same period last year. Worldwide beer volume is comprised of domestic and international Anheuser-Busch branded sales volume. Domestic volume represents Anheuser-Busch beer produced and shipped within the United States. International volume represents exports from the company's U.S. breweries to markets around the world, plus Anheuser-Busch brands produced overseas by company-owned breweries and under license and contract brewing agreements.
    Total beer volume, which combines equity volume (representing the company's share of its foreign equity partners' volume) with worldwide Anheuser-Busch brand volume, was 31.5 million barrels, up 4.9%, in the third quarter and 90.3 million barrels, up 7.6%, for the nine months of 1999.

    Domestic beer shipments grew 3.6% for the nine months, consistent with nine month sales-to-retailer growth. Domestic beer shipments for the third quarter were up 1.2% compared to third quarter 1998. Third quarter shipments were below the third quarter sales-to-retailer growth of 2.1% as the company reduced wholesaler inventories to further enhance product freshness. The company continues to expect full-year 1999 domestic beer shipments to increase more than 3% over 1998 shipments.
    The company's domestic market share (excluding exports) for the nine months of 1999 was 47.2%, an increase of 0.9 percentage points over 1998 market share of 46.3%. Including exports, the company's share of U.S. shipments was 47.0% versus 46.1% for the nine months of 1998. Domestic market share and share of U.S. shipments are determined based on industry sales estimates provided by the Beer Institute. The company's market share is higher than previously reported reflecting the Beer Institute's recent revisions to their industry sales estimates. Anheuser-Busch has led the U.S. brewing industry in sales volume and market share since 1957.
    International beer volume (excluding Grupo Modelo) was up 3.3% for the third quarter and up 1.5% for the nine months of 1999, to 1.9 million barrels and 5.2 million barrels, respectively. The year-to-date increases were due primarily to solid gains in the Americas, Ireland and Continental Europe, partially offset by continued weakness in Asia and somewhat slower sales in the United Kingdom.
    In August 1999, the company recalled twist-off bottles in several European countries as a quality assurance measure. The recall stemmed from problems with the bottle manufacturing process. There were no quality issues with the beer itself. The company estimates the total pretax cost for the bottle recall will approximate $5 million.

    In September 1999, Anheuser-Busch and its Brazilian partner, Companhia Antarctica Paulista (Antarctica), announced a joint decision not to apply to CADE, Brazil's antitrust commission, for continued production of Budweiser by Antarctica. Instead, Anheuser-Busch will convert its Brazilian production agreement to an export arrangement and begin exporting Budweiser to Brazil once current inventories are depleted. The pretax cost of discontinuing Budweiser production was approximately $5 million.
    On November 2, 1999, the company announced it reached agreement with its local partner, Kirin, to convert its Japan joint venture operation into an exclusive license agreement for the production and selling of Budweiser in Japan, effective January 2000. The new agreement with Kirin is designed to create new opportunities for Budweiser's growth and to improve profitability by giving the brand full access to Kirin's national wholesaler distribution and integrated selling systems. The one-time cost of converting to the license agreement will be comparable to the cost incurred in 1998 to restructure the company's sales force in Japan.
    Although profits for Anheuser-Busch's international beer segment (including Modelo) were up significantly, international beer operating profit (excluding Modelo) declined for the nine months of 1999 compared to the same period last year. International beer operations (excluding Modelo) are expected to report a full-year operating loss for 1999 in the range of $10 - $20 million, including termination of the Budweiser production joint venture in Brazil, the impact of one-time costs related to the bottle recall in Europe and the one-time cost to convert Japanese operations to the license brewing and selling agreement.

    Cost of products and services was $1.9 billion and $5.5 billion, respectively, for the third quarter and nine months of 1999, increasing 0.5% and 1.6%, respectively, compared to the same periods in 1998.
    Gross profit as a percentage of net sales was 40.9% for the third quarter 1999, an increase of 1.6 percentage points versus the third quarter 1998, and 39.0% for the nine months of 1999, an increase of 1.5 percentage points versus the prior year.
    Marketing, distribution and administrative expenses for the third quarter 1999 were $575.2 million compared with $534.5 million for the third quarter 1998, an increase of $40.7 million, or 7.6%. For the nine months of 1999, these expenses were $1.53 billion, an increase of $114.7 million, or 8.1%, compared with $1.42 billion in 1998. These increases are primarily attributable to higher domestic marketing and sales promotion spending in support of the Bud Family, increased spending on consumer awareness and education programs and higher general and administrative costs.
    Operating income for the third quarter 1999 was $741.6 million, an increase of $49.7 million, or 7.2%, over the comparable period last year. Operating income for the nine months of 1999 was $1.97 billion, an increase of $153.4 million, or 8.4%, versus the nine months of 1998. The increase in operating income for the third quarter and nine months is primarily due to increased domestic beer sales volume and revenue per barrel. International beer and packaging operations results declined in the third quarter. For the nine months of 1999, operating results for international beer and theme parks declined, while packaging operations improved over the prior year.
    Equity income, net of tax, increased $25.3 million, to $45.3 million, for the third quarter and increased $65.8 million, to $125.0 million, for the nine months of 1999. The increases in equity income are due to Modelo's strong underlying operating results and the company's 50.2% equity stake in Modelo in the third quarter and nine months of 1999 compared to 37% ownership for the corresponding periods in 1998. Additionally, equity income for 1998 was adversely impacted by Mexican peso depreciation and hyperinflation accounting. Hyperinflation accounting ceased January 1, 1999.
    Net interest cost (interest expense less interest income) was $74.6 million for the third quarter 1999, an increase of $5.2 million, or 7.5%, compared to net interest cost of $69.4 million for the third quarter 1998. Net interest cost for the nine months of 1999 was $227.8 million, an increase of $13.8 million, or 6.4%, over net interest cost of $214.0 million for the corresponding period in 1998. The increases in 1999 compared to similar 1998 periods reflect higher average debt balances outstanding.
    Interest capitalized increased $1.6 million, and declined $8.0 million, for the third quarter and nine months of 1999, to $4.2 million and $11.7 million, respectively. The changes in 1999 compared to 1998 reflect fluctuations in construction-in-progress balances due to capital spending levels and timing of project completions.
    Other income/(expense), net, was $0.2 million for the third quarter and $(4.1) million for the nine months of 1999. Other income/(expense), net, includes numerous items of a non-operating nature which do not have a material impact on the company's consolidated results of operations, either individually or in the aggregate.
    The effective tax rate was 38.0% of pretax earnings for both the third quarter and nine months of 1999, unchanged from comparable periods in 1998.

    Net income was $461.5 million for the third quarter 1999, an increase of $53.2 million, or 13.0%, compared to the third quarter 1998. For the nine months of 1999, net income was $1.21 billion, an increase of $146.9 million, or 13.8%, compared to 1998.
    Diluted earnings per share for the third quarter 1999 were $.97, an increase of $.13, or 15.5%, compared to the third quarter 1998. For the nine months of 1999, diluted earnings per share were $2.53, an increase of $.35, or 16.1%, compared to 1998. Diluted earnings per share are based on the weighted average outstanding shares of the company's common stock. Earnings per share growth continues to benefit from fewer shares outstanding due to the company's ongoing share repurchase program. The company has repurchased approximately 14 million shares through the nine months of 1999 and expects to repurchase over 3% of total shares outstanding for the full year 1999.

FINANCIAL CONDITION
-------------------

    Cash and marketable securities at September 30, 1999 totaled $131.7 million, representing an increase of $5.2 million from September 30, 1998 and a decrease of $93.1 million since December 31, 1998. The principal source of the company's cash flow is cash generated by operations. Financing activities, as outlined below, provided additional sources of cash during the twelve-month period ended September 30, 1999. Principal uses of cash during the period were capital expenditures, share repurchases and dividends.
    Total long-term debt increased $98.9 million during the twelve-month period ended September 30, 1999. The net increase in debt during this period is shown below, by key component:

    Debt Issuances ... $444.9 million, comprised of the following:
    --------------
          - $400.0 million of long-term notes (interest rates: $100.0 million at 5.125% and $300.0 million at 5.75%)
          - $13.5 million of industrial revenue bonds (various fixed interest rates)
          -   $31.4 million of miscellaneous borrowings
    Debt Reduction ... $346.0 million, comprised of the following:
    --------------
          - $241.6 million of commercial paper (weighted average interest rate: 4.8%)
          - $45.5 million of debentures (interest rates: $22.5 million at 8.625% and $23.0 million at 8.5%)
          - $15.0 million of medium-term notes (various fixed interest rates)
          - $36.7 million reduction of the ESOP debt guarantee (interest rate: 8.25%)
          -   $7.2 million of miscellaneous borrowings

    At September 30, 1999, $456.5 million of commercial paper borrowings were outstanding, representing decreases of $241.6 million compared to September 30, 1998, and $158.8 million compared to December 31, 1998. Commercial paper is classified as long-term debt since it is intended to be maintained on a long-term basis with on-going credit support provided by the company's $1 billion revolving credit agreement.
    Capital expenditures were $610.4 million for the nine months of 1999 versus $603.8 million for 1998, an increase of $6.6 million, or 1.1%.

RISK MANAGEMENT
---------------

    The company's derivatives holdings will fluctuate during the year based on normal and recurring changes in financing activity, foreign currency transactions and purchasing and production activity. Since December 31, 1998, there have been no significant changes in the company's interest rate, commodity price and foreign currency exposures, changes in the types of derivative instruments used to hedge those exposures, or changes in underlying market conditions.

SYSTEM-RELATED YEAR 2000 COSTS
------------------------------

    Anheuser-Busch has identified its significant systems, facilities and equipment issues related to Year 2000 date recognition for key accounting and operating systems. The company is working to resolve the Year 2000 matter through either the replacement of existing systems with new Year 2000-ready systems or the reprogramming of existing systems. There has been some diversion of information systems funding due to the Year 2000 effort, but material delays of critical non-Year 2000 information technology initiatives have not occurred. The company estimates its readiness efforts are 98% complete, with remaining reprogramming, hardware replacement and appropriate testing expected to be completed before the end of 1999. Readiness work on all critical systems is complete.
    All costs related to the assessment, reprogramming and testing of existing systems for the Year 2000 effort are expensed as incurred. Costs associated with replacement of hardware that is not Year 2000 ready are capitalized in accordance with the company's existing fixed asset accounting policies. The company has incurred

Year 2000-related reprogramming costs of $9.2 million for the first nine months of 1999, compared to total costs of $15.5 million for the full year 1998, $6.6 million in 1997 and nominal costs for 1996. The company estimates incurring an additional $7.7 million to complete the Year 2000 reprogramming effort. Some of these costs will be incurred in 2000. Hardware replacement costs are not expected to be significant.
    Although the company expects to be Year 2000 ready when necessary, failure of the company or significant key suppliers or customers to be fully Year 2000 ready could potentially have a material adverse impact on the results of the company's operations. However, due to the many factors involved, including factors impacting third parties which the company cannot readily ascertain, Anheuser-Busch is currently unable to estimate the potential impact. The company is working with its key suppliers and customers to ensure Year 2000 issues are adequately addressed to the extent possible, and has completed 98% of its assessment of important third party readiness. The company is monitoring third party remediation efforts as circumstances allow.
    The company considers the likelihood of Year 2000 non-readiness by Anheuser-Busch to be remote, but is currently unable to determine with certainty the likelihood of Year 2000 non-readiness by key suppliers or customers. Anheuser-Busch has developed contingency plans to ensure each critical system, process and activity continues uninterrupted in the event either the company or its key suppliers fail to resolve their critical Year 2000 issues. The contingency plans are essentially complete and in place. Contingency plans include the refinement of emergency back-up and recovery procedures, replacement of certain electronic applications with manual processes, adopting manual workaround procedures, adjusting facility shut-down and start-up schedules, securing additional staff, and other appropriate measures.

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

PART II - OTHER INFORMATION
---------------------------

ITEM 5:  OTHER INFORMATION

LABOR NEGOTIATIONS
------------------

    On August 7, 1999, Teamster-represented employees at the company's 12 U.S. breweries approved a new five-year national contract offer by a margin of 59% to 41%. The proposed agreement had been endorsed by the Director of the Teamsters Brewery and Soft Drink Workers Conference and by its terms will expire February 28, 2004. Proposed terms covering local issues were approved by employees at breweries in Columbus, OH, Williamsburg, VA and Baldwinsville, NY, and certain locals in St. Louis, MO, Newark, NJ and Los Angeles, CA. Local supplements had previously been approved in Houston, TX, Fairfield, CA and Merrimack, NH.
    However, because local terms were rejected in Ft. Collins, CO, Cartersville, GA and Jacksonville, FL, and at certain locals in St. Louis, MO, Newark, NJ and Los

Angeles, CA, the approved contract will not go into effect until agreement is reached on all national and local issues. Both the company and the Teamsters have previously stated that there can be no final agreement until agreement is reached on all national and local issues. As a result, the company continues to operate its breweries under the terms of the offer implemented in September 1998. The company remains committed to operate its breweries in the event of any work stoppages.
    The approved national contract includes wage and benefit increases, as well as provisions to support productivity improvement, promote workplace flexibility, reduce absenteeism, improve the grievance procedure and institute a more effective drug-testing program. Additionally, Anheuser-Busch has reaffirmed its commitment to keep all 12 of its U.S. breweries open during the life of the contract, barring an unforeseen event, providing its Teamster-represented employees with unprecedented job security.

PACKAGING OPERATIONS
--------------------

    Anheuser-Busch's Packaging Operations has entered into a preliminary agreement to form a joint venture with Consumers Packaging Inc. The joint venture will reopen a glass bottle manufacturing plant in Houston, Texas, to supply bottles to the company's Houston brewery under a long-term, cost-effective supply contract. Anheuser-Busch will invest approximately $50 million for a 49% ownership position. The agreement is subject to negotiation of a definitive joint-venture contract.

ANTARCTICA INVESTMENT
---------------------
    On July 2, 1999, Anheuser-Busch and Antarctica jointly announced the end of their equity partnership in Brazil. Anheuser-Busch purchased a 5% interest in Antarctica's principal operating subsidiary in 1996, with options to increase its holdings to approximately 30% in the future. In originally approving the partnership, the Brazilian antitrust agency, CADE, required Anheuser-Busch's options to be mandatorily exercised at specified dates. One of the fixed-dollar investment options held by the company was scheduled to expire in September and was no longer economically attractive for Anheuser-Busch. In accordance with the partnership agreement, Antarctica returned Anheuser-Busch's original U.S. dollar investment on July 29, 1999. Due to receiving the original U.S. dollar investment amount from Antarctica, there was no impact on earnings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits
         --------

    10 - Anheuser-Busch Companies, Inc. Stock Plan for Non-Employee
         Directors (Incorporated by reference to Exhibit 4.1 in the Form S-8 of the Company, Registration Statement No. 333-88015)

    12 - Ratio of Earnings to Fixed Charges

    27 - Financial Data Schedule


    (b)  Reports on Form 8-K
         -------------------

         No reports on Form 8-K were filed during the three month period ending September 30, 1999.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ANHEUSER-BUSCH COMPANIES, INC.
                                 (Registrant)

                                 /s/ W. Randolph Baker
                                 ---------------------------------
                                 W. Randolph Baker
                                 Vice President and Chief Financial Officer
                                 (Chief Financial Officer)
                                 November 10, 1999



                                 /s/ John F. Kelly
                                 ---------------------------------
                                 John F. Kelly
                                 Vice President and Controller
                                 (Chief Accounting Officer)
                                 November 10, 1999