Form 10-K
period 1999-12-31
ANHEUSER BUSCH COMPANIES INC
filed 2000-03-23
CIK 310569

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                          OR

               [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          FOR THE TRANSITION PERIOD FROM --------- TO ---------


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
COMMON STOCK--$1 PAR VALUE                            NEW YORK STOCK EXCHANGE
PREFERRED STOCK PURCHASE RIGHTS                       NEW YORK STOCK EXCHANGE
6 1/2% DEBENTURES DUE JANUARY 1, 2028                 NEW YORK STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

                           --------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No --.

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

                      $28,643,738,560 AS OF FEBRUARY 29, 2000

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

        $1 PAR VALUE COMMON STOCK 452,656,492 SHARES AS OF MARCH 8, 2000

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of Annual Report to Shareholders for the Year
      Ended December 31, 1999...............................    PART I, PART II, and PART IV

    Portions of Definitive Proxy Statement for Annual
      Meeting of Shareholders on April 26, 2000.............    PART III

================================================================================

                                     PART I

ITEM 1. BUSINESS

    Anheuser-Busch Companies, Inc. (the "Company") is a Delaware corporation that was organized in 1979 as the holding company parent of Anheuser-Busch, Incorporated ("ABI"), a Missouri corporation whose origins date back to 1875. In addition to ABI, which is the world's largest brewer of beer, the Company is also the parent corporation to a number of subsidiaries that conduct various other business operations. The Company's operations are comprised of the following business segments: domestic beer, international beer, packaging, entertainment and other. Financial information with respect to the Company's business segments appears in Note 14, "Business Segments," on pages
54-55 of the 1999 Annual Report to Shareholders, which Note hereby is incorporated by reference.

    Domestic beer volume was 95.7 million barrels in 1999 as compared with 92.7 million barrels in 1998. Worldwide sales of the Company's beer brands aggregated
102.9 million barrels in 1999 as compared with 99.8 million barrels in 1998 and accounted for approximately 82% of the Company's consolidated net sales dollars in 1999 and approximately 80% in 1998 and 1997. Worldwide beer volume is comprised of domestic and international volume. Domestic volume represents Anheuser-Busch brands produced and shipped within the United States. International volume represents Anheuser-Busch brands produced overseas by Company-owned breweries and under license and contract brewing agreements, plus exports from the Company's U.S. breweries to markets around the world. Total volume includes the Company's pro rata share of the volume of international equity partners, Grupo Modelo, S.A. de C.V. and Companhia Antarctica Paulista (for periods prior to July 1999 when the Company terminated its equity partnership with Companhia Antarctica Paulista), combined with worldwide Anheuser-Busch brand volume. Total beer volume was 118.0 million barrels and
111.0 million barrels in 1999 and 1998, respectively.

DOMESTIC BEER OPERATIONS

    The Company's principal product is beer, produced and distributed by its subsidiary, ABI, in a variety of containers primarily under the brand names Budweiser, Bud Light, Bud Dry, Bud Ice, Bud Ice Light, Michelob, Michelob Light, Michelob Dry, Michelob Golden Draft, Michelob Golden Draft Light, Michelob Classic Dark, Michelob Black & Tan Lager, Michelob Amber Bock, Michelob Pale Ale, Michelob Honey Lager, Michelob Hefe-Weizen, Busch, Busch Light, Busch Ice, Natural Light, Natural Ice, King Cobra, Red Wolf Lager, ZiegenBock Amber, Hurricane Malt Liquor, Hurricane Ice, Pacific Ridge Ale, Tequiza, Safari Amber Lager, Devon's Shandy, and Rhumba. ABI's products also include three non-alcohol malt beverages, O'Doul's, Busch NA, and O'Doul's Amber. During 1999 ABI introduced Rhumba and Devon's Shandy and discontinued Rio Cristal, Michelob Malt, and Catalina Blonde. The Company brews Kirin Light, Kirin Lager, and Kirin-Ichiban through a joint venture agreement with Kirin Brewing Company, Ltd. of Japan for sale in the United States. ABI owns a 25% equity interest in Seattle-based Redhook Ale Brewery, Inc. Through this alliance, Redhook products are distributed exclusively by ABI wholesalers in all new U.S. markets entered by Redhook since 1994. ABI also owns a 31% interest in Portland-based Widmer Brothers Brewing Company. Widmer products are distributed exclusively by ABI wholesalers in all new U.S. markets entered by Widmer since 1997.

    Budweiser, Bud Light, Bud Dry, Bud Ice, Bud Ice Light, Michelob, Michelob Light, Michelob Black & Tan Lager, Michelob Golden Draft, Michelob Golden Draft Light, Michelob Classic Dark, Michelob Amber Bock, Michelob Honey Lager, Michelob Hefe-Weizen, Busch, Busch Light, Natural Light, Natural Ice, Red Wolf Lager, ZiegenBock Amber, Kirin-Ichiban, O'Doul's, O'Doul's Amber, Widmer beer products, and Redhook Ales are sold in both draught and packaged form. Busch Ice, King Cobra, Hurricane Malt Liquor, Michelob Dry, Michelob Pale Ale, Devon's Shandy, Rhumba, Tequiza, Hurricane Ice, Kirin Lager, Kirin Light, and Busch NA are sold only in packaged form. Pacific Ridge Ale and Safari Amber Lager are sold only in draught form.

    Budweiser, Bud Light, Bud Ice, Bud Ice Light, Michelob, Michelob Light, Michelob Amber Bock, Tequiza, Natural Light, Natural Ice, O'Doul's Amber, and O'Doul's are distributed and sold on a nationwide basis. Busch, Busch Light, and Michelob Honey Lager are sold in 49 states; King Cobra, Michelob Hefe-Weizen, Bud Dry, Red Wolf Lager, and Redhook Ales in 48 states; Michelob Black & Tan Lager in 47 states; Michelob Pale Ale in 46 states; Michelob Classic Dark and Busch NA in 45 states; Hurricane Malt Liquor in 43 states; Michelob Dry in 42 states; Kirin Lager and Kirin-Ichiban in 36 states; Kirin Light in 32 states; Busch Ice in 20 states; Widmer beer products in 18 states; Michelob Golden Draft and Michelob Golden Draft Light in 10 states; Devon's Shandy in 5 states; Pacific Ridge Ale in 2 states; Rhumba, Hurricane Ice, Safari Amber Lager and ZiegenBock Amber in 1 state.

    ABI has developed a system of twelve breweries, strategically located across the country, to economically serve its distribution system. (See Item 2 of Part I--Properties.) Ongoing modernization programs are part of ABI's overall strategic initiatives. By using controlled environment warehouses and stringent inventory monitoring policies, the quality and freshness of the product are protected, thus providing ABI a significant competitive advantage.

    During 1999 approximately 95% of the beer sold by ABI, measured in barrels, reached retail channels through approximately 700 independent wholesalers. ABI utilizes its regional vice-presidents, sales directors, key account and market managers, as well as certain other field sales personnel, to provide merchandising and sales assistance to its wholesalers. In addition, ABI provides national and local media advertising, point-of-sale advertising, and sales promotion programs to help stimulate sales. The remainder of ABI's domestic beer sales in 1999 were made through twelve ABI owned and operated branches, which perform similar sales, merchandising, and delivery services as wholesalers in their respective areas. ABI's peak selling periods are the second and third quarters.

    There are more than 100 companies engaged in the highly competitive brewing industry in the United States. ABI's domestic beers are distributed and sold in competition with other nationally distributed beers, with locally and regionally distributed beers and, to a lesser extent, with imported beers. Although the methods of competition in the industry vary widely, in part due to differences in applicable state laws, the principal methods of competition are product quality, taste and freshness, packaging, price, advertising (including television, radio, sponsorships, billboards, stadium signs, and print media), point-of-sale materials, and service to retail customers (including the replacement of over-age products with fresh products at no cost to the retailer). ABI's beers compete in different price categories. Although all brands compete against the total market, Budweiser, Bud Light, Bud Dry, Bud Ice, Bud Ice Light, Michelob Golden Draft, and Michelob Golden Draft Light compete primarily with premium priced beers. Michelob, Michelob Light, Michelob Dry, Michelob Classic Dark, and Michelob Amber Bock compete in the super-premium priced category. Busch, Busch Light, Natural Light, Busch Ice, and Natural Ice compete with the sub-premium or popular priced beers. King Cobra, Hurricane Malt Liquor, and Hurricane Ice compete against other brands in the malt liquor segment. Kirin Lager, Kirin Light, and Kirin-Ichiban compete primarily with imported malt beverages. Michelob Honey Lager, Michelob Pale Ale, Michelob Black & Tan Lager, Tequiza, Red Wolf Lager, ZiegenBock Amber, Michelob Hefe-Weizen, Pacific Ridge Ale, Safari Amber Lager, Devon's Shandy, Rhumba, the Redhook products, and Widmer beer products compete primarily in the specialty beers segment of the malt beverage market. O'Doul's and O'Doul's Amber (premium priced) and Busch NA (sub-premium priced) compete in the non-alcohol malt beverage category. Since 1957, ABI has led the United States brewing industry in total sales volume. In 1999, its sales exceeded those of its nearest competitor by more than 52 million barrels. ABI's domestic market share (excluding exports) for 1999 was 47.5%. Including exports, ABI's share of U.S. shipments for 1999 was 47.3%. Major competitors in the United States brewing industry during 1999 included Philip Morris, Inc. (through its subsidiary Miller Brewing Co.), Adolph Coors Co., and Pabst Brewery Co.

    The Company's wholly-owned subsidiary, Busch Agricultural Resources, Inc. ("BARI"), operates rice milling and research facilities in Arkansas and California; twelve grain elevators in the western and midwestern United States; barley seed processing plants in Fairfield, Montana, Idaho Falls, Idaho, Powell, Wyoming, and Moorhead, Minnesota; and a barley research facility in Ft. Collins, Colorado. BARI also owns and operates malt plants in Manitowoc, Wisconsin, Moorhead, Minnesota, and Idaho Falls, Idaho. In 1999, BARI sold the wild rice processing business known as Gourmet House. Through wholly-owned subsidiaries, BARI operates land application farms in Jacksonville, Florida and Fort Collins, Colorado; hop farms in Bonners Ferry, Idaho and Huell, Germany; and an international office in Mar del Plata, Argentina.

    Another wholly-owned subsidiary, Wholesaler Equity Development Corporation, shares equity positions with qualified partners in independent beer wholesalerships and is currently invested in 8 wholesalerships.

INTERNATIONAL BEER OPERATIONS

    International beer volume was 7.2 million barrels in 1999, compared with 7.1 million barrels in 1998. Anheuser-Busch International, Inc. ("ABII"), a wholly-owned subsidiary of the Company, operates breweries in the United Kingdom (U.K.) and China, negotiates and administers license and contract brewing agreements on behalf of ABI with various foreign brewers and negotiates and manages equity investments in foreign brewing partners. In addition, ABI's beer products are being sold under import-distribution agreements in more than 80 countries and U.S. territories and to the U.S. military and diplomatic corps outside the continental United States.

    In Canada, Budweiser and Bud Light are brewed and sold through a license agreement with Labatt Brewing Co.

    ABI, through ABII, participated with Kirin Brewing Company, Ltd. in a joint venture in Japan, Budweiser Japan Company, Ltd., of which the Company was a 90% shareholder, for marketing, distribution and sale of Budweiser. Effective January 2000, the joint venture was converted to an exclusive licensing agreement with Kirin for the production and sale of Budweiser in Japan.

    Through Anheuser-Busch European Trade Ltd. ("ABET"), an indirect, wholly-owned subsidiary of the Company, certain ABI beer brands are marketed, distributed and sold in twenty-nine European countries. In the U.K., ABET sells Budweiser, Bud Light, Bud Ice, Michelob, and Michelob Golden Draft brands to selected on-premise accounts, brewers, wholesalers and directly to off-premise accounts. In 1995, ABET and Scottish Courage Ltd. entered into a joint venture, Stag Brewing Company Ltd., which brews and packages Budweiser at the Stag Brewery near London, England. In 1997, ABET purchased Scottish Courage's 50% interest in the joint venture company giving ABET full control over the management and operation of the brewery. Michelob and Michelob Golden Draft continue to be imported into the U.K. by ABET.

    Budweiser is also brewed under license and sold by brewers in Korea (Oriental Brewery Ltd.), the Republic of Ireland and Northern Ireland (Guinness Ireland Ltd.), Italy (Birra Peroni Industriale) and the Philippines (Asia Brewery, Inc.). In 1995, ABII entered into a contract brewing agreement with Sociedad Anonima Damm, one of the largest brewers in Spain, giving the Spanish brewer rights to contract brew and package beer under the brand name Budweiser in Spain and to distribute it on a non-exclusive basis. In 1998, the Company formed a new partnership with Brasseries Kronenbourg, the leading brewer in France, for sale and distribution of Bud in France.

    In 1996, ABII purchased a 5% equity interest (with options to increase its equity stake to 30%) in Antarctica Empreendimentos e Participacoes Ltda. ("ANEP"), the principal operating subsidiary of Companhia Antarctica Paulista ("Antarctica"), one of Brazil's leading brewers, and formed a strategic partnership with Antarctica. A component of the partnership was a joint venture company named Budweiser Brasil Ltda. ("BBL") that marketed and distributed locally-produced Budweiser in Brazil. CADE, the Brazilian anti-trust agency, required the Company's equity purchase options to be mandatorily exercised at specified dates. The first of the required fixed-dollar investment options was set to expire in September 1999, but was determined by the Company to be no longer economically attractive. Accordingly, in July 1999, the Company exercised its right to end its equity partnership with Antarctica, and also discontinued the BBL joint venture, effective December 1999, converting its Budweiser production agreement to an export arrangement.

    In 1995, the Company formed an alliance with Compania Cervecerias Unidas S.A. ("CCU"), the leading Chilean brewer. Under the terms of the alliance, a subsidiary of CCU in Argentina ("CCU-Argentina") brews and distributes Budweiser under license in Argentina. CCU also distributes Budweiser in Chile. The Company initially purchased a minority stake in CCU-Argentina, increased its ownership to 8.2% in 1998 and to 10.7% in December 1999.

    In 1995, the Company purchased an initial 80% equity interest in a joint venture, renamed the Budweiser Wuhan International Brewing Company, Ltd., that owns and operates a brewery in Wuhan, the fifth-largest city in China. This ownership interest was subsequently increased to 86.6%. The Company also owns a 5% equity interest in Tsingtao Brewery Company Ltd., a leading Chinese brewer.

    ABII also negotiates and oversees the Company's investments in international brewing companies. In 1993, Anheuser-Busch purchased a 17.7% direct and indirect equity interest in Grupo Modelo's operating subsidiary, Diblo, for $477 million. In May 1997, the Company increased its direct and indirect equity ownership in Diblo to 37% for an additional $605 million. In September 1998, the Company completed the purchase of an additional 13.25% of Diblo for $556.5 million, bringing the Company's total investment to $1.6 billion. The Company now owns a 50.2% direct and indirect interest in Diblo. However, the Company does not have voting or other effective control in either Grupo Modelo or Diblo.

PACKAGING OPERATIONS

    The Company's wholly-owned subsidiary, Metal Container Corporation ("MCC"), manufactures beverage cans at eight plants and beverage can lids at three plants for sale to ABI and to soft drink customers. (See Item 2 of Part 1--Properties). Another wholly-owned subsidiary of the Company, Anheuser-Busch Recycling Corporation

("ABRC"), recycles aluminum cans at its plant in Hayward, California, for conversion into new can sheet. The Company's wholly-owned subsidiary, Precision Printing and Packaging, Inc. ("PPPI"), manufactures metalized and paper labels at its plant in Clarksville, Tennessee. Eagle Packaging, Inc. ("EPI") was established during 1999 to manufacture and sell crown and closure liners, beginning in 2000. Packaging Business Services, Inc., another wholly-owned subsidiary of the Company, provides administrative services and develops existing and new businesses for MCC, ABRC, PPPI, and EPI.

FAMILY ENTERTAINMENT

    The Company is active in the family entertainment field, primarily through its wholly-owned subsidiary, Busch Entertainment Corporation ("BEC"), which currently owns, directly and through subsidiaries, nine theme parks. BEC's tenth park, Discovery Cove located in Orlando, Florida, is scheduled to open in summer 2000.

    BEC operates Busch Gardens theme parks in Tampa, Florida and Williamsburg, Virginia, and SeaWorld theme parks in Orlando, Florida, San Antonio, Texas, Aurora, Ohio, and San Diego, California. BEC operates water park attractions in Tampa, Florida (Adventure Island) and Williamsburg, Virginia (Water Country, U.S.A.), and an educational play park for children near Philadelphia, Pennsylvania (Sesame Place). BEC also operates the Baseball City Sports Complex near Orlando, Florida. Due to the seasonality of the theme park business, BEC experiences higher revenues in the second and third quarters than in the first and fourth quarters.

    Through a Spanish affiliate, the Company also owns a 19.9% equity interest in Port Aventura, S.A., which is a theme park near Barcelona, Spain.

    The Company faces competition in the family entertainment field from other theme and amusement parks, public zoos, public parks, and other family entertainment events and attractions.

OTHER

    Through its wholly-owned subsidiary, Busch Properties, Inc. ("BPI"), the Company is engaged in the business of real estate development. BPI also owns and operates The Kingsmill Resort and Conference Center in Williamsburg, Virginia.

    Through other wholly-owned subsidiaries, the Company owns and operates a marketing communications business (Busch Creative Services Corporation) and a transportation service business (Manufacturers Railway Co.).

SOURCES AND AVAILABILITY OF RAW MATERIALS

    The products manufactured by the Company require a large volume of various agricultural products, including barley for malt; hops, malt, rice, and corn grits for beer; and rice for the rice milling and processing operations of BARI. The Company fulfills its commodities requirements through purchases from various sources, including purchases from its subsidiaries, through contractual arrangements, and through purchases on the open market. The Company believes that adequate supplies of the aforementioned agricultural products are available at the present time, but cannot predict future availability or prices of such products and materials. The commodity markets have experienced and will continue to experience price fluctuations. The price and supply of raw materials will be determined by, among other factors, the level of crop production, weather conditions, export demand, and government regulations and legislation affecting agriculture. The Company requires aluminum can sheet for manufacture of cans and lids. Can sheet prices are impacted by supply and demand for aluminum ingot and fabrication.

ENERGY MATTERS

    The Company uses natural gas, fuel oil, and coal as its primary fuel materials. Supplies of fuels in quantities sufficient to meet ABI's total requirements are expected to be available on a year-round basis during 2000. The supply of natural gas, fuel oil, and coal is normally covered by yearly contracts and no difficulty has been experienced in entering into these contracts. The cost of fuel used by ABI increased in 1999 and is expected to increase in 2000. Based upon information presently available, there can be no assurance that adequate supplies of fuel will always be available to the Company and should such supplies not be available, the Company's sales and earnings would be adversely affected.

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

ENVIRONMENTAL PROTECTION

    All of the Company's facilities are subject to federal, state, and local environmental protection laws and regulations, and the Company is operating within existing laws and regulations or is taking action aimed at assuring compliance therewith. Various proactive strategies are utilized to help assure this compliance. Compliance with such laws and regulations is not expected to materially affect the Company's capital expenditures, earnings, or competitive position. The Company has devoted considerable effort to research, development and engineering of cost effective innovative systems to minimize effects on the environment from its operating facilities. A major portion of pollution prevention and pollution control expenditures in 1999 and projected for 2000 was or will be justified on the basis of cost reduction.

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

ENVIRONMENTAL PACKAGING LAWS AND REGULATIONS

    The states of California, Connecticut, Delaware, Iowa, Maine, Massachusetts, Michigan, New York, Oregon, and Vermont have adopted certain restrictive packaging laws and regulations for beverages that require deposits on packages. ABI continues to do business in these states. Such laws have not had a significant effect on ABI's sales, but have had a significant adverse impact on beer industry growth and are considered by the Company to be inflationary, costly, and inefficient for recycling packaging materials. Congress and a number of additional states continue to consider similar legislation, the adoption of which by Congress or a substantial number of states or additional local jurisdictions might require the Company to incur significant capital expenditures to comply.

NUMBER OF EMPLOYEES

    As of December 31, 1999, the Company had 23,645 full-time employees.

    As of December 31, 1999, approximately 8,000 employees were represented by the International Brotherhood of Teamsters. Seventeen other unions represented approximately 1,100 employees. The labor agreement between ABI and the Brewery and Soft Drink Workers Conference of the International Brotherhood of Teamsters, which represents the majority of brewery workers, was scheduled to expire on February 28, 1998; it was extended to March 29, 1998 while the parties continued to negotiate a new agreement. Talks with the Teamsters reached impasse, and as a result, the Company implemented its final contract offer on September 21, 1998. The National Labor Relations Board has determined that the Company's bargaining and implementation of its final offer did not violate federal labor law.

    The Company considers its employee relations to be good.

ITEM 2. PROPERTIES

    ABI has twelve breweries in operation at the present time, located in St. Louis, Missouri; Newark, New Jersey; Los Angeles and Fairfield, California; Jacksonville, Florida; Houston, Texas; Columbus, Ohio; Merrimack, New Hampshire; Williamsburg, Virginia; Baldwinsville, New York; Fort Collins, Colorado; and Cartersville, Georgia. Title to the Baldwinsville, New York brewery is held by the Onondaga County Industrial Development Agency ("OCIDA") pursuant to a Sale and Agency Agreement with ABI, which enabled OCIDA to issue tax exempt pollution control and industrial development revenue notes and bonds to finance a portion of the cost of the purchase and modification of the brewery. The brewery is not pledged or mortgaged to secure any of the notes or bonds, and the Sale and Agency Agreement with OCIDA gives ABI the unconditional right to require at any time that title to the brewery be transferred to ABI. ABI's breweries operated at approximately 97% of capacity in 1999; during the peak selling periods (second and third quarters), they operated at maximum capacity. The Company also owns an 86.6% equity interest in a joint venture that owns and operates a brewery in Wuhan, China. The Company also leases and operates the Stag Brewery near London, England.

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

    Except for the Baldwinsville brewery, the can manufacturing plants in Newburgh, New York and Rome, Georgia, the SeaWorld park in San Diego, California, the Stag Brewery, and the brewery in Wuhan, China, all of the Company's principal properties are owned in fee. The lease for the land used by the SeaWorld park in San Diego, California expires in 2048. The Company leases the Stag Brewery from Scottish Courage, Ltd. In 1995, the joint venture that operates the brewery in Wuhan was granted the right to use the property for a period of 50 years from the appropriate governmental authorities. The Company also leases a bottling line at its brewery in Cartersville, Georgia and a can manufacturing plant in Rome, Georgia. The Company considers its buildings, improvements, and equipment to be well maintained and in good condition, irrespective of dates of initial construction, and adequate to meet the operating demands placed upon them. The production capacity of each of the manufacturing facilities is adequate for current needs and, except as described above, substantially all of each facility's capacity is utilized.

ITEM 3. LEGAL PROCEEDINGS

    The Company is not a party to any pending or threatened litigation, the outcome of which would be expected to have a material adverse effect upon its financial condition or its operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 1999.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    AUGUST A. BUSCH III (age 62) is presently Chairman of the Board and President, and a Director of the Company and has served in such capacities since 1977, 1974, and 1963, respectively. Since 1979 he has also served as Chairman of the Board and Chief Executive Officer of the Company's subsidiary, Anheuser-Busch, Incorporated.

    PATRICK T. STOKES (age 57) is presently Vice President and Group Executive of the Company and has served in such capacity since 1981. He is also presently President of the Company's subsidiary, Anheuser-Busch, Incorporated, and has served in such capacity since 1990 and Chairman of the Board of the Company's subsidiary, Anheuser-Busch International, Inc., and has served in such capacity since November 1999.

    JOHN H. PURNELL (age 58) is presently Executive Vice President of the Company and has served in such capacity since January 1999. He previously served as Vice President and Group Executive of the Company (1991-1998). He also previously served as Chairman of the Board of the Company's subsidiary, Anheuser-Busch International, Inc. (1980-November 1999), and as its Chief Executive Officer (1991-1998).

    W. RANDOLPH BAKER (age 53) is presently Vice President and Chief Financial Officer of the Company and has served in such capacity since 1996. He previously served as Vice President and Group Executive of the Company (1982-1996).

    STEPHEN K. LAMBRIGHT (age 57) is presently Group Vice President and General Counsel of the Company and has served in such capacity since 1997. He previously served as Vice President and Group Executive of the Company (1984-1997).

    ALOYS H. LITTEKEN (age 59) is presently Vice President-Corporate Engineering of the Company and has served in such capacity since 1981.

    WILLIAM L. RAMMES (age 58) is presently Vice President-Corporate Human Resources of the Company and has served in such capacity since 1992. He is also Chairman of the Board and President of the Company's subsidiary, Busch Properties, Inc., and has served in such capacities since 1995.

    JOSEPH L. GOLTZMAN (age 58) is presently Vice President and Group Executive of the Company and has served in such capacity since 1993. He is also presently Chairman, Chief Executive Officer and President of the Company's subsidiary, Anheuser-Busch Recycling Corporation, Chairman (since 1995), President and Chief Executive Officer (since 1993) of the Company's subsidiary, Metal Container Corporation, Chairman, Chief Executive Officer (since 1996) and President (since
1993) of the Company's subsidiary, Packaging Business Services, Inc., Chairman (since 1993), President (since January 1999), and Chief Executive Officer (since
1993) of the Company's indirect subsidiary, Precision Printing and Packaging, Inc., and Chairman, Chief Executive Officer, and President (since 1999) of the Company's indirect subsidiary, Eagle Packaging, Inc.

    DONALD W. KLOTH (age 58) is presently Vice President and Group Executive of the Company and has served in such capacity since 1994. He is also Chairman of the Board and Chief Executive Officer of the Company's subsidiary, Busch Agricultural Resources, Inc., and has served in such capacity since 1994.

    JOHN E. JACOB (age 65) is presently Executive Vice President and Chief Communications Officer, and a Director of the Company and has served in such capacities since 1994 and 1990, respectively.

    GERHARDT A. KRAEMER (age 67) is presently Senior Vice President-World Brewing and Technology and has served in such capacity since 1996. During the past five years, he also served as Vice President-Brewing of the Company's subsidiary, Anheuser-Busch, Incorporated (1985-1996).

    THOMAS W. SANTEL (age 41) is presently Vice President-Corporate Development of the Company and has served in such capacity since 1996. During the past five years, he also served as Director of Corporate Development (1994-1996).

    STEPHEN J. BURROWS (age 48) is presently Vice President-International Operations of the Company and has served in such capacity since January 1999. He previously served as Vice President-International Marketing of the Company (1992-1998). He is also presently Chief Executive Officer and President of the Company's subsidiary, Anheuser-Busch International, Inc. and has served as Chief Executive Officer since January 1999 and as President since 1994. During the past five years, he also served as Chief Operating Officer of Anheuser-Busch International, Inc. (1994-1998).

    VICTOR G. ABBEY (age 44) is presently Chairman of the Board and President of the Company's subsidiary, Busch Entertainment Corporation and has served in such capacities since March 1, 2000. During the past five years, he also served as Executive Vice President and General Manager of the SeaWorld theme park in Orlando, Florida (1997-February, 2000), Executive Vice President and General Manager of the SeaWorld theme park in Cleveland, Ohio (1995-1997), and Vice President-Administration and International of Busch Entertainment Corporation (1992-1995).

                                    PART II

    The information required by Items 5, 6, 7, and 8 of this Part II are hereby incorporated by reference from pages 25 through 59 of the Company's 1999 Annual Report to Shareholders.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item with respect to Directors is hereby incorporated by reference from pages 3 through 6 of the Company's Proxy Statement for the Annual Meeting of Shareholders on April 26, 2000.
The information required by this Item with respect to Executive Officers is presented on pages 7 and 8 of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is hereby incorporated by reference from page 8 and pages 19 through 25 of the Company's Proxy Statement for the Annual Meeting of Shareholders on April 26, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is hereby incorporated by reference from page 7 of the Company's Proxy Statement for the Annual Meeting of Shareholders on April 26, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is hereby incorporated by reference from pages 25 and 26 of the Company's Proxy Statement for the Annual Meeting of Shareholders on April 26, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

                                                                                            PAGE
                                                                                            ----
      1.        FINANCIAL STATEMENTS:

                Consolidated Balance Sheet at December 31, 1999 and 1998                   40<F*>

                Consolidated Statement of Income for the three years ended
                  December 31, 1999                                                        41<F*>

                Consolidated Statement of Changes in Shareholders Equity for the three
                  years ended December 31, 1999                                            42<F*>

                Consolidated Statement of Cash Flows for the three years ended December
                  31, 1999                                                                 43<F*>

                Notes to Consolidated Financial Statements                                44-55<F*>

                Report of Independent Accountants                                          39<F*>

    <F*>Incorporated herein by reference from the indicated pages of the 1999
        Annual Report to Shareholders.

      2.        FINANCIAL STATEMENT SCHEDULE:

                Report of Independent Accountants on Financial Statement Schedule            F-1

                For the three years ended December 31, 1999:

                Schedule VIII--Valuation and Qualifying Accounts and Reserves                F-2

      3.        EXHIBITS:

                Exhibit 3.1  --Restated Certificate of Incorporation.

                Exhibit 3.2  --By-Laws of the Company (as amended and restated
                               December 16, 1998). (Incorporated by reference to
                               Exhibit 3.2 to Form 10-K for the fiscal year ended
                               December 31, 1998).

                Exhibit 4.1  --Form of Rights Agreement, dated as of October
                               26, 1994 between Anheuser-Busch Companies, Inc. and
                               Boatmen's Trust Company.

                Exhibit 4.2  --Letter Agreement dated March 19, 1998 between
                               Anheuser-Busch Companies, Inc., Boatmen's Trust
                               Company, and ChaseMellon Shareholder Services, L.L.C.
                               amending the Form of Rights Agreement filed as
                               Exhibit 4.1 of this report. (Incorporated by
                               reference to Exhibit 4.2 to Form 10-K for the fiscal
                               year ended December 31, 1998).

                Exhibit 4.3  --Indenture dated as of August 1, 1995 between the
                               Company and The Chase Manhattan Bank, as Trustee
                               (Incorporated by reference to Exhibit 4.1 in the Form
                               S-3 of the Company, Registration Statement No.
                               33-60885.) (Other indentures are not filed, but
                               the Company agrees to furnish copies of such
                               instruments to the Securities and Exchange
                               Commission upon request.)

                Exhibit 10.1 --Anheuser-Busch Companies, Inc. Deferred
                               Compensation Plan for Non-Employee Directors amended
                               and restated as of March 1, 2000.<F*>

                Exhibit 10.2 --Anheuser-Busch Companies, Inc. Non-Employee
                               Director Elective Stock Acquisition Plan amended and
                               restated as of March 1, 2000.<F*>

                Exhibit 10.3 --Anheuser-Busch Companies, Inc. Stock Plan for
                               Non-Employee Directors (Incorporated by reference to Exhibit 4.1 in the Form S-8 of the Company, Registration Statement No. 333-88015).<F*>



                Exhibit 10.4 --Anheuser-Busch Companies, Inc. 1981 Incentive
                               Stock Option/Non-Qualified Stock Option Plan (As amended December 18, 1985, December 16, 1987,
                               December 20, 1988, July 22, 1992, September 22,
                               1993, December 20, 1995, and November 26, 1997.)
                               (Incorporated by reference to Exhibit 10.3 to Form 10-K for the fiscal year ended December 31, 1997.)<F*>

                Exhibit 10.5 --Anheuser-Busch Companies, Inc. 1981
                               Non-Qualified Stock Option Plan (As amended
                               December 18, 1985, June 24, 1987, December 20,
                               1988, July 22, 1992, December 20, 1995, and November
                               26, 1997.) (Incorporated by reference to Exhibit
                               10.4 to Form 10-K for the fiscal year ended December
                               31, 1997.)<F*>

                Exhibit 10.6 --Anheuser-Busch Companies, Inc. 1989 Incentive
                               Stock Plan (As amended December 20, 1989, December
                               19, 1990, December 15, 1993, December 20, 1995, and
                               November 26, 1997.) (Incorporated by reference to
                               Exhibit 10.5 to Form 10-K for the fiscal year ended December 31, 1997.)<F*>

                Exhibit 10.7 --Anheuser-Busch Companies, Inc. 1998 Incentive
                               Stock Plan (Incorporated by reference to Exhibit A
                               to the Definitive Proxy Statement for Annual Meeting
                               of Shareholders on April 22, 1998.)<F*>

                Exhibit 10.8 --U.K. Addendum to the Anheuser-Busch Companies,
                               Inc. 1998 Incentive Stock Plan/Rules for Inland
                               Revenue Approved Grants for Eligible Persons in the
                               United Kingdom.<F*>

                Exhibit 10.9 --Anheuser-Busch Companies, Inc. Excess Benefit
                               Plan amended and restated as of March 1, 2000.<F*>

                Exhibit 10.10--Anheuser-Busch Companies, Inc. Supplemental
                               Executive Retirement Plan amended and restated as of March 1, 2000.<F*>

                Exhibit 10.11--Anheuser-Busch Executive Deferred Compensation
                               Plan amended and restated as of March 1, 2000.<F*>

                Exhibit 10.12--Anheuser-Busch 401(k) Restoration Plan amended and restated as of March 1, 2000.<F*>

                Exhibit 10.13--Form of Indemnification Agreement with Directors and Executive Officers.<F*>

                Exhibit 10.14--Anheuser-Busch Officer Bonus Plan as amended and restated on November 24, 1999. (Incorporated by reference to Exhibit A to the Definitive Proxy
                               Statement for Annual Meeting of Shareholders on
                               April 26, 2000.)<F*>

                Exhibit 10.15--Investment Agreement By and Among Anheuser-Busch
                               Companies, Inc., Anheuser-Busch International, Inc.
                               and Anheuser-Busch International Holdings, Inc. and
                               Grupo Modelo, S.A. de C.V., Diblo, S.A. de C.V.
                               and certain shareholders thereof, dated as of June 16, 1993.

                Exhibit 10.16--Letter agreement between Anheuser-Busch Companies,
                               Inc. and the Controlling Shareholders regarding
                               Section 5.5 of the Investment Agreement filed as
                               Exhibit 10.15 of this report.

                Exhibit 10.17--Fourth Amendment to the Anheuser-Busch Deferred
                               Income Stock Purchase and Savings Plan as amended and restated effective April 1, 1996.

                Exhibit 10.18--Fifth Amendment to the Anheuser-Busch Deferred
                               Income Stock Purchase and Savings Plan as amended and restated effective April 1, 1996.

                Exhibit 12   --Ratio of Earnings to Fixed Charges.



                Exhibit 13   --Pages 25 through 59 of the Anheuser-Busch
                               Companies, Inc. 1999 Annual Report to Shareholders, a copy of which is furnished for the information of the Securities and Exchange Commission. Portions of the Annual Report not incorporated herein by reference are not deemed "filed" with the Commission.

                Exhibit 21   --Subsidiaries of the Company

                Exhibit 23   --Consent of Independent Accountants, filed as page
                               F-1 of this report.

                Exhibit 27   --Financial Data Schedule

--------
<F*>A management contract or compensatory plan or arrangement required to be filed by Item 14(c) of this report.

    (b) Reports on Form 8-K

    There were no reports on Form 8-K filed during the fourth quarter of 1999.

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

                                         ANHEUSER-BUSCH COMPANIES, INC.
                               -------------------------------------------------
                                                 (Registrant)

                             By             /s/ AUGUST A. BUSCH III
                               -------------------------------------------------

                                              August A. Busch III
                                                Chairman of the
                                              Board and President

Date: March 22, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                /s/ AUGUST A. BUSCH III                   Chairman of the Board and President and       March 22, 2000
   --------------------------------------------------       Director (Principal Executive
                 (August A. Busch III)                      Officer)

                 /s/ W. RANDOLPH BAKER                    Vice President and Chief Financial            March 22, 2000
   --------------------------------------------------       Officer (Principal Financial Officer)
                  (W. Randolph Baker)

                   /s/ JOHN F. KELLY                      Vice President and Controller                 March 22, 2000
   --------------------------------------------------       (Principal Accounting Officer)
                    (John F. Kelly)

                 /s/ BERNARD A. EDISON                    Director                                      March 22, 2000
   --------------------------------------------------
                  (Bernard A. Edison)

                /s/ CARLOS FERNANDEZ G.                   Director                                      March 22, 2000
   --------------------------------------------------
                 (Carlos Fernandez G.)

                   /s/ JOHN E. JACOB                      Director                                      March 22, 2000
   --------------------------------------------------
                    (John E. Jacob)

                   /s/ JAMES R. JONES                     Director                                      March 22, 2000
   --------------------------------------------------
                    (James R. Jones)

                 /s/ CHARLES F. KNIGHT                    Director                                      March 22, 2000
   --------------------------------------------------
                  (Charles F. Knight)

                                                          Director                                      March 22, 2000
   --------------------------------------------------
                (Vernon R. Loucks, Jr.)




                 /s/ VILMA S. MARTINEZ                    Director                                      March 22, 2000
   --------------------------------------------------
                  (Vilma S. Martinez)

                 /s/ JAMES B. ORTHWEIN                    Director                                      March 22, 2000
   --------------------------------------------------
                  (James B. Orthwein)

                /s/ WILLIAM PORTER PAYNE                  Director                                      March 22, 2000
   --------------------------------------------------
                 (William Porter Payne)

                   /s/ JOYCE M. ROCHE                     Director                                      March 22, 2000
   --------------------------------------------------
                    (Joyce M. Roche)

                  /s/ ANDREW C. TAYLOR                    Director                                      March 22, 2000
   --------------------------------------------------
                   (Andrew C. Taylor)

               /s/ DOUGLAS A. WARNER III                  Director                                      March 22, 2000
   --------------------------------------------------
                (Douglas A. Warner III)

              /s/ EDWARD E. WHITACRE, JR.                 Director                                      March 22, 2000
   --------------------------------------------------
               (Edward E. Whitacre, Jr.)

                         ANHEUSER-BUSCH COMPANIES, INC.

                     INDEX TO FINANCIAL STATEMENT SCHEDULE

                                                                     PAGE
                                                                     ----
Report of Independent Accountants on Financial Statement
  Schedule......................................................     F-1
Consent of Independent Accountants..............................     F-1
Financial Statement Schedule for the Years 1999, 1998 and 1997:
    Valuation and Qualifying Accounts and Reserves (Schedule
      VIII).....................................................     F-2

    All other schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements and Notes.

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

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Anheuser-Busch Companies, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 1, 2000 appearing in the 1999 Annual Report to Shareholders of Anheuser-Busch Companies, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

St. Louis, Missouri
February 1, 2000

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-3 (No. 333-71105) and in the Registration Statements on Forms S-8 (No. 2-77829, No. 33-4664,
No. 33-36132, No. 33-39714, No. 33-39715, No. 33-46846, No. 33-53333, No.
33-58221, No. 33-58241, No. 333-67027, No. 333-71309, No. 333-71311, and No.
333-88015) of Anheuser-Busch Companies, Inc. of our report dated February
1, 2000 which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated February 1, 2000 on the financial statement schedule, which appears on page F-1 of this Form 10-K.

PricewaterhouseCoopers LLP

St. Louis, Missouri
March 22, 2000

                                              ANHEUSER-BUSCH COMPANIES, INC.

                            SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                       (CONTINUING OPERATIONS BASIS, IN MILLIONS)

                                                                     1999             1998             1997
                                                                     ----             ----             ----
Reserve for doubtful accounts (deducted from related
      assets):
    Balance at beginning of period..........................        $  5.5           $  4.9           $  3.1
    Additions charged to costs and expenses.................           1.0              1.3              2.0
    Additions (recoveries of uncollectible accounts
      previously written off )..............................            .1               .3               .1
    Deductions (uncollectible accounts written off )........           (.2)            (1.0)             (.3)
                                                                    ------           ------           ------
    Balance at end of period................................        $  6.4           $  5.5           $  4.9
                                                                    ======           ======           ======
Deferred income tax asset valuation allowance under FAS 109:
    Balance at beginning of period..........................        $117.0           $ 92.5           $ 81.7
    Additions to valuation allowance charged to costs and
      expenses..............................................           3.5             28.1             13.2
    Deductions from valuation allowance (utilizations and
      expirations)..........................................         (14.1)            (3.6)            (2.4)
    Reductions due to changes in foreign business
      operations............................................         (92.8)              --               --
                                                                    ------           ------           ------
    Balance at end of period................................        $ 13.6           $117.0           $ 92.5
                                                                    ======           ======           ======