Form 10-Q
period 2000-03-31
ANHEUSER BUSCH COMPANIES INC
filed 2000-05-12
CIK 310569

                      SECURITIES AND EXCHANGE COMMISSION


                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


                       For Quarter Ended March 31, 2000


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

$1 Par Value Common Stock - -451,760,098 shares as of  March 31, 2000


CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)

                                                                              Three Months Ended March 31,
(In millions, except per share data)                                            2000              1999
----------------------------------------------------------------------------------------------------------
Sales                                                                         $3,299.6          $3,157.2
   Excise taxes                                                                 (487.7)           (472.0)
                                                                            -----------------------------
Net sales                                                                      2,811.9           2,685.2
   Cost of products and services                                              (1,779.7)         (1,712.1)
                                                                            -----------------------------
Gross profit                                                                   1,032.2             973.1
   Marketing, distribution and administrative expenses                          (450.0)           (436.5)
                                                                            -----------------------------
Operating income                                                                 582.2             536.6
   Interest expense                                                              (86.7)            (75.8)
   Interest capitalized                                                            6.9               3.3
   Interest income                                                                 0.3               0.9
   Other expense, net                                                             (0.7)             (1.2)
                                                                            -----------------------------
Income before income taxes                                                       502.0             463.8
   Provision for income taxes                                                   (190.7)           (176.3)
Equity income, net of tax                                                         39.0              31.6
                                                                            -----------------------------
   Net income                                                                    350.3             319.1
Retained earnings, beginning of period                                         9,181.2           8,320.7
   Common stock dividends (per share: 2000-$.30;
   1999-$.28)                                                                   (137.0)           (133.4)
                                                                            -----------------------------
   Retained earnings, end of period                                           $9,394.5          $8,506.4
                                                                            =============================
   Basic earnings per share                                                   $    .77          $    .67
                                                                            =============================
   Diluted earnings per share                                                 $    .76          $    .66
                                                                            =============================


See accompanying Notes to Consolidated Financial Statements on pages 3 and 4.

Notes to Consolidated Financial Statements

1. UNAUDITED FINANCIAL STATEMENTS: The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and applicable SEC guidelines pertaining to interim financial information, and include all adjustments necessary for a fair presentation. These statements should be read in conjunction with the Consolidated Financial Statements and Notes included in the company's Annual Report to Shareholders for the year ended December 31, 1999.

2. BUSINESS SEGMENTS INFORMATION FOR THE THREE MONTHS ENDED MARCH 31, (In millions):

-----------------------------------------------------------------------------------------------------------------------
                                Domestic       Int'l                                            Corp. &
2000                              Beer          Beer      Packaging      Entertain.   Other     Elims.        Consol.
-----------------------------------------------------------------------------------------------------------------------
Gross Sales                     $2,764.9       128.4         468.3         110.7      20.3      (193.0)      $3,299.6
-----------------------------------------------------------------------------------------------------------------------
Net Sales:
- Intersegment                        --          --        $186.4            --       6.6      (193.0)           $--
- External                      $2,299.3       106.3         281.9         110.7      13.7          --       $2,811.9
-----------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes        $642.2         4.4           8.1         (27.5)     (0.8)     (124.4)        $502.0
-----------------------------------------------------------------------------------------------------------------------
Equity Income, Net of Tax             --       $39.0            --            --        --          --          $39.0
-----------------------------------------------------------------------------------------------------------------------
Net Income                        $398.2        41.7           5.0         (17.1)     (0.5)      (77.0)        $350.3
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
                                Domestic       Int'l                                            Corp. &
1999                              Beer          Beer      Packaging      Entertain.   Other     Elims.       Consol.
-----------------------------------------------------------------------------------------------------------------------
Gross Sales                     $2,652.7       128.5         435.7         113.9      22.0      (195.6)      $3,157.2
-----------------------------------------------------------------------------------------------------------------------
Net Sales:
- Intersegment                        --          --        $189.9            --       5.7      (195.6)           $--
- External                      $2,200.0       109.2         245.8         113.9      16.3          --       $2,685.2
-----------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes        $576.7        (7.6)         26.7         (13.5)     (0.4)     (118.1)        $463.8
-----------------------------------------------------------------------------------------------------------------------
Equity Income, Net of Tax             --       $31.6            --            --        --          --          $31.6
-----------------------------------------------------------------------------------------------------------------------
Net Income                        $357.6        26.9          16.6          (8.4)     (0.2)      (73.4)        $319.1
-----------------------------------------------------------------------------------------------------------------------

1999 segment results have been updated to reflect a change in allocation method for certain corporate support costs.

3.  EARNINGS PER SHARE

    Earnings per share are computed by dividing net income by weighted average common shares outstanding for the period. Weighted average common shares outstanding for the quarters ended March 31, are (millions of shares):


                                                 2000             1999
                                              ----------       ----------
Basic weighted average
    shares outstanding                          476.2            486.7

Diluted weighted average
    shares outstanding                          483.5            491.1

4.  COMPREHENSIVE INCOME (In millions)

                                              Three Months Ended March 31,
---------------------------------------------------------------------------------
                                                 2000             1999
                                              ----------       ----------
Net income                                      $350.3           $319.1

Foreign currency translation adjustment           42.8            (11.8)
                                              ---------------------------

Comprehensive income                            $393.1           $307.3
                                              ===========================


CONSOLIDATED BALANCE SHEET
Anheuser-Busch Companies, Inc., and Subsidiaries

                                                                             (Unaudited)
                                                                              March 31,        December 31,
(In millions)                                                                   2000              1999
-----------------------------------------------------------------------------------------------------------
Assets
Current Assets:
   Cash and marketable securities                                            $   137.2         $   152.1
   Receivables, less allowance for doubtful accounts                             717.4             629.0
   Inventories:
      Raw materials and supplies                                                 371.8             378.2
      Work in progress                                                            88.3              84.7
      Finished goods                                                             207.3             160.9
         Total inventories                                                       667.4             623.8
   Other current assets                                                          155.7             195.7
                                                                             ---------------------------
      Total current assets                                                     1,677.7           1,600.6

Investments in affiliated companies                                            2,115.7           2,012.5
Other assets                                                                   1,070.2           1,062.7
Plant and equipment, net                                                       8,058.5           7,964.6
                                                                             ---------------------------
      Total Assets                                                           $12,922.1         $12,640.4
                                                                             ===========================
Liabilities and Shareholders Equity
Current Liabilities:
   Accounts payable                                                          $   806.3         $   932.6
   Short-term debt                                                               491.7             242.3
   Accrued salaries, wages and benefits                                          211.2             248.3
   Accrued taxes                                                                 352.6             164.2
   Other current liabilities                                                     353.2             363.6
                                                                             ---------------------------
      Total current liabilities                                                2,215.0           1,951.0
                                                                             ---------------------------
Postretirement benefits                                                          500.0             506.4
                                                                             ---------------------------
Long-term debt                                                                 5,232.8           4,880.6
                                                                             ---------------------------
Deferred income taxes                                                          1,354.1           1,344.7
                                                                             ---------------------------
Other long-term liabilities                                                       39.4              36.2
                                                                             ---------------------------
Shareholders Equity:
   Common stock                                                                  716.6             716.1
   Capital in excess of par value                                              1,260.5           1,241.0
   Retained earnings                                                           9,394.5           9,181.2
   Accumulated other comprehensive income:
      Foreign currency translation adjustment                                   (132.2)           (175.0)
                                                                             ---------------------------
                                                                              11,239.4          10,963.3
   Treasury stock, at cost                                                    (7,486.4)         (6,831.3)
   ESOP debt guarantee                                                          (172.2)           (210.5)
                                                                             ---------------------------
                                                                               3,580.8           3,921.5
                                                                             ---------------------------
Commitments and contingencies                                                       --                --
                                                                             ---------------------------

      Total Liabilities and Shareholders
      Equity                                                                 $12,922.1         $12,640.4
                                                                             ===========================


CONSOLIDATED STATEMENT OF CASH FLOWS

Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)

                                                                               Three months ended March 31,
                                                                             ------------------------------
(In millions)                                                                   2000              1999
-----------------------------------------------------------------------------------------------------------
Cash flow from operating activities:
   Net income                                                                 $  350.3          $  319.1
   Adjustments to reconcile net income to net cash
      provided by operating activities:
         Depreciation and amortization                                           192.8             187.8
         Deferred income taxes                                                     9.4              14.6
         Undistributed earnings of affiliated companies                          (39.0)            (31.6)
         Other, net                                                              (10.3)              5.3
                                                                              --------------------------
   Operating cash flow before changes in working capital                         503.2             495.2
         Increase in working capital                                             (77.4)           (148.7)
                                                                              --------------------------
   Cash provided by operating activities                                         425.8             346.5
                                                                              --------------------------
Cash flow from investing activities:
   Capital expenditures                                                         (279.5)           (184.4)
   New business acquisitions                                                     (28.9)               --
                                                                              --------------------------
   Cash used for investing activities                                           (308.4)           (184.4)
                                                                              --------------------------
Cash flow from financing activities:
   Issuance of long-term debt                                                    651.8             162.1
   Reduction of long-term debt                                                   (12.0)           (130.0)
   Dividends paid to stockholders                                               (137.0)           (133.4)
   Acquisition of treasury stock                                                (655.1)           (164.2)
   Shares issued under stock plans                                                20.0              30.7
                                                                              --------------------------
   Cash used for financing activities                                           (132.3)           (234.8)
                                                                              --------------------------
Net decrease in cash and marketable securities
   during the period                                                             (14.9)            (72.7)
Cash and marketable securities, beginning of period                              152.1             224.8
                                                                              --------------------------
Cash and marketable securities, end of period                                 $  137.2          $  152.1
                                                                              ==========================

A more complete understanding of the company's financial position and business can be gained by reference to the Anheuser-Busch Companies, Inc. Annual Report on Form 10-K for the year ended December 31, 1999.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND
          FINANCIAL CONDITION

INTRODUCTION
------------

    This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of Anheuser-Busch Companies, Inc. for the first quarter ended March 31, 2000, compared to the first quarter ended March 31, 1999, and the year ended December 31, 1999. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in the company's Annual Report to Shareholders for the year ended December 31, 1999. Additional information concerning the company's consolidated financial and operating results for the first quarter 2000 is contained in the first quarter 2000 Financial Report contained in the quarterly Anheuser-Busch publication Horizons.

    This discussion contains statements regarding the company's expectations concerning its future operations, earnings and prospects. These statements are forward-looking statements that involve significant risks and uncertainties, and accordingly, no assurances can be given that such expectations will be correct. These expectations are based upon many assumptions that the company believes to be reasonable, but such assumptions may ultimately prove to be inaccurate or incomplete, in whole or in part. Important factors that could cause actual results to differ from the expectations stated in this discussion include, among others, changes in the pricing environment for the company's products; changes in domestic demand for malt beverage products; changes in customer preference for the company's malt beverage products; regulatory or legislative changes; changes in raw materials prices; changes in interest rates; changes in foreign currency exchange rates; changes in attendance and consumer spending patterns for the company's theme park operations; changes in demand for aluminum beverage containers; changes in the company's international beer business or in the beer business of the company's international equity partner; and the effect of stock market conditions on the company's share repurchase program.

FIRST QUARTER 2000 FINANCIAL RESULTS
------------------------------------

    Key operating results for the first quarter 2000 versus 1999 are summarized below:

---------------------------------------------------------------------------------------------------------
                                                          (in millions, except per share)
                                               --------------------------------------------------
                                                    First Quarter               2000 versus 1999
                                               -----------------------      -----------------------
                                                 2000           1999            $              %
                                               --------       --------      ---------      --------
Gross Sales                                     $3,300         $3,157        Up $143        Up 4.5%
Excise Taxes                                      $488           $472         Up $16        Up 3.3%
Net Sales                                       $2,812         $2,685        Up $127        Up 4.7%
Operating Income                                  $582           $536         Up $46        Up 8.5%
Equity Income, Net of Tax                          $39            $31          Up $8       Up 23.8%
Net Income                                        $350           $319         Up $31        Up 9.8%
Diluted Earnings per Share                        $.76           $.66        Up $.10       Up 15.2%
---------------------------------------------------------------------------------------------------------

    The company is applying its marketing, sales and distribution strengths to take full advantage of the favorable domestic beer industry environment to achieve significant growth in both sales and revenue per barrel. The first quarter 2000 was Anheuser-Busch's sixth consecutive quarter of solid double-digit earnings per share growth. First quarter results provide a solid foundation for achieving the company's double-digit earnings per share growth objective in the year 2000, with growth in the low to middle teens expected.

RESULTS OF OPERATIONS
---------------------

    Anheuser-Busch Companies, Inc. achieved gross sales of $3.3 billion during the first quarter 2000, an increase of $142.4 million, or 4.5%, over first quarter 1999 gross sales. The company had net sales of $2.8 billion, an increase of $126.7 million, or 4.7%, compared to the first quarter 1999. The difference between gross sales and net sales reflects beer excise taxes paid by the company on its products.

    The increases in both gross and net sales were primarily due to higher domestic beer sales volume combined with increased revenue per barrel. Anheuser-Busch's domestic beer sales volume (shipments to wholesalers) increased 2.4%, to 23.7 million barrels, in the first quarter 2000 compared to first quarter 1999, while domestic revenue per barrel grew 2.1% during the same period.

    Adjusting for the additional selling day due to leap year in 2000, wholesaler sales-to-retailers grew a very strong 4.5% for the first quarter 2000 compared to the first quarter 1999. This growth reflects strength in all major brand families and was led by the Bud Family. Combined Bud and Bud Light sales-to-retailers were up over 5% on a selling day adjusted basis versus the same period last year.

    First quarter retail demand exceeded the 2.4% increase in first quarter beer sales by Anheuser-Busch to its wholesalers which reduced wholesaler inventory levels versus the same period last year.

    In October 1999 and February 2000 the company implemented selected price increases and additional discount reductions in markets representing approximately two-thirds of its volume. These pricing actions appear to have been accepted by the market and continue the revenue per barrel improvement seen in 1999.

    International Anheuser-Busch beer volume increased 10.2% in the first quarter compared to first quarter 1999 due primarily to gains in China and the United Kingdom.

    The company's beer volume is summarized in the following table:

-------------------------------------------------------------------------------------------------------
                                 Beer Volume (millions of barrels)
     ------------------------------------------------------------------------------------------------
                                                    First Quarter               2000 versus 1999
                                               -----------------------     --------------------------
                                                2000           1999         Barrels           %
                                               -------        -------      ---------       --------
Domestic                                          23.7           23.2        Up 0.56        Up 2.4%
International                                      1.5            1.3        Up 0.14       Up 10.2%
                                               -------        -------      ---------       --------
   Worldwide A-B Brands                           25.2           24.5         Up 0.7        Up 2.8%
Int'l Equity Partner Brands                        3.4            3.4        Up 0.01        Up 0.4%
                                               -------        -------      ---------       --------
   Total Brands                                   28.6           27.9         Up 0.7        Up 2.5%
                                               =======        =======      =========       ========
-------------------------------------------------------------------------------------------------------

    Worldwide Anheuser-Busch beer sales volume for the first quarter 2000 rose 0.7 million barrels, or 2.8%, to 25.2 million barrels, versus first quarter 1999. Worldwide beer volume is comprised of domestic volume and international volume. Domestic volume represents Anheuser-Busch beer produced and shipped within the United States. International volume represents exports from the company's U.S. breweries to markets around the world, plus Anheuser-Busch brands produced overseas by company-owned breweries and under license and contract brewing agreements.

    Total volume, which combines equity volume (representing the company's share of its foreign equity partner's volume) with worldwide volume, was 28.6 million barrels in the first quarter 2000, up 0.7 million barrels, or 2.5%, over first quarter 1999. Normalized to exclude 1999 volume related to Anheuser-Busch's previously held equity stake in Antarctica, equity partner volume increased 6.5% and total volume increased 3.2 percent over first quarter 1999.

    Anheuser-Busch reported domestic beer sales to wholesalers of 23.7 million barrels, an increase of 0.56 million barrels, or 2.4%, for the first quarter 2000 compared to the first quarter 1999. The increase reflects strong underlying sales-to-retailer trends, led by Bud Family sales, particularly Bud Light, which continues to grow at an annual double-digit pace.

    In March the company rolled-out Tequiza Extra, an extension of the popular Tequiza brand. Tequiza Extra offers a more pronounced tequila taste without the added lime or sweetness of original Tequiza.

    On May 1, the company plans to introduce "Doc" Otis' Hard Lemon Flavored Malt Beverage. "Doc" Otis' is made with real lemon juice and has a taste profile designed to appeal to adult consumers of premium specialty alcohol beverages.

    The company's domestic market share (excluding exports) for the first quarter 2000 was 49.0%, an increase of 0.8 percentage points over 1999 market share of 48.2%. Including exports, the company's share of U. S. shipments was 48.9%, versus 48.1% for the first quarter 1999. Domestic market share and share of U. S. shipments are determined based on industry sales estimates provided by the Beer Institute.

    International Anheuser-Busch beer volume for the first quarter 2000, excluding Grupo Modelo, was 1.5 million barrels, an increase of 136,000 barrels, or 10.2%, compared to the first quarter 1999, primarily due to increases in China and the United Kingdom.

    Cost of products and services for the first quarter 2000 was $1.78 billion, a $67.6 million, or 3.9%, increase compared to the first quarter 1999. The increase in cost of products and services is principally due to higher domestic beer volume. Gross profit as a percentage of net sales was 36.7% for the first quarter 2000, up 0.5 percentage points from 36.2% for the first quarter 1999, reflecting the impact of higher revenue per barrel.

    Marketing, distribution and administrative expenses for the first quarter 2000 were $450.0 million, compared with $436.5 million for the first quarter 1999, an increase of $13.5 million, or 3.1%. The increase in marketing, distribution and administrative expenses in the first quarter 2000 compared to the prior year is due primarily to higher marketing and administrative costs for the domestic beer segment and higher one-time marketing costs for entertainment operations related to the opening of the Discovery Cove park, partially offset by lower international beer marketing expenses in Japan due to the conversion of the company's joint venture into an exclusive licensing agreement, effective January 1, 2000.

    Operating income increased $45.6 million, or 8.5%, versus the first quarter 1999, reflecting higher domestic beer sales volume and revenue per barrel, and improved international beer performance, partially offset by lower operating results from packaging and entertainment operations.

International beer segment net income was up 55.0% in the first quarter 2000 compared to the first quarter 1999, due to a strong performance by Modelo and an improvement in international beer operations. Equity income, net of tax, increased $7.4 million, or 23.8%, to $39 million, for the first quarter 2000 due to strong underlying volume and earnings results of Modelo. At the beginning of the year Modelo implemented a price increase of 16% on its beer sold in Mexico. International beer operating profits, excluding Modelo, also improved reflecting volume driven gains in China and the United Kingdom and lower costs in Japan due to the conversion to a licensing agreement.

    Packaging segment operating profits were down $19 million, or 69.7%, in the first quarter 2000 compared to the first quarter 1999. Approximately $13 million of the operating profit decline represents the correction of accounting errors from 1994 through 1999 at the company's label manufacturing business in Clarksville, Tennessee, which were discovered during an internal audit in the first quarter 2000. The $13 million adjustment is classified in the first quarter Consolidated Income Statement within cost of sales, and is not material to earnings reported in prior periods. The remaining $6 million of lower earnings from the Packaging Segment is due primarily to lower pricing on Metal Container's beer and soft drink can sales.

    Entertainment segment operating results were down versus prior year primarily due to a later Easter holiday period and start-up costs associated with the new Discovery Cove park. Recent attendance trends in the Florida market have been strong.

    Net interest cost (interest expense less interest income) was $86.4 million for the first quarter 2000, an increase of $11.5 million, or 15.4%, compared to the first quarter 1999. The increase in net interest cost is due to higher average debt balances compared to last year. Interest capitalized increased $3.6 million, to $6.9 million, for the first quarter 2000 compared to the corresponding period in 1999 due to higher average construction in progress balances.

    Other income/expense, net includes numerous items of a nonoperating nature which do not have a material impact on the company's consolidated results of operations, either individually or in the aggregate.

    Net income for the first quarter 2000 increased $31.2 million, or 9.8%, to $350.3 million, versus the same period last year. Diluted earnings per share for the first quarter were $.76, an increase of $.10, or 15.2%, compared to the first quarter 1999. These increases reflect higher domestic beer earnings due to increased sales volume and revenue per barrel, and improved international beer results including significantly increased equity earnings from the company's investment in Modelo. Earnings per share benefited from the company's ongoing share repurchase program. The company repurchased almost 10 million shares in the first quarter 2000.

LIQUIDITY AND FINANCIAL CONDITION
---------------------------------

    Cash and marketable securities at March 31, 2000 were $137.2 million, a decrease of $14.9 million compared to December 31, 1999. The principal source of the company's cash flow is cash generated by operations. Issuance of debt provides additional sources of cash. Principal uses of cash are capital expenditures, business investments, share repurchase and dividends. See the Consolidated Statement of Cash Flows for detailed information.

    Total debt increased $601.5 million during the three month period ended March 31, 2000. The following outlines the change in debt during this period:

    Debt Issuances ... $651.8 million, comprised of the following:
    --------------

         - $400.0 million of long-term notes ($200 million at 7.5% fixed rate; $200 million at floating rate)
         -  $249.4 million of commercial paper (5.5% weighted average rate)
         -  $2.4 million of other miscellaneous borrowings

    Debt Reduction ... $50.3 million, comprised of the following:
    --------------

         -  $38.3 million of ESOP debt (8.25% fixed rate)
         -  $7.5 million of medium-term notes (7.7% fixed rate)
         - $3.5 million of industrial development revenue bonds (various fixed rates)
         -  $1.0 million of other miscellaneous reductions

    At March 31, 2000, $1.49 billion of commercial paper borrowings were outstanding. Commercial paper amounts up to $1 billion are classified as long-term since they are maintained on a long-term basis with on-going support provided by the company's $1 billion revolving credit agreement. Commercial paper in excess of $1 billion is classified as short-term.

    Capital expenditures during the first quarter 2000 were $279.5 million, compared to $184.4 million for the first quarter 1999. Full year 2000 capital expenditures are expected to approximate $1.05 to $1.1 billion.

Risk Management
---------------

    The company's derivatives holdings will fluctuate during the year based on normal and recurring changes in purchasing and production activity. Since December 31, 1999, there have been no significant changes in the company's interest rate, commodity price and foreign currency exposures, changes in the types of derivative instruments used to hedge those exposures, or significant changes in underlying market conditions.

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

                         PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

    On January 4, 2000 the company issued out of treasury shares a total of 633 shares of the company's common stock ($1 par value) to one member of the Board of Directors of the company in lieu of cash for that member's 2000 annual retainer fee pursuant to the company's Non-Employee Director Elective Stock Acquisition Plan.

    On February 11, 2000 the company issued 134,853 shares of the company's common stock ($1 par value) to the sellers of the assets of a beer distributorship as payment of the purchase price.

    These transactions were exempt from registration and prospectus delivery requirements of the Securities Act of 1933 pursuant to Section 4(2) of the Act.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Annual Meeting of Shareholders of the company held April 26, 2000, the following matters were voted upon:

1. Election of Patrick T. Stokes to serve as a Director of the Company for a term of two years and election of Bernard A. Edison, Vernon R. Loucks, Jr., Vilma S. Martinez, William Porter Payne and Edward G. Whitacre, Jr. to serve as Directors of the company for a term of three years.

                                          FOR         WITHHELD     NON-VOTES
                                      -----------     ---------    ---------
    Patrick T. Stokes                 376,462,536     5,932,753         0
    Bernard A. Edison                 376,381,093     6,014,196         0
    Vernon R. Loucks, Jr.             376,978,265     5,417,024         0
    Vilma S. Martinez                 377,042,775     5,352,514         0
    William Porter Payne              370,850,994    11,544,295         0
    Edward E. Whitacre, Jr.           375,950,482     6,444,807         0

2.  Approve the Anheuser-Busch Officer Bonus Plan

    For               352,111,288
    Against            20,489,481
    Abstain             9,794,512
    Non-Votes                   8

3. Approve the employment of PricewaterhouseCoopers LLP, as independent accountants, to audit the books and accounts of the company for 2000.

    For               348,615,436
    Against            31,943,229
    Abstain             1,836,624
    Non-Votes                   0

4.  Shareholder proposal concerning option exercise period.

    For                18,507,694
    Against           319,339,547
    Abstain             6,671,532
    Non-Votes          37,876,516

5.  Shareholder proposal concerning option exercise price.

    For                38,076,614
    Against           300,405,812
    Abstain             6,032,353
    Non-Votes          37,880,510

6.  Shareholder proposal concerning Shareholder Rights Plan.

    For               172,365,983
    Against           167,058,366
    Abstain             5,085,898
    Non-Votes          37,885,042

7.  Shareholder proposal concerning Board Composition.

    For                32,196,063
    Against           306,506,075
    Abstain             5,816,240
    Non-Votes          37,876,911

8.  Shareholder proposal concerning Classified Board.

    For               165,253,030
    Against           174,299,328
    Abstain             4,957,982
    Non-Votes          37,884,949

9.  Shareholder proposal concerning Chairman of the Board.

    For                59,542,117
    Against           279,348,004
    Abstain             5,621,132
    Non-Votes          37,884,036


ITEM 5:   OTHER INFORMATION

Acquisition of Glass Plant
--------------------------

    In March 2000, the company purchased an idle bottle manufacturing facility near Houston, Texas from Anchor Glass. Anheuser-Busch is renovating the plant and Consumers Packaging Inc., Anchor's parent company, is supplying technical and management assistance. The plant is expected to reopen in 2001 and will eventually supply a significant portion of the bottle needs of the company's Houston brewery.

Labor Negotiations
------------------

    The company continues to operate its breweries under the terms of its final contract offer which was implemented in September 1998.
Teamster-represented employees at the company's 12 U.S. breweries have not voted on the contract offer since August 7, 1999, when they approved the national portion of the new five-year contract offer by a margin of 59% to 41%.

    However, local terms of the offer were rejected by certain Locals. Both the company and the Teamsters have previously stated that there can be no final agreement, and the approved contract cannot go into effect, until agreement is reached on all national and local issues.

    The approved national contract includes wage and benefit increases, as well as provisions to support productivity improvement, promote workplace flexibility, reduce absenteeism, improve the grievance procedure and institute a more effective drug-testing program. Additionally, Anheuser-Busch has reaffirmed its commitment, contingent with the approved contract going into effect, to keep all 12 of its U.S. breweries open during the life of the contract, barring an unforeseen event, providing its Teamster-represented employees with unprecedented job security. The company remains committed to operate its breweries in the event of any work stoppages.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits
         --------

    12 - Ratio of Earnings to Fixed Charges

    27 - Financial Data Schedule

    (b)  Reports on Form 8-K
         -------------------

         No reports on Form 8-K were filed during the three month period ending March 31, 2000.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 ANHEUSER-BUSCH COMPANIES, INC.
                                 (Registrant)


                                 /s/ W. Randolph Baker
                                 ---------------------------------------------
                                 W. Randolph Baker
                                 Vice President and Chief Financial Officer
                                 (Chief Financial Officer)
                                 May 12, 2000




                                 /s/ John F. Kelly
                                 ---------------------------------------------
                                 John F. Kelly
                                 Vice President and Controller
                                 (Chief Accounting Officer)
                                 May 12, 2000