Form 10-K/A
period 1999-12-31
ANHEUSER BUSCH COMPANIES INC
filed 2000-06-23
CIK 310569

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                -----------------
                                   FORM 10-K/A

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
        OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ------------- TO -------------

                         COMMISSION FILE NUMBER 1-7823
     -------------------------------------------------------------------------
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
                          ----------------------------

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

       $1 PAR VALUE COMMON STOCK 452,656,492 SHARES AS OF MARCH 8, 2000

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of Annual Report to Shareholders for the Year ended
   December 31, 1999                            PART I, PART II, AND PART IV

Portions of Definitive Proxy Statements for Annual Meeting of
   Shareholders on April 26, 2000                         PART III

Item 14 on pages 9 through 11 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1999 is amended by the addition of the following exhibits:

Exhibit 23.1      Consent of Independent Accountants

Exhibit 24.1      Power of Attorney

Exhibit 24.2      Resolution authorizing signature by certain officers of the Company

Exhibit 99.1      Form 11-K, Annual Report of the Anheuser-Busch Global
                  Employee Stock Purchase Plan February 29, 2000

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ANHEUSER-BUSCH COMPANIES, INC.
                                             (Registrant)

                                    By:      /s/ JOBETH G. BROWN
                                       -----------------------------------
                                                 JoBeth G. Brown
                                         (Vice President and Secretary)

Date:  June 23, 2000

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                                  Title                                       Date

   AUGUST A. BUSCH III    <F*>    Chairman of the Board and President and     June 23, 2000
-------------------------         Director (Principal Executive Officer)
  (August A. Busch III)

    W. RANDOLPH BAKER      <F*>   Vice President and Chief Financial          June 23, 2000
-------------------------         Officer (Principal Financial Officer)
   (W. Randolph Baker)

      JOHN F. KELLY        <F*>   Vice President and Controller               June 23, 2000
-------------------------         (Principal Accounting Officer)
     (John F. Kelly)

    BERNARD A. EDISON      <F*>   Director                                    June 23, 2000
-------------------------
   (Bernard A. Edison)

   CARLOS FERNANDEZ G.     <F*>   Director                                    June 23, 2000
-------------------------
  (Carlos Fernandez G.)

     JOHN E. JACOB         <F*>   Director                                    June 23, 2000
-------------------------
     (John E. Jacob)

      JAMES R. JONES       <F*>   Director                                    June 23, 2000
-------------------------
     (James R. Jones)



    CHARLES F. KNIGHT      <F*>   Director                                    June 23, 2000
-------------------------
   (Charles F. Knight)


                                  Director
-------------------------
 (Vernon R. Loucks, Jr.)


    VILMA S. MARTINEZ      <F*>   Director                                    June 23, 2000
-------------------------
   (Vilma S. Martinez)


    JAMES B. ORTHWEIN      <F*>   Director                                    June 23, 2000
-------------------------
   (James B. Orthwein)


   WILLIAM PORTER PAYNE    <F*>   Director                                    June 23, 2000
-------------------------
   (William Porter Payne)


     JOYCE M. ROCHE        <F*>   Director                                    June 23, 2000
-------------------------
    (Joyce M. Roche)


                                  Director
-------------------------
  (Patrick T. Stokes)


     ANDREW C. TAYLOR      <F*>   Director                                    June 23, 2000
-------------------------
   (Andrew C. Taylor)

   DOUGLAS A. WARNER III   <F*>   Director                                    June 23, 2000
-------------------------
  (Douglas A. Warner III)

 EDWARD E. WHITACRE, JR.   <F*>   Director                                    June 23, 2000
-------------------------
 (Edward E. Whitacre, Jr.)


<F*>By /s/ JOBETH G. BROWN
       ----------------------     Attorney-in-Fact
         JoBeth G. Brown

                                EXHIBIT INDEX

Exhibit 23.1      Consent of Independent Accountants

Exhibit 24.1      Power of Attorney

Exhibit 24.2 Resolution authorizing signature by certain officers of the Company

Exhibit 99.1 Form 11-K, Annual Report of the Anheuser-Busch Global Employee Stock Purchase Plan for the fiscal year ended February 29, 2000