Form 10-Q
period 2000-06-30
ANHEUSER BUSCH COMPANIES INC
filed 2000-08-10
CIK 310569

                      SECURITIES AND EXCHANGE COMMISSION


                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


                       For Quarter Ended June 30, 2000


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

$1 Par Value Common Stock - 452,935,003 shares as of June 30, 2000


CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)

                                                              Second Quarter Ended           Six Months Ended
                                                                    June 30,                     June 30,
                                                            ------------------------     -----------------------
(In millions, except per share data)                            2000          1999          2000          1999
----------------------------------------------------------------------------------------------------------------
Sales                                                       $ 3,798.9     $ 3,600.8      $ 7,098.5    $ 6,758.0
   Less excise taxes                                           (533.4)       (520.1)      (1,021.1)      (992.1)
                                                          ------------------------------------------------------
Net sales                                                     3,265.5       3,080.7        6,077.4      5,765.9
   Cost of products and services                             (1,973.9)     (1,864.5)      (3,753.6)    (3,576.6)
                                                          ------------------------------------------------------
Gross profit                                                  1,291.6       1,216.2        2,323.8      2,189.3
Marketing, distribution and administrative expenses            (543.4)       (521.6)        (993.4)      (958.1)
                                                          ------------------------------------------------------
Operating income                                                748.2         694.6        1,330.4      1,231.2
   Interest expense                                             (90.7)        (79.2)        (177.4)      (155.0)
   Interest capitalized                                           8.3           4.2           15.2          7.5
   Interest income                                                0.1           0.9            0.4          1.8
   Other income/(expense), net                                    3.8          (3.1)           3.1         (4.3)
                                                          ------------------------------------------------------
Income before income taxes                                      669.7         617.4        1,171.7      1,081.2
Provision for income taxes                                     (254.5)       (234.5)        (445.2)      (410.8)
Equity income, net of tax                                        62.5          48.1          101.5         79.7
                                                          ------------------------------------------------------
Net income                                                      477.7         431.0          828.0        750.1
Retained earnings, beginning of period                        9,394.5       8,506.4        9,181.2      8,320.7
Common stock dividends (per share: 2nd quarter,
   2000--$.30; 1999--$.28; six months, 2000--
   $.60; 1999--$.56)                                           (135.6)       (131.9)        (272.6)      (265.3)
                                                          ------------------------------------------------------
Retained earnings, end of period                            $ 9,736.6     $ 8,805.5      $ 9,736.6    $ 8,805.5
                                                          ======================================================
Basic earnings per share                                    $    1.06     $     .92      $    1.82    $    1.58
                                                          ======================================================
Diluted earnings per share                                  $    1.04     $     .90      $    1.80    $    1.56
                                                          ======================================================


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

2 BUSINESS SEGMENT INFORMATION FOR THE SECOND QUARTER ENDED JUNE 30 ($ In Millions):

-----------------------------------------------------------------------------------------------------------------
                               Domestic     Int'l                                          Corp. &
2000                             Beer        Beer      Packaging    Entertain.    Other     Elims.     Consol.
-----------------------------------------------------------------------------------------------------------------
Gross Sales                    $3,002.4     182.8         546.3        252.5       37.0     (222.1)    $3,798.9
-----------------------------------------------------------------------------------------------------------------
Net Sales:
- Intersegment                       --        --        $212.1           --       10.0     (222.1)          --
- External                     $2,494.9     156.9         334.2        252.5       27.0         --     $3,265.5
-----------------------------------------------------------------------------------------------------------------
Income Before Income Taxes     $  707.5      16.8          30.5         52.2        5.9     (143.2)    $  669.7
-----------------------------------------------------------------------------------------------------------------
Equity Income, Net of Tax            --    $ 62.5            --           --         --         --     $   62.5
-----------------------------------------------------------------------------------------------------------------
Net Income                     $  438.6      72.9          18.9         32.4        3.7      (88.8)    $  477.7
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
                               Domestic     Int'l                                          Corp. &
1999                             Beer        Beer      Packaging    Entertain.    Other     Elims.     Consol.
-----------------------------------------------------------------------------------------------------------------
Gross Sales                    $2,827.9     212.9         514.3        225.7       36.1     (216.1)    $3,600.8
-----------------------------------------------------------------------------------------------------------------
Net Sales:
- Intersegment                       --        --        $207.0           --        9.1     (216.1)          --
- External                     $2,343.4     177.3         307.3        225.7       27.0         --     $3,080.7
-----------------------------------------------------------------------------------------------------------------
Income Before Income Taxes     $  638.5      12.2          46.2         47.7        5.8     (133.0)    $  617.4
-----------------------------------------------------------------------------------------------------------------
Equity Income, Net of Tax            --    $ 48.1            --           --         --         --     $   48.1
-----------------------------------------------------------------------------------------------------------------
Net Income                     $  395.8      55.7          28.6         29.6        3.5      (82.2)    $  431.0
-----------------------------------------------------------------------------------------------------------------

NOTE: 1999 segment results have been updated to reflect a change in allocation method for certain Corporate support costs.


    BUSINESS SEGMENT INFORMATION FOR THE  SIX MONTHS ENDED
    JUNE 30 ($ In Millions):

-----------------------------------------------------------------------------------------------------------------
                               Domestic     Int'l                                          Corp. &
2000                             Beer        Beer      Packaging    Entertain.    Other     Elims.     Consol.
-----------------------------------------------------------------------------------------------------------------
Gross Sales                    $5,767.3     311.2       1,014.6        363.2       57.3     (415.1)    $7,098.5
-----------------------------------------------------------------------------------------------------------------
Net Sales:
- Intersegment                       --        --      $  398.5           --       16.6     (415.1)          --
- External                     $4,794.2     263.2         616.1        363.2       40.7         --     $6,077.4
-----------------------------------------------------------------------------------------------------------------
Income Before Income Taxes     $1,349.7      21.2          38.6         24.7        5.1     (267.6)    $1,171.7
-----------------------------------------------------------------------------------------------------------------
Equity Income, Net of Tax            --    $101.5            --           --         --         --     $  101.5
-----------------------------------------------------------------------------------------------------------------
Net Income                     $  836.8     114.6          23.9         15.3        3.2     (165.8)    $  828.0
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
                               Domestic     Int'l                                          Corp. &
2000                             Beer        Beer      Packaging    Entertain.    Other     Elims.     Consol.
-----------------------------------------------------------------------------------------------------------------
Gross Sales                    $5,480.6     341.4         950.0        339.6       58.1     (411.7)    $6,758.0
-----------------------------------------------------------------------------------------------------------------
Net Sales:
- Intersegment                       --        --      $  396.9           --       14.8     (411.7)          --
- External                     $4,543.4     286.5         553.1        339.6       43.3         --     $5,765.9
-----------------------------------------------------------------------------------------------------------------
Income Before Income Taxes     $1,215.2       4.6          72.9         34.2        5.4     (251.1)    $1,081.2
-----------------------------------------------------------------------------------------------------------------
Equity Income, Net of Tax            --    $ 79.7            --           --         --         --     $   79.7
-----------------------------------------------------------------------------------------------------------------
Net Income                     $  753.4      82.6          45.2         21.2        3.3     (155.6)    $  750.1
-----------------------------------------------------------------------------------------------------------------

NOTE: 1999 segment results have been updated to reflect a change in allocation method for certain Corporate support costs.

3.  EARNINGS PER SHARE

    Earnings per share are computed by dividing net income by weighted average common shares outstanding for the period. Weighted average common shares outstanding for the quarter and six months ended June 30, are (millions of shares):

                                                    Second Quarter       Year-To-Date
                                                  ------------------   ----------------
                                                    2000     1999        2000     1999
                                                    ----     ----        ----     ----
Basic weighted average
    shares outstanding                              452.4    470.9       454.1    473.5
                                                   ======   ======      ======   ======
Diluted weighted average
    shares outstanding                              458.5    478.0       460.0    480.8
                                                   ======   ======      ======   ======

4.  COMPREHENSIVE INCOME ($ In millions)

                                                  Quarter and Six Months Ended June 30,
---------------------------------------------------------------------------------------
                                                    Second Quarter       Year-To-Date
                                                  ------------------   ----------------
                                                    2000     1999        2000     1999
                                                    ----     ----        ----     ----
Net income                                       $ 477.7    $431.0      $828.0   $750.1

Foreign currency translation adjustment           (124.3)     34.7       (81.5)    22.8
                                                 -------    ------      ------   ------
Comprehensive income                             $ 353.4    $465.7      $746.5   $772.9
                                                 ======================================
---------------------------------------------------------------------------------------


CONSOLIDATED BALANCE SHEET
Anheuser-Busch Companies, Inc., and Subsidiaries

                                                                          (Unaudited)
                                                                           June 30,         December 31,
                                                                          ----------        ------------
(In millions)                                                               2000                1999
--------------------------------------------------------------------------------------------------------
Assets
Current Assets:
   Cash and marketable securities                                         $   172.0         $   152.1
   Receivables, less allowance for doubtful accounts                          770.5             629.0
   Inventories:
      Raw materials and supplies                                              316.2             378.2
      Work in progress                                                         97.1              84.7
      Finished goods                                                          189.5             160.9
         Total inventories                                                    602.8             623.8
   Other current assets                                                       188.2             195.7
                                                                          ---------------------------
      Total current assets                                                  1,733.5           1,600.6

Investments in affiliated companies                                         2,034.5           2,012.5
Other assets                                                                1,062.3           1,062.7
Plant and equipment, net                                                    8,119.2           7,964.6
                                                                          ---------------------------
      Total Assets                                                        $12,949.5         $12,640.4
                                                                          ===========================
Liabilities and Shareholders Equity
Current Liabilities:
   Accounts payable                                                       $   908.1         $   932.6
   Short-term debt                                                               --             242.3
   Accrued salaries, wages and benefits                                       229.0             248.3
   Accrued taxes                                                              288.3             164.2
   Other current liabilities                                                  358.9             363.6
                                                                          ---------------------------
      Total current liabilities                                             1,784.3           1,951.0
                                                                          ---------------------------
Postretirement benefits                                                       498.8             506.4
                                                                          ---------------------------
Long-term debt                                                              5,463.7           4,880.6
                                                                          ---------------------------
Deferred income taxes                                                       1,357.5           1,344.7
                                                                          ---------------------------
Other long-term liabilities                                                    42.2              36.2
                                                                          ---------------------------
Shareholders Equity:
   Common stock                                                               718.2             716.1
   Capital in excess of par value                                           1,306.9           1,241.0
   Retained earnings                                                        9,736.6           9,181.2
   Accumulated other comprehensive income:
      Foreign currency translation adjustment                                (256.5)           (175.0)
                                                                          ---------------------------
                                                                           11,505.2          10,963.3
   Treasury stock, at cost                                                 (7,530.0)         (6,831.3)
   ESOP debt guarantee                                                       (172.2)           (210.5)
                                                                          ---------------------------
                                                                            3,803.0           3,921.5
                                                                          ---------------------------
Commitments and contingencies                                                    --                --
                                                                          ---------------------------
      Total Liabilities and Shareholders
      Equity                                                              $12,949.5         $12,640.4
                                                                          ===========================


CONSOLIDATED STATEMENT OF CASH FLOWS

Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)

                                                                            Six months ended June 30,
                                                                         ------------------------------
(In millions)                                                                2000               1999
-------------------------------------------------------------------------------------------------------
Cash Flow From Operating Activities:
   Net income                                                              $  828.0          $  750.1
   Adjustments to reconcile net income to cash
      provided by operating activities:
         Depreciation and amortization                                        387.9             378.5
         Deferred income taxes                                                 12.8              33.1
         Undistributed earnings of affiliated companies                       (86.7)            (78.3)
         Other, net                                                            10.0              13.2
                                                                           --------------------------
   Operating cash flow before changes in working capital                    1,152.0           1,096.6
   Increase in working capital                                                (37.4)           (164.0)
                                                                           --------------------------
   Cash provided by operating activities                                    1,114.6             932.6
                                                                           --------------------------
Cash Flow From Investing Activities:
   Capital expenditures                                                      (541.6)           (400.8)
   New business acquisitions                                                  (29.0)               --
                                                                           --------------------------
   Cash (used for) investing activities                                      (570.6)           (400.8)
                                                                           --------------------------
Cash Flow From Financing Activities:
   Increase in long-term debt                                                 403.6             547.1
   Decrease in long-term debt                                                 (24.5)           (164.7)
   Dividends paid to stockholders                                            (272.6)           (265.3)
   Acquisition of treasury stock                                             (698.7)           (780.0)
   Shares issued under stock plans                                             68.1              39.8
                                                                           --------------------------
   Cash (used for) financing activities                                      (524.1)           (623.1)
                                                                           --------------------------
Net increase (decrease) in cash and marketable
   securities during the period                                                19.9             (91.3)
Cash and marketable securities, beginning of period                           152.1             224.8
                                                                           --------------------------
Cash and marketable securities, end of period                              $  172.0          $  133.5
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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND
            FINANCIAL CONDITION

INTRODUCTION
------------

    This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of Anheuser-Busch Companies, Inc. for the second quarter and first six months ended June 30, 2000, compared to the second quarter and first six months ended June 30, 1999, and the year ended December 31, 1999. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in the company's Annual Report to Shareholders for the year ended December 31, 1999.

    This discussion contains statements regarding the company's expectations concerning its future operations, earnings and prospects. These statements are forward-looking statements that involve significant risks and uncertainties, and accordingly, no assurances can be given that such expectations will be correct. These expectations are based upon many assumptions that the company believes to be reasonable, but such assumptions may ultimately prove to be inaccurate or incomplete, in whole or in part. Important factors that could cause actual results to differ (favorably or unfavorably) from the expectations stated in this discussion include, among others, changes in the pricing environment for the company's products;
changes in domestic demand for malt beverage products; changes in customer preference for the company's malt beverage products; regulatory or legislative changes; changes in raw materials prices; changes in interest rates; changes in foreign currency exchange rates; changes in attendance and consumer spending patterns for the company's theme park operations; changes in demand for aluminum beverage containers; changes in the company's international beer business or in the beer business of the company's international equity partner; and the effect of stock market conditions on the company's share repurchase program.

SECOND QUARTER AND FIRST SIX MONTHS OF 2000 FINANCIAL RESULTS
-------------------------------------------------------------

    Key operating results for the second quarter and first six months of 2000 versus the comparable periods in 1999 are summarized in the following tables.

--------------------------------------------------------------------------------------------------------
                                                 Second Quarter (in millions, except per share)
                                              ----------------------------------------------------
                                                    2000        1999         2000 vs. 1999
                                                   ------      ------     -------------------
                                                                              $         %
                                                                          -------    --------
Gross Sales                                        $3,799      $3,601     Up $198     Up 5.5%
Net Sales                                          $3,266      $3,081     Up $185     Up 6.0%
Operating Income                                     $748        $695      Up $53     Up 7.7%
Equity Income, Net of Tax                             $63         $48      Up $15    Up 29.7%
Net Income                                           $478        $431      Up $47    Up 10.8%
Diluted Earnings per Share                          $1.04        $.90     Up $.14    Up 15.6%
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------
                                            Six Months Ended June 30 (in millions, except per share)
                                            --------------------------------------------------------
                                                    2000        1999         2000 vs. 1999
                                                   ------      ------     -------------------
                                                                              $         %
                                                                          -------    --------
Gross Sales                                        $7,099      $6,758     Up $341     Up 5.0%
Net Sales                                          $6,077      $5,766     Up $311     Up 5.4%
Operating Income                                   $1,330      $1,231      Up $99     Up 8.1%
Equity Income, Net of Tax                            $102         $80      Up $22    Up 27.3%
Net Income                                           $828        $750      Up $78    Up 10.4%
Diluted Earnings per Share                          $1.80       $1.56     Up $.24    Up 15.4%
--------------------------------------------------------------------------------------------------------

    The second quarter 2000 is the seventh consecutive quarter of double-digit earnings per share growth for Anheuser-Busch. With the strongest brand portfolio in the domestic beer industry, the company believes it is uniquely positioned to take advantage of continuing strong industry fundamentals. Anheuser-Busch continues to achieve significant increases in sales volume and revenue per barrel, resulting in accelerated earnings per share growth. For the full year 2000, the company expects earnings per share growth in the 14% to 15% range. Longer term, Anheuser-Busch is confident in its ability to consistently achieve its double-digit earnings per share growth objective.

RESULTS OF OPERATIONS
---------------------

    Anheuser-Busch achieved gross sales of $3.8 billion and $7.1 billion, and net sales of $3.3 billion and $6.1 billion, respectively, in the second quarter and first six months of 2000. These amounts represent gross sales increases over 1999 of $198.1 million, or 5.5%, for the second quarter and $340.5 million, or 5.0%, for the first six months. Net sales increased over 1999 by $184.8 million, or 6.0%, and $311.5 million, or 5.4%, for the same periods. The difference between gross sales and net sales reflects beer excise taxes paid by the company on its products.

    The increases in both gross and net sales were primarily due to higher domestic beer sales volume combined with increased domestic revenue per barrel. Domestic beer shipments increased 4.2% for the second quarter, and 3.3% for the first six months of 2000. Domestic sales to retailer volume was up 3.6% for the second quarter and 3.9% for the first six months of 2000. Volume growth was led by the Bud Family along with increased Michelob brand family sales. Bud Light continues to grow at a double-digit pace. Domestic revenue per barrel grew 2.2% for both the second quarter and first six months of 2000, compared to the same periods last year.

    The company is currently evaluating opportunities for selected price increases and additional discount reductions in the fourth quarter 2000.
These revenue
enhancement initiatives will again be tailored to specific markets, brands and packages, but the total scope is anticipated to be somewhat less than in the fourth quarter last year.

    The company's beer volume information is summarized in the following table:

--------------------------------------------------------------------------------------------------------------------
                                 Reported Beer Volume (million of barrels)
--------------------------------------------------------------------------------------------------------------------
                                                    Second Quarter                     Six Months Ended June 30
                                        ----------------------------------------------------------------------------
                                                           vs. 1999                                vs. 1999
                                                    -----------------------                  -----------------------
                                          2000        Barrels          %          2000        Barrels           %
                                        ----------------------------------------------------------------------------
Domestic                                  25.8        Up 1.0        Up 4.2%        49.5        Up 1.6        Up 3.3%
International                              1.9        Dn .02        Dn 0.9%         3.4        Up 0.1        Up 3.6%
                                        ------      --------      ---------       -----      --------      ---------
   Worldwide - A-B Brands                 27.7        Up 1.0        Up 3.8%        52.9        Up 1.7        Up 3.3%
Int'l Equity Partner Brands <F1>           4.2        Dn .04        Dn 0.9%         7.6        Dn .03        Dn 0.4%
                                        ------      --------      ---------       -----      --------      ---------
   Total Brands <F1>                      31.9        Up 1.0        Up 3.2%        60.5        Up 1.7        Up 2.9%
                                        ======      ========      =========       =====      ========      =========

--------------------------------------------------------------------------------------------------------------------

<F1>  Normalized to exclude 1999 volume related to Anheuser-Busch's previously held equity stake in Antarctica, equity partner volume increased
      2.3 percent in the second quarter and 4.1 percent for the first six months of 2000. Normalized total volume increased 3.6 percent in the second quarter and 3.4 percent for the first six months of 2000 versus comparable periods last year.

    Worldwide Anheuser-Busch beer brand sales volume grew 3.8% to 27.7 million barrels in the second quarter, and was 52.9 million barrels for the first six months of 2000, an increase of 3.3%. Worldwide beer volume is comprised of domestic volume and international volume. Domestic volume represents Anheuser-Busch beer produced and shipped within the United States. International volume represents exports from the company's U.S. breweries to markets around the world, plus Anheuser-Busch brands produced overseas by company-owned breweries and under license and contract brewing agreements.

    Total volume, which combines equity volume (representing the company's share of its foreign equity partner's volume) with worldwide Anheuser-Busch brand volume, was 31.9 million barrels, up 3.2% in the second quarter and
60.5 million barrels, up

2.9% for the first six months. Normalized to exclude 1999 volume related to Anheuser-Busch's previously held equity stake in Antarctica, equity partner volume increased 2.3% in the second quarter and 4.1% for the first six months of 2000. Normalized total volume increased 3.6% in the second quarter and 3.4% for the first six months of 2000 versus comparable periods last year.

    The company's domestic market share (excluding exports) for the first six months of 2000 was 47.6%, an increase of 1.0 percentage point over 1999 market share of 46.6%. Including exports, the company's share of U.S. shipments was 47.3% versus 46.3% for the first six months of 1999. Domestic market share and share of U.S. shipments are determined based on industry sales estimates provided by the Beer Institute.

      International beer volume (excluding Modelo) was essentially even in the second quarter compared to prior year, and grew 3.6% for the first six months of 2000. International beer operations experienced solid volume growth in Canada and China.

      Cost of products and services was $2.0 billion and $3.8 billion, respectively, for the second quarter and first six months of 2000, reflecting increases of $109.5 million, or 5.9%, for the second quarter and $177.0 million, or 4.9% for the first six months compared to 1999.

      The increases in cost of products and services are principally due to higher domestic beer volume and increased costs associated with the company's can manufacturing and commodity aluminum recycling businesses. Gross profit as a percentage of net sales was 39.6% for the second quarter and 38.2% for the first six months of 2000, increasing 10 and 20 basis points, respectively, versus comparable periods in 1999.

      Marketing, distribution and administrative expenses for the second quarter 2000 were $543.4 million, an increase of $21.8 million, or 4.2%. For the first six months of 2000, these expenses were $993.4 million, an increase of $35.3 million, or 3.7% compared with 1999. The increase in these expenses in 2000 is due to higher marketing and administrative costs for the domestic beer segment and higher one-time marketing costs for the entertainment segment related to the opening of the Discovery Cove park, partially offset by lower international beer marketing expenses in Japan due to the conversion of the company's joint venture into an exclusive licensing agreement effective January 1, 2000.

      Operating income grew $53.6 million, or 7.7%, in the first quarter and $99.2 million, or 8.1%, for the first six months versus the comparable periods in 1999. These increases are primarily due to the domestic beer segment's strong performance.

      International beer segment net income increased 30.9% in the second quarter and 38.7% for the first six months of 2000, due to a strong performance by Grupo Modelo and improved operating results. International beer operating profits, excluding Modelo, improved, reflecting volume gains in Canada and China and lower costs in Japan due to the conversion of the joint venture into a licensing agreement.

      Packaging segment operating profits were down $15.7 million, or 33.9%, for the second quarter and $34.3 million, or 47.1%, for the first six months compared to 1999, reflecting continuing lower pricing on Metal Container's beer and soft drink can sales, and the first quarter adjustment to correct prior year accounting errors at the company's label manufacturing business in Clarksville, Tennessee.

      Entertainment segment operating results, excluding start-up costs associated with the new Discovery Cove park, improved in the second quarter due primarily to strong attendance in the Florida market.

      Net interest cost (interest expense less interest income) was $90.6 million for the second quarter and $177.0 million for the first six months of 2000. This represents increases of $12.3 million, or 15.7% and $23.8 million, or 15.5%, compared to the corresponding periods in 1999. The increases in net interest cost are due to higher average debt balances outstanding combined with higher interest rates compared to last year.

      Interest capitalized increased $4.1 million and $7.7 million for the second quarter and first six months of 2000, to $8.3 million and $15.2 million, respectively, due to higher average construction-in-progress balances and higher interest rates compared to 1999.

      Other income/expense, net includes numerous items of a nonoperating nature which do not have a material impact on the company's consolidated results of operations, either individually or in the aggregate.

      Net income increased $46.7 million, or 10.8%, for the second quarter, and increased $77.9 million, or 10.4%, for the first six months of 2000. Diluted earnings per share for the second quarter 2000 were $1.04, an increase of 15.6% versus second quarter 1999. Diluted earnings per share for the first six months of 2000 were $1.80, an increase of 15.4% versus the same period last year.

      Earnings per share growth is due primarily to increased domestic beer sales volume, higher domestic revenue per barrel and the strong performance from the company's 50% ownership in Grupo Modelo. Earnings per share benefited from the company's ongoing share repurchase program. The company has repurchased over 10 million shares through the first six months of 2000.

LIQUIDITY AND FINANCIAL CONDITION
---------------------------------

      Cash and marketable securities at June 30, 2000 were $172.0 million, representing increases of $38.5 million from June 30, 1999 and $19.9 million from December 31, 1999 levels. The principal source of the company's cash flow is cash generated by operations. Issuance of debt provided additional sources of cash during the twelve-month period ended June 30, 2000. Principal uses of cash are capital expenditures, share repurchases and dividends. See the Consolidated Statement of Cash Flows for detailed information.

      Total debt increased $399.4 million during the twelve month period ended June 30, 2000. The following outlines the change in debt during this period:

    Debt Issuances ... $973.3 million, comprised of the following:
    --------------

         -  $546.8 million of commercial paper (5.85% weighted average rate)
         - $400.0 million of long-term notes ($200 million at 7.5% fixed rate; $200 million at floating rate)
         - $26.5 million of industrial development revenue bonds (various fixed rates)

    Debt Reduction ... $573.9 million, comprised of the following:
    --------------

         -  $262.4 million of dual-currency notes (floating rate)
         -  $250.0 million of long-term notes (8.75% fixed rate)
         -  $38.3 million of ESOP debt (8.25% fixed rate)
         -  $15.0 million of medium-term notes (7.78% weighted average rate)
         - $8.2 million of other miscellaneous reductions (various fixed rates)

    In June 2000, the company registered an additional $510 million in long-term debt with the U. S. Securities and Exchange Commission which increased total registered debt available for issuance to $1.0 billion as of June 30, 2000.

      At June 30, 2000, $1.23 billion of commercial paper borrowings were outstanding, an increase of $546.8 million compared to the balance at June 30, 1999, and level with the balance at December 31, 1999.

      Effective June 30, 2000, the company entered into a new $2 billion revolving credit agreement expiring in 2005. Commercial paper debt up to $2 billion is classified as long-term as it is maintained on a long-term basis with support provided by the revolving credit agreement. Any commercial paper in excess of $2 billion would be classified as short-term debt.

      Capital expenditures during the second quarter 2000 were $262.1 million compared to $216.4 million for the second quarter 1999, and $541.6 million for the first six months of 2000, versus $400.8 million in 1999.

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

                         PART II - OTHER INFORMATION

ITEM 5:     OTHER INFORMATION

On July 26, 2000, the Board of Directors approved the following:

(1) A 10% increase in the regular quarterly dividend, to $.33 per share from $.30 on a pre-split basis. The $.03 increase in the quarterly dividend compares to annual increases in the quarterly rate of $.02 since 1992. The new $.33 quarterly dividend rate is payable on September 11, 2000 to shareholders of record on August 9, 2000.

(2) A two-for-one common stock split, effective for shareholders of record on August 17, 2000. Certificates for one additional share of Anheuser-Busch common stock for each share held at the record date will be distributed to shareholders September 18, 2000. Shares distributed for the stock split will not participate in the dividend to be paid on September 11, 2000.

    Presented below are pro forma diluted earnings per share, giving retroactive effect for the two-for-one split for the periods presented.

                                    2nd quarter              Six months
                                   ended June 30,          ended June 30,
                                   --------------          --------------
                                   2000     1999           2000     1999
                                   ----     ----           ----     ----
    Diluted Earnings Per Share     $.52     $.45           $.90     $.78
                                   ====     ====           ====     ====

Labor Negotiations
------------------

      There has been no material change in the status of the company's labor negotiations with the Teamsters since the previous SEC Form 10-Q filed May 12, 2000.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits
           --------

      12 - Ratio of Earnings to Fixed Charges

      27 - Financial Data Schedule

      99 - Effect of Stock Split on the Shares of Common Stock Registered on
           Form S-8

      (b)   Reports on Form 8-K
            -------------------

            No reports on Form 8-K were filed during the three month period ending June 30, 2000.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ANHEUSER-BUSCH COMPANIES, INC.
                                  (Registrant)


                                  /s/ W. Randolph Baker
                                  --------------------------------------------
                                  W. Randolph Baker
                                  Vice President and Chief Financial Officer
                                  (Chief Financial Officer)
                                  August 10, 2000



                                  /s/ John F. Kelly
                                  --------------------------------------------
                                  John F. Kelly
                                  Vice President and Controller
                                  (Chief Accounting Officer)
                                  August  10, 2000