Form 10-K/A
period 1999-12-31
ANHEUSER BUSCH COMPANIES INC
filed 2000-09-25
CIK 310569

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K/A

                                  (AMENDMENT 2)

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

       $1 PAR VALUE COMMON STOCK 452,656,492 SHARES AS OF MARCH 8, 2000

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Annual Report to Shareholders for
  the Year Ended December 31, 1999...........  PART I, PART II, and PART IV

Portions of Definitive Proxy Statement for
  Annual Meeting of Shareholders on April 26,
  2000.......................................  PART III
========================================================================


Item 14 on pages 9 through 11 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1999 is amended by the addition of the following exhibits:



  Exhibit 23.2 -Consent of Independent Accountants

  Exhibit 23.3 -Consent of Independent Accountants

  Exhibit 23.4 -Consent of Independent Accountants

  Exhibit 99.2 -Form 11-K, Annual Report of the Anheuser-Busch Deferred Income
                Stock Purchase and Savings Plan for the fiscal year ended March 31, 2000.

  Exhibit 99.3 -Form 11-K, Annual Report of the Anheuser-Busch Deferred Income
                Stock Purchase and Savings Plan (For Employees covered by a Collective Bargaining Agreement) for the fiscal year ended March 31, 2000.

  Exhibit 99.4 -Form 11-K, Annual Report of the Anheuser-Busch Deferred Income
                Stock Purchase and Savings Plan (For Certain Hourly Employees of Anheuser-Busch Companies, Inc. and its Subsidiaries) for the fiscal year ended March 31, 2000.

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

Date: September 25, 2000

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

<F*>  August A. Busch III         Chairman of the Board and President and     September 25, 2000
-----------------------------     Director (Principal Executive Officer)
(August A. Busch III)

<F*>  W. Randolph Baker           Vice President and Chief Financial          September 25, 2000
-----------------------------     Officer (Principal Financial Officer)
(W. Randolph Baker)

<F*>  John F. Kelly               Vice President and Controller               September 25, 2000
-----------------------------     (Principal Accounting Officer)
(John F. Kelly)

<F*>  Bernard A. Edison           Director                                    September 25, 2000
-----------------------------
(Bernard A. Edison)

<F*>  Carlos Fernandez G.         Director                                    September 25, 2000
-----------------------------
(Carlos Fernandez G.)

<F*>  John E. Jacob               Director                                    September 25, 2000
-----------------------------
(John E. Jacob)

<F*>  James R. Jones              Director                                    September 25, 2000
-----------------------------
(James R. Jones)

<F*>  Charles F. Knight           Director                                    September 25, 2000
-----------------------------
(Charles F. Knight)

<F*>                              Director                                    September 25, 2000
-----------------------------
(Vernon R. Loucks, Jr.)

<F*>  Vilma S. Martinez           Director                                    September 25, 2000
-----------------------------
(Vilma S. Martinez)


<F*>  James B. Orthwein           Director                                    September 25, 2000
-----------------------------
(James B. Orthwein)

<F*>  William Porter Payne        Director                                    September 25, 2000
-----------------------------
(William Porter Payne)

<F*>  Joyce M. Roche              Director                                    September 25, 2000
-----------------------------
(Joyce M. Roche)

                                  Director                                    September 25, 2000
-----------------------------
(Patrick T. Stokes)

<F*>  Andrew C. Taylor            Director                                    September 25, 2000
-----------------------------
(Andrew C. Taylor)

<F*>  Douglas A. Warner III       Director                                    September 25, 2000
-----------------------------
(Douglas A. Warner III)

<F*>  Edward E. Whitacre, Jr.     Director                                    September 25, 2000
-----------------------------
(Edward E. Whitacre, Jr.)


<F*> JOBETH G. BROWN
-----------------------------     September 25, 2000
JoBeth G. Brown
Attorney in Fact

                              EXHIBIT INDEX


Exhibit 23.2 -Consent of Independent Accountants

Exhibit 23.3 -Consent of Independent Accountants

Exhibit 23.4 -Consent of Independent Accountants

Exhibit 99.2 -Form 11-K, Annual Report of the Anheuser-Busch
              Deferred Income Stock Purchase and Savings Plan for the fiscal year ended March 31, 2000.

Exhibit 99.3 -Form 11-K, Annual Report of the Anheuser-Busch
              Deferred Income Stock Purchase and Savings Plan (For Employees Covered by a Collective Bargaining Agreement) for the fiscal year ended March 31, 2000.

Exhibit 99.4 -Form 11-K, Annual Report of the Anheuser-Busch
              Deferred Income Stock Purchase and Savings Plan (For Certain Hourly Employees of Anheuser-Busch Companies, Inc. and its Subsidiaries) for the fiscal year ended March 31, 2000.