Form 10-Q
period 2000-09-30
ANHEUSER BUSCH COMPANIES INC
filed 2000-11-09
CIK 310569

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


                    For Quarter Ended September 30, 2000


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

$1 Par Value Common Stock - 902,042,595 shares as of September 30, 2000

CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)

                                                 Third Quarter Ended        Nine Months Ended
                                                      Sept. 30,                 Sept. 30,
                                               ----------------------     ----------------------
(In millions, except per share data)             2000         1999          2000         1999
------------------------------------------------------------------------------------------------
Sales                                          $ 3,942.2    $3,765.2      $11,040.7   $10,523.2
   Less excise taxes                              (544.4)     (542.9)      (1,565.5)   (1,535.0)
                                               -------------------------------------------------
Net sales                                        3,397.8     3,222.3        9,475.2     8,988.2
   Cost of products and services                (2,009.7)   (1,905.5)      (5,763.3)   (5,482.1)
                                               -------------------------------------------------
Gross profit                                     1,388.1     1,316.8        3,711.9     3,506.1
   Marketing, distribution and
     administrative expenses                      (574.8)     (575.2)      (1,568.2)   (1,533.3)
                                               -------------------------------------------------
Operating income                                   813.3       741.6        2,143.7     1,972.8
   Interest expense                                (85.5)      (76.3)        (262.9)     (231.3)
   Interest capitalized                              9.0         4.2           24.2        11.7
   Interest income                                   0.4         1.7            0.8         3.5
   Other income/(expense), net                       1.8         0.2            4.9        (4.1)
                                               -------------------------------------------------
Income before income taxes                         739.0       671.4        1,910.7     1,752.6
Provision for income taxes                        (280.9)     (255.2)        (726.1)     (666.0)
Equity income, net of tax                           56.4        45.3          157.9       125.0
                                               -------------------------------------------------
Net income                                         514.5       461.5        1,342.5     1,211.6
Retained earnings, beginning of period           9,736.6     8,805.5        9,181.2     8,320.7
Common stock dividends (per share:
  3rd quarter,2000--$.165; 1999--$.15;
  nine months, 2000--$.465; 1999--$.43)           (149.4)     (140.2)        (422.0)     (405.5)
                                               -------------------------------------------------
Retained earnings, end of period               $10,101.7    $9,126.8      $10,101.7   $ 9,126.8
                                               =================================================
Basic earnings per share                       $     .57    $    .49      $    1.48   $    1.29
                                               =================================================
Diluted earnings per share                     $     .56    $    .49      $    1.46   $    1.27
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

2.  BUSINESS SEGMENT INFORMATION FOR THE THIRD QUARTER ENDED
    SEPTEMBER 30, 2000 ($ In Millions):

---------------------------------------------------------------------------------------------------------------------
2000                   Domestic Beer    Int'l Beer    Packaging    Entertain.   Other    Corp. & Elims.   Consol.
---------------------------------------------------------------------------------------------------------------------
Gross Sales               $3,069.5        173.7         545.2         336.8     37.2        (220.2)       $3,942.2
---------------------------------------------------------------------------------------------------------------------
Net Sales:
- Intersegment                  --           --        $216.2            --      4.0        (220.2)       $     --
- External                $2,552.6        146.2         329.0         336.8     33.2            --        $3,397.8
---------------------------------------------------------------------------------------------------------------------
Income Before
Income Taxes              $  702.9         14.7          38.8         106.4      8.5        (132.3)       $  739.0
---------------------------------------------------------------------------------------------------------------------
Equity Income,
Net of Tax                      --       $ 56.4            --            --       --            --        $   56.4
---------------------------------------------------------------------------------------------------------------------
Net Income                $  435.8         65.6          24.1          66.0      5.2         (82.2)       $  514.5
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
1999                   Domestic Beer    Int'l Beer    Packaging    Entertain.   Other    Corp. & Elims.   Consol.
---------------------------------------------------------------------------------------------------------------------
Gross Sales               $2,914.3        209.1         523.7         306.5     33.5        (221.9)       $3,765.2
---------------------------------------------------------------------------------------------------------------------
Net Sales:
- Intersegment                  --           --        $216.1            --      5.8        (221.9)       $     --
- External                $2,410.8        169.7         307.6         306.5     27.7            --        $3,222.3
---------------------------------------------------------------------------------------------------------------------
Income Before
Income Taxes              $  639.3         (4.3)         47.5         105.1      5.8        (122.0)       $  671.4
---------------------------------------------------------------------------------------------------------------------
Equity Income,
Net of Tax                      --       $ 45.3            --            --       --            --        $   45.3
---------------------------------------------------------------------------------------------------------------------
Net Income                $  396.4         42.6          29.4          65.2      3.6         (75.7)       $  461.5
---------------------------------------------------------------------------------------------------------------------

NOTE: 1999 segment results have been updated to reflect a change in allocation method for certain Corporate support costs.


    BUSINESS SEGMENT INFORMATION FOR THE NINE MONTHS ENDED
    SEPTEMBER 30, 2000 ($ In Millions):

---------------------------------------------------------------------------------------------------------------------
2000                   Domestic Beer    Int'l Beer    Packaging    Entertain.   Other    Corp. & Elims.   Consol.
---------------------------------------------------------------------------------------------------------------------
Gross Sales               $8,836.8         484.9      1,559.8         700.0     94.5        (635.3)      $11,040.7
---------------------------------------------------------------------------------------------------------------------
Net Sales:
- Intersegment                  --            --     $  614.7            --     20.6        (635.3)      $      --
- External                $7,346.8         409.4        945.1         700.0     73.9            --       $ 9,475.2
---------------------------------------------------------------------------------------------------------------------
Income Before
Income Taxes              $2,052.6          35.9         77.4         131.1     13.6        (399.9)      $ 1,910.7
---------------------------------------------------------------------------------------------------------------------
Equity Income,
Net of Tax                      --        $157.9           --            --       --            --       $   157.9
---------------------------------------------------------------------------------------------------------------------
Net Income                $1,272.6         180.2         48.0          81.3      8.4        (248.0)      $ 1,342.5
--------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
1999                   Domestic Beer    Int'l Beer    Packaging    Entertain.   Other    Corp. & Elims.   Consol.
---------------------------------------------------------------------------------------------------------------------
Gross Sales               $8,394.9         550.5      1,473.7         646.1     91.6        (633.6)      $10,523.2
---------------------------------------------------------------------------------------------------------------------
Net Sales:
- Intersegment                  --            --     $  613.0            --     20.6        (633.6)      $      --
- External                $6,954.2         456.2        860.7         646.1     71.0            --       $ 8,988.2
---------------------------------------------------------------------------------------------------------------------
Income Before
Income Taxes              $1,854.5           0.3        120.4         139.3     11.2        (373.1)      $ 1,752.6
---------------------------------------------------------------------------------------------------------------------
Equity Income,
Net of Tax                      --        $125.0           --            --       --            --       $   125.0
---------------------------------------------------------------------------------------------------------------------
Net Income                $1,149.8         125.2         74.6          86.4      6.9        (231.3)      $ 1,211.6
---------------------------------------------------------------------------------------------------------------------

NOTE: 1999 segment results have been updated to reflect a change in allocation method for certain Corporate support costs.

3.  EARNINGS PER SHARE

    Earnings per share are computed by dividing net income by weighted average common shares outstanding for the period. Weighted average common shares outstanding for the quarter and nine months ended September 30, are (millions of shares):

                                         Third Quarter       Year-To-Date
                                        --------------    -----------------
                                        2000     1999      2000      1999
                                        -----    -----    -------   -------
Basic weighted average shares
  outstanding                           904.5    934.4      907.0     942.8
                                        =====    =====    =======   =======
Diluted weighted average shares
  outstanding                           917.5    948.9      919.5     957.8
                                        =====    =====    =======   =======

4.  COMPREHENSIVE INCOME

                 Quarter and Nine Months Ended September 30, ($ in millions)
----------------------------------------------------------------------------
                                         Third Quarter       Year-To-Date
                                        --------------    -----------------
                                        2000     1999      2000      1999
                                        -----    -----    -------   -------
Net income                              514.5    461.5    1,342.5   1,211.6

Foreign currency translation
  adjustment                             68.8     31.0      (12.7)     53.8
                                        -----    -----    -------   -------
Comprehensive income                    583.3    492.5    1,329.8   1,265.4
                                        =====    =====    =======   =======

CONSOLIDATED BALANCE SHEET

Anheuser-Busch Companies, Inc., and Subsidiaries

                                                            Unaudited
                                                            Sept. 30,      Dec. 31,
                                                            ---------      ---------
(In millions)                                                 2000           1999
------------------------------------------------------------------------------------
Assets
Current Assets:
   Cash and marketable securities                           $   134.9      $   152.1
   Receivables, less allowance for
      doubtful accounts                                         720.8          629.0
   Inventories:
      Raw materials and supplies                                322.1          378.2
      Work in progress                                           83.3           84.7
      Finished goods                                            183.0          160.9
         Total inventories                                      588.4          623.8
      Other current assets                                      178.5          195.7
                                                            ---------      ---------
         Total current assets                                 1,622.6        1,600.6

Investments in affiliated companies                           2,179.2        2,012.5
Investments and other assets                                  1,070.3        1,062.7
Plant and equipment, net                                      8,168.6        7,964.6
                                                            ---------      ---------
      Total Assets                                          $13,040.7      $12,640.4
                                                            =========      =========

Liabilities and Shareholders Equity
Current Liabilities:
   Accounts payable                                         $   927.4      $   932.6
   Short-term debt                                                 --          242.3
   Accrued salaries, wages and benefits                         254.3          248.3
   Accrued taxes                                                215.5          164.2
   Other current liabilities                                    347.7          363.6
                                                            ---------      ---------
      Total current liabilities                               1,744.9        1,951.0
                                                            ---------      ---------
Postretirement benefits                                         493.9          506.4
                                                            ---------      ---------
Long-term debt                                                5,304.7        4,880.6
                                                            ---------      ---------
Deferred income taxes                                         1,365.7        1,344.7
                                                            ---------      ---------
Other long-term liabilities                                      40.6           36.2
                                                            ---------      ---------
Shareholders Equity:
   Common stock                                               1,438.3          716.1
   Capital in excess of par value                               654.2        1,241.0
   Retained earnings                                         10,101.7        9,181.2
   Accumulated other comprehensive income:
      Foreign currency translation
        adjustment                                             (187.7)        (175.0)
                                                            ---------      ---------
                                                             12,006.5       10,963.3
Treasury stock, at cost                                      (7,743.4)      (6,831.3)
   ESOP debt guarantee                                         (172.2)        (210.5)
                                                            ---------      ---------
                                                              4,090.9        3,921.5
                                                            ---------      ---------
Commitments and Contingencies                                      --             --
                                                            ---------      ---------
   Total Liabilities and Shareholders
     Equity                                                 $13,040.7      $12,640.4
                                                            =========      =========

CONSOLIDATED STATEMENT OF CASH FLOWS

Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)

                                                         Nine months ended Sept. 30,
                                                         ---------------------------
(In millions)                                                  2000           1999
------------------------------------------------------------------------------------
Cash Flow from Operating Activities:
   Net income                                                $1,342.5       $1,211.6
   Adjustments to reconcile net income to cash
      provided by operating activities:
         Depreciation and amortization                          591.1          571.6
         Deferred income taxes                                   21.0           53.8
         Undistributed earnings of affiliated companies        (143.0)        (123.1)
         Other, net                                              33.5            7.9
                                                             --------       --------
   Operating cash flow before change in working
      capital                                                 1,845.1        1,721.8
      Increase in working capital                                (3.0)         (44.9)
                                                             --------       --------
   Cash provided by operating activities                      1,842.1        1,676.9
                                                             --------       --------
Cash Flow from Investing Activities:
   Capital expenditures                                        (794.5)        (610.4)
   New business acquisitions                                    (42.9)            --
   Proceeds from sale of business                                  --           59.6
                                                             --------       --------
   Cash used for investing activities                          (837.4)        (550.8)
                                                             --------       --------
Cash Flow from Financing Activities:
   Increase in long-term debt                                   403.1          344.5
   Decrease in long-term debt                                  (183.0)        (191.6)
   Dividends paid to stockholders                              (422.0)        (405.5)
   Acquisition of treasury stock                               (912.1)      (1,031.5)
   Shares issued under stock plans                               92.1           64.9
                                                             --------       --------
   Cash used for financing activities                        (1,021.9)      (1,219.2)
                                                             --------       --------
   Net decrease in cash and marketable
      securities during the period                              (17.2)         (93.1)
   Cash and marketable securities, beginning of
      period                                                    152.1          224.8
                                                             --------       --------
   Cash and marketable securities, end of period             $  134.9       $  131.7
                                                             ========       ========

A more complete understanding of the company's financial position and business can be gained by reference to the Anheuser-Busch Companies, Inc. Annual Report on Form 10-K for the year ended December 31, 1999.

Item 2.  Management's Discussion and Analysis of Operations and Financial
         Condition

INTRODUCTION
------------

    This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of Anheuser-Busch Companies, Inc. for the third quarter and nine months ended September 30, 2000, compared to the third quarter and nine months ended September 30, 1999, and the year ended December 31, 1999. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in the company's Annual Report to Shareholders for the year ended December 31, 1999.

    This discussion contains statements regarding the company's expectations concerning its future operations, earnings and prospects. These statements are forward-looking statements that involve significant risks and uncertainties, and accordingly, no assurances can be given that such expectations will be correct. These expectations are based upon many assumptions that the company believes to be reasonable, but such assumptions may ultimately prove to be inaccurate or incomplete, in whole or in part. Important factors that could cause actual results to differ (favorably or unfavorably) from the expectations stated in this discussion include, among others, changes in the pricing environment for the company's products; changes in domestic demand for malt beverage products; changes in customer preference for the company's malt beverage products; regulatory or legislative changes; changes in raw materials prices; changes in interest rates; changes in foreign currency exchange rates; changes in attendance and consumer spending patterns for the company's theme park operations; changes in demand for aluminum beverage containers; changes in the company's international beer business or in the beer business of the company's international equity partner; and the effect of stock market conditions on the company's share repurchase program. The company disclaims any obligation to update any of these forward-looking statements. If the company determines to update any forward-looking statement, it will do so publicly. No private statements by the company or its personnel should be interpreted as updating the forward-looking statements.

THIRD QUARTER AND NINE MONTHS OF 2000 FINANCIAL RESULTS
-------------------------------------------------------
    Key operating results for the third quarter and nine months of 2000 versus the comparable periods in 1999 are summarized in the following tables.

-----------------------------------------------------------------------------
                               Third Quarter (in millions, except per share)
                              -----------------------------------------------
                                2000       1999         2000 vs. 1999
                              -----------------------------------------------
                                                        $             %
                                                    -------------------------
Gross Sales                    $3,942     $3,765     Up $177       Up 4.7%
Net Sales                      $3,398     $3,222     Up $176       Up 5.4%
Operating Income               $  813     $  742      Up $71       Up 9.7%
Equity Income, Net of Tax      $   56     $   45      Up $11      Up 24.2%
Net Income                     $  515     $  462      Up $53      Up 11.5%
Diluted Earnings per Share     $  .56     $  .49     Up $.07      Up 14.3%<F1>
-----------------------------------------------------------------------------

<F1> Third quarter 1999 earnings per share is reported as $.49 versus $.485, after adjusting for the two-for-one stock split in September 2000.

-----------------------------------------------------------------------------
                               Nine Months Ended September 30 (in millions,
                                             except per share)
                              -----------------------------------------------
                                2000       1999         2000 vs. 1999
                              -----------------------------------------------
                                                        $            %
                                                    -------------------------
Gross Sales                   $11,041    $10,523     Up $518       Up 4.9%
Net Sales                     $ 9,475    $ 8,988     Up $487       Up 5.4%
Operating Income              $ 2,144    $ 1,973     Up $171       Up 8.7%
Equity Income, Net of Tax     $   158    $   125      Up $33      Up 26.2%
Net Income                    $ 1,343    $ 1,212     Up $131      Up 10.8%
Diluted Earnings per Share    $  1.46    $  1.27     Up $.19      Up 15.0%
-----------------------------------------------------------------------------

    The third quarter 2000 is the eighth consecutive quarter of solid double-digit earnings per share growth for Anheuser-Busch. The company has the leading brand portfolio in the industry which combined with marketing, sales and distribution strengths allow it to capitalize on significantly improved domestic industry fundamentals. As a result, accelerated growth in revenue per barrel and strong unit volume growth in domestic beer operations generated record sales and earnings for the company.

    For 2000, Anheuser-Busch expects earnings per share growth of approximately 15%, consistent with year-to-date results. Longer term, the company is confident in its ability to consistently achieve its double-digit earnings per share growth objective with a 12% target for 2001.

RESULTS OF OPERATIONS
---------------------

    Anheuser-Busch achieved gross sales of $3.9 billion and $11.0 billion, and net sales of $3.4 billion and $9.5 billion, respectively, in the third quarter and nine months of 2000. These amounts represent gross sales increases over 1999 of $177.0 million, or

4.7%, for the third quarter and $517.5 million, or 4.9%, for the first nine months. Net sales increased over the same periods by $175.5 million and $487.0 million, respectively, both up 5.4%. The difference between gross sales and net sales reflects beer excise taxes paid by the company on its products.

    The increases in both gross and net sales were primarily due to higher domestic beer sales volume combined with increased domestic revenue per barrel. Domestic beer sales to wholesalers were 75.8 million barrels, an increase of 3.1% for the nine months of 2000, reflecting strong underlying retail demand led by Bud Light, which continues to grow at a double-digit pace.

    Domestic revenue per barrel grew over 3% in the third quarter 2000 and is up 2.5% for the nine months, compared to the same periods last year. Strong revenue per barrel growth in the third quarter reflects improved industry fundamentals and the company's strategy to focus on beer profit margin growth.

    Domestic beer sales-to-wholesalers increased 2.7% for the third quarter and 3.1% for the nine months of 2000. Domestic sales-to-retailers volume was up 1.7% for the third quarter and 3.1% for the nine months of 2000, compared to the same periods last year. As previously communicated, third quarter 2000 sales-to-retailers results were negatively impacted by the timing of the 4th of July holiday which shifted volume from July to June. Normalized for this timing impact, third quarter sales-to-retailer volume increased 2.7% versus the third quarter last year.

    The strong domestic beer industry environment continues to support select price increases and additional discount reductions. Further discount reductions were realized in the third quarter and the company implemented the first stage of its planned revenue enhancement strategy for 2001 at the beginning of October. Selected price increases and discount reductions have been put into effect in markets representing 40% of the company's domestic volume. These revenue enhancement initiatives are being tailored to specific markets, brands and packages. Although in the early stages, preliminary results are once again encouraging. The second stage of revenue enhancement initiatives is expected to occur in the first quarter 2001.

      The company's beer volume information is summarized in the following table:

------------------------------------------------------------------------------------------------
                         Reported Beer Volume (millions of barrels)
------------------------------------------------------------------------------------------------
                                                                     Nine Months Ended
                                        Third Quarter                   September 30
                                   ------------------------      --------------------------
                                              vs. 1999                        vs. 1999
                                          -----------------              ------------------
                                  2000    Barrels      %         2000    Barrels       %
                                  ----    -------   -------      ----    -------    -------
Domestic                          26.3    Up 0.7    Up 2.7%      75.8    Up 2.3     Up 3.1%
International                      2.0    Up .05    Up 2.7%       5.4    Up 0.2     Up 3.2%
                                  ----    ------    -------      ----    ------     -------
   Worldwide-AB Brands            28.3    Up 0.8    Up 2.7%      81.2    Up 2.5     Up 3.1%
Int'l Equity Partner Brands        4.3    Up 0.3    Up 7.8%      11.9    Up 0.3     Up 2.4% <F1>
                                  ----    ------    -------      ----    ------     -------
   Total Brands                   32.6    Up 1.1    Up 3.4%      93.1    Up 2.8     Up 3.0% <F1>
                                  ====    ======    =======      ====    ======     =======
------------------------------------------------------------------------------------------------

<F1> Normalized to exclude 1999 volume related to Anheuser-Busch's previously held equity stake in Antarctica, Equity Partner volume increased 5.4% for the nine months of 2000. Normalized Total Brands volume increased 3.4% for the nine months of 2000 versus the same period last year.

    Worldwide Anheuser-Busch beer sales volume grew 2.7% to 28.3 million barrels in the third quarter and was 81.2 million barrels, up 3.1% for the nine months of 2000, compared to the same periods last year. Worldwide beer volume is comprised of domestic volume and international volume. Domestic volume represents Anheuser-Busch beer produced and shipped within the United States. International volume represents exports from the company's U.S. breweries to markets around the world, plus Anheuser-Busch brands produced overseas by company-owned breweries and under license and contract brewing agreements.

    Total volume, which combines equity volume (representing the company's share of its foreign equity partner's volume) with worldwide Anheuser-Busch brand volume, was 32.6 million barrels, up 3.4% in the third quarter and 93.1 million barrels, up 3.0% for the nine months. Normalized to exclude 1999 volume related to Anheuser-Busch's previously held equity stake in Antarctica, Equity Partner volume increased 5.4% for the nine months of 2000. Normalized Total Volume increased 3.4% for the nine months of 2000 versus the comparable period last year.

    The company's domestic market share (excluding exports) for the nine months of 2000 was 47.9%, an increase of .7 percentage point over 1999 market share of 47.2%. Including exports, the company's share of U.S. shipments was 47.7% versus 47.0% for the nine months of 1999. Domestic market share and share of U.S. shipments are determined based on industry sales estimates provided by the Beer Institute.

    International beer volume (excluding Modelo) was up 2.7% in the third quarter 2000 compared to prior year, and grew 3.2% for the nine months of 2000, due primarily to solid volume growth in Canada and China.

    Cost of products and services was $2.0 billion and $5.8 billion, respectively, for the third quarter and nine months of 2000, reflecting increases of $104.2 million, or 5.5%, for the third quarter and $281.2 million, or 5.1% for the nine months compared to 1999.

    The increases in cost of products and services are principally due to costs associated with higher domestic beer volume and increased costs at the company's entertainment, can manufacturing and commodity aluminum recycling businesses. Gross profit as a percentage of net sales was 40.9% for the third quarter and 39.2% for the nine months of 2000. For the nine months, the consolidated gross margin increased 20 basis points compared to the same period last year.

    Marketing, distribution and administrative expenses for the third quarter 2000 were $574.8 million, essentially even with third quarter 1999. For the nine months of 2000, these expenses were $1.57 billion, an increase of $34.9 million, or 2.3% compared with 1999. The year-to-date increase in these expenses in 2000 is due to higher marketing and administrative costs for the domestic beer segment and higher one-time marketing costs for the entertainment segment related to the opening of the Discovery Cove park, partially offset by lower international beer marketing expenses in Japan due to the conversion of the company's joint venture into an exclusive licensing agreement effective January 1, 2000.

    Operating income grew $71.7 million, or 9.7%, in the third quarter and $170.9 million, or 8.7%, for the nine months versus the comparable periods in 1999. These increases are primarily due to the domestic beer segment's strong performance, plus improved international beer operations performance.

    International beer segment net income increased 54.0% in the third quarter and 43.9% for the nine months of 2000, due to improved operating results and a strong performance by Grupo Modelo. International beer operating profits, excluding Modelo, improved on volume gains in Canada and China and lower costs in Japan due to the conversion of the joint venture into a licensing agreement.

    Packaging segment operating profits were down $8.7 million, or 18.3%, for the third quarter and down $43.0 million, or 35.7%, for the nine months compared to 1999, reflecting continuing lower pricing on Metal Container's beer and soft drink can sales, and the first quarter adjustment to correct prior year accounting errors at the company's label manufacturing business in Clarksville, Tennessee.

    Entertainment segment operating results, excluding start-up costs associated with the new Discovery Cove park, improved during the nine months due primarily to strong attendance in the Florida market. Discovery Cove began initial operations in July and results to date have been positive.

    Net interest cost (interest expense less interest income) was $85.1 million for the third quarter and $262.1 million for the nine months of 2000. This represents increases of $10.5 million, or 14.1%, and $34.3 million, or 15.1%, compared to the corresponding periods in 1999. The increases in net interest cost are primarily due to higher average debt balances outstanding compared to last year.

    Interest capitalized increased $4.8 million and $12.5 million for the third quarter and nine months of 2000, to $9.0 million and $24.2 million, respectively compared to 1999, due to higher average construction-in-progress balances related primarily to brewery capacity expansion projects.

    Other income/expense, net includes numerous items of a nonoperating nature which do not have a material impact on the company's consolidated results of operations, either individually or in the aggregate.

    Net income increased $53.0 million, or 11.5%, for the third quarter, and increased $130.9 million, or 10.8%, for the nine months of 2000. Diluted earnings per share for the third quarter 2000 were $.56, an increase of 14.3% versus third quarter 1999. Diluted earnings per share for the nine months of 2000 were $1.46, an increase of 15.0% versus the same period last year.

    Earnings per share growth is due primarily to increased domestic beer sales volume, higher domestic revenue per barrel and the strong performance from the company's international beer segment, including the company's 50% ownership in Grupo Modelo, Mexico's leading brewer. Earnings per share benefited from the company's ongoing share repurchase program. The company repurchased over 26 million shares through the nine months of 2000.

LIQUIDITY AND FINANCIAL CONDITION
---------------------------------

    Cash and marketable securities at September 30, 2000 were $134.9 million, representing an increase of $3.2 million from September 30, 1999 and a decrease of $17.2 million from December 31, 1999. The principal source of the company's cash flow is cash generated by operations. Issuance of debt provided additional sources of cash during the twelve-month period ended September 30, 2000. Principal uses of cash are capital expenditures, share repurchases and dividends. See the Consolidated Statement of Cash Flows for detailed information.

    Total debt increased $469.9 million during the twelve month period ended September 30, 2000. The following outlines the change in debt during this period:

Debt Issuances ... $1,046.4 million, comprised of the following:
--------------
               -- $620.2 million of commercial paper (6.05% weighted average rate)
               -- $400.0 million of long-term notes ($200 million at 7.5% fixed rate; $200 million at floating rate)

               -- $26.2 million of industrial development revenue bonds (various rates)

Debt Reduction ... $576.5 million, comprised of the following:
--------------
               --  $262.4 million of dual-currency notes (floating rate)
               --  $250.0 million of long-term notes (8.75% fixed rate)
               --  $38.3 million of ESOP debt (8.25% fixed rate)
               -- $15.0 million of medium-term notes (7.8% weighted average rate)
               -- $10.8 million of other miscellaneous reductions (various rates)

    In June 2000, the company registered an additional $510 million in long-term debt with the U.S. Securities and Exchange Commission.

    At September 30, 2000, $1.1 billion of commercial paper borrowings were outstanding, representing an increase of $620.2 million compared to the balance at September 30, 1999, and a decrease of $165.6 million compared to the balance at December 31, 1999. Outstanding commercial paper is classified as long-term as it is maintained on a long-term basis supported by the company's $2 billion revolving credit agreement. The borrowing limit on the revolving credit agreement was increased from $1 billion to $2 billion effective June 30, 2000.

    Capital expenditures during the third quarter 2000 were $252.9 million compared to $209.6 million for the third quarter 1999, and $794.5 million for the nine months of 2000, versus $610.4 million in 1999.

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

                         PART II - OTHER INFORMATION
                         ---------------------------

Item 5:  Other Information

Labor Negotiations
------------------

    On October 27, 2000 the company was notified by officials of the International Brotherhood of Teamsters that the last two local unions representing brewery employees have ratified the final offer which the company implemented more than two years ago. The offer requires that National Labor Relations Board charges and other court cases be resolved before the contract can be signed. The company and union representatives have met to discuss these matters.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits
         --------

    12 - Ratio of Earnings to Fixed Charges

    27 - Financial Data Schedule

    (b)  Reports on Form 8-K
         -------------------

         No reports on Form 8-K were filed during the three month period ending September 30, 2000.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ANHEUSER-BUSCH COMPANIES, INC.
                                  (Registrant)


                                  /s/  W. Randolph Baker
                                  ------------------------------------------
                                  W. Randolph Baker
                                  Vice President and Chief Financial Officer
                                  (Chief Financial Officer)
                                  November 9, 2000


                                  /s/ John F. Kelly
                                  ------------------------------------------
                                  John F. Kelly
                                  Vice President and Controller
                                  (Chief Accounting Officer)
                                  November 9, 2000