Form 10-K
period 2000-12-31
ANHEUSER BUSCH COMPANIES INC
filed 2001-03-29
CIK 310569

===============================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                              OR

            [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE TRANSITION PERIOD FROM              TO
                                                     ------------    ---------

                         COMMISSION FILE NUMBER 1-7823

                        ANHEUSER-BUSCH COMPANIES, INC.
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

                DELAWARE                                        43-1162835
    (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

  ONE BUSCH PLACE, ST. LOUIS, MISSOURI                             63118
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 314-577-2000

                           ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                             NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                                                   ON WHICH REGISTERED
        -------------------                                                  ----------------------
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

                      $38,782,498,869 AS OF FEBRUARY 28, 2001

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

       $1 PAR VALUE COMMON STOCK 897,348,540 SHARES AS OF MARCH 9, 2001

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of Annual Report to Shareholders for the Year
      Ended December 31, 2000...............................    PART I, PART II, and PART IV

    Portions of Definitive Proxy Statement for Annual
      Meeting of Shareholders on April 25, 2001.............    PART III and PART IV

===============================================================================

                                    PART I

ITEM 1. BUSINESS

    Anheuser-Busch Companies, Inc. (the "Company") is a Delaware corporation that was organized in 1979 as the holding company parent of Anheuser-Busch, Incorporated ("ABI"), a Missouri corporation whose origins date back to 1875. In addition to ABI, which is the world's largest brewer of beer, the Company is also the parent corporation to a number of subsidiaries that conduct various other business operations. The Company's operations are comprised of the following business segments: domestic beer, international beer, packaging, entertainment and other. Financial information with respect to the Company's business segments appears in Note 14, "Business Segments," on pages
54-55 of the 2000 Annual Report to Shareholders, which Note hereby is incorporated by reference.

    Domestic beer volume was 98.3 million barrels in 2000 as compared with 95.7 million barrels in 1999. Worldwide sales of the Company's beer brands aggregated 105.6 million barrels in 2000 as compared with 102.9 million barrels in 1999 and accounted for approximately 81% of the Company's consolidated net sales dollars in 2000, 82% in 1999 and 80% in 1998. Worldwide beer volume is comprised of domestic and international volume. Domestic volume represents Anheuser-Busch brands produced and shipped within the United States including Puerto Rico and the Caribbean. International volume represents Anheuser-Busch brands produced overseas by Company-owned breweries and under license and contract brewing agreements, plus exports from the Company's U.S. breweries to markets around the world. Total volume includes worldwide Anheuser-Busch brand volume combined with the Company's pro rata share of the volume of international equity partner, Grupo Modelo, S.A. de C.V. In 1999, total volume included the Company's pro rata share of the volume of international equity partner, Companhia Antarctica Paulista for the first six months. Total beer volume was 121.3 million barrels and 118.0 million barrels in 2000 and 1999, respectively.

DOMESTIC BEER OPERATIONS

    The Company's principal product is beer, produced and distributed by its subsidiary, ABI, in a variety of containers primarily under the brand names Budweiser, Bud Light, Bud Dry, Bud Ice, Bud Ice Light, Michelob, Michelob Light, Michelob Golden Draft, Michelob Golden Draft Light, Michelob Black & Tan Lager, Michelob Amber Bock, Michelob Honey Lager, Michelob Hefe-Weizen, Busch, Busch Light, Busch Ice, Natural Light, Natural Ice, King Cobra, Red Wolf Lager, ZiegenBock Amber, Hurricane Malt Liquor, Hurricane Ice, Pacific Ridge Ale, and Tequiza. ABI's products also include three non-alcohol malt beverages, O'Doul's, Busch NA, and O'Doul's Amber. During 2000 ABI introduced "Doc" Otis Lemon, "Doc" Otis Apple, Killarney's, Tequiza Extra and Michelob Marzen and discontinued Devon's Shandy, Rhumba, Tequiza Extra, Azteca, Michelob Pale Ale, Michelob Classic Dark, and Michelob Dry. The Company brews Kirin Light, Kirin Lager, and Kirin-Ichiban through a joint venture agreement with Kirin Brewing Company, Ltd. of Japan for sale in the United States. ABI owns a 26% equity interest in Seattle-based Redhook Ale Brewery, Inc. Through this alliance, Redhook products are distributed by many ABI wholesalers and exclusively by ABI wholesalers in all new U.S. markets entered by Redhook since 1994. ABI also owns a 36% interest in Portland-based Widmer Brothers Brewing Company. Widmer products are distributed by many ABI wholesalers and exclusively by ABI wholesalers in all new U.S. markets entered by Widmer since 1997.

    Budweiser, Bud Light, Bud Dry, Bud Ice, Bud Ice Light, Michelob, Michelob Light, Michelob Black & Tan Lager, Michelob Golden Draft, Michelob Golden Draft Light, Michelob Amber Bock, Michelob Honey Lager, Michelob Hefe-Weizen, Busch, Busch Light, Natural Light, Natural Ice, Red Wolf Lager, ZiegenBock Amber, Kirin-Ichiban, O'Doul's, O'Doul's Amber, "Doc" Otis Lemon, Killarney's, Widmer beer products, and Redhook Ales are sold in both draught and packaged form. Busch Ice, King Cobra, Michelob Marzen, Hurricane Malt Liquor, Tequiza, Hurricane Ice, Kirin Lager, Kirin Light, and Busch NA are sold only in packaged form. "Doc" Otis Apple and Pacific Ridge Ale are sold only in draught form.

    Budweiser, Bud Light, Bud Ice, Bud Ice Light, Michelob, Michelob Light, Michelob Amber Bock, Tequiza, Natural Light, Natural Ice, O'Doul's Amber, O'Doul's, "Doc" Otis Lemon, and Michelob Hefe-Weizen are distributed and sold on a nationwide basis. Busch, Busch Light, Michelob Honey Lager, and Redhook Ales are sold in 49 states; Michelob Marzen in 48 states; Michelob Black & Tan Lager in 47 states; Bud Dry in 46 states; King Cobra, Red Wolf Lager, and Busch NA in 45 states; Hurricane Malt Liquor, Killarney's and Kirin Lager in 43 states; Kirin-Ichiban in 42 states; Kirin Light in 27 states; Busch Ice in 22 states; Widmer beer products in 18 states; Michelob Golden Draft and Michelob Golden Draft Light in 9 states; "Doc" Otis Apple in 4 states; Pacific Ridge Ale in 2 states; Hurricane Ice and ZiegenBock Amber in 1 state.

    ABI has developed a system of twelve breweries, strategically located across the country, to economically serve its distribution system. (See Item 2 of Part I--Properties.) Ongoing modernization programs at the Company's breweries are part of ABI's overall strategic initiatives. By using controlled environment warehouses and stringent inventory monitoring policies, the quality and freshness of the product are protected, thus providing ABI a significant competitive advantage.

    During 2000 approximately 95% of the beer sold by ABI, measured in barrels, reached retail channels through nearly 700 independent wholesalers. ABI utilizes its regional vice-presidents, sales directors, key account and market managers, as well as certain other field sales personnel, to provide merchandising and sales assistance to its wholesalers. In addition, ABI provides national and local media advertising, point-of-sale advertising, and sales promotion programs to help stimulate sales. The remainder of ABI's domestic beer sales in 2000 were made through twelve branches which perform similar sales, merchandising, and delivery services as wholesalers in their respective areas; these branches are owned and operated by the Company or direct or indirect subsidiaries of the Company. ABI's peak selling periods are the second and third quarters.

    There are more than 100 companies engaged in the highly competitive brewing industry in the United States. ABI's domestic beers are distributed and sold in competition with other nationally distributed beers, with locally and regionally distributed beers and with imported beers. Although the methods of competition in the industry vary widely, in part due to differences in applicable state laws, the principal methods of competition are product quality, taste and freshness, packaging, price, advertising (including television, radio, sponsorships, billboards, stadium signs, and print media), point-of-sale materials, and service to retail customers (including the replacement of over-age products with fresh products at no cost to the retailer). ABI's beers compete in different price categories. Although all brands compete against the total market, Budweiser, Bud Light, Bud Dry, Bud Ice, Bud Ice Light, Michelob Golden Draft, and Michelob Golden Draft Light compete primarily with premium priced beers. Busch, Busch Light, Natural
Light, Busch Ice, and Natural Ice compete with the sub-premium or popular priced beers. King Cobra, Hurricane Malt Liquor, and Hurricane Ice compete against other brands in the malt liquor segment. Michelob, Michelob Light, Michelob Amber Bock, Kirin Lager, Kirin Light, Kirin-Ichiban, Michelob Honey Lager, Michelob Black & Tan Lager, Tequiza, Red Wolf Lager, ZiegenBock Amber, Michelob Hefe-Weizen, Pacific Ridge Ale, "Doc" Otis Lemon, "Doc" Otis Apple, Killarney's, Michelob Marzen, the Redhook products, and Widmer beer products compete primarily in the above premium beers segment of the malt beverage market. O'Doul's and O'Doul's Amber (premium priced) and Busch NA (sub-premium priced) compete in the non-alcohol malt beverage category. Since 1957, ABI has led the United States brewing industry in total sales volume. In 2000, its sales exceeded those of its nearest competitor by more than 57 million barrels. ABI's domestic market share (excluding exports) for 2000 was 48.4%. Including exports, ABI's share of U.S. shipments for 2000 was 48.3%. Major competitors in the United States brewing industry during 2000 included Philip Morris, Inc. (through its subsidiary Miller Brewing Co.), Adolph Coors Co., and Pabst Brewery Co.

    The Company's wholly-owned subsidiary, Busch Agricultural Resources, Inc. ("BARI"), operates rice milling and research facilities in Arkansas and California; twelve grain elevators in the western and midwestern United States; barley seed processing plants in Fairfield, Montana, Idaho Falls, Idaho, and Powell, Wyoming; and a barley research facility in Ft. Collins, Colorado. BARI also owns and operates malt plants in Manitowoc, Wisconsin, Moorhead, Minnesota, and Idaho Falls, Idaho. In 2000, BARI sold its seed processing facility in Moorhead, Minnesota. Through wholly-owned subsidiaries, BARI operates land application farms in Jacksonville, Florida and Fort Collins, Colorado; hop farms in Bonners Ferry, Idaho and Huell, Germany; and international offices in Mar del Plata, Argentina and Winnipeg, Canada.

    Another wholly-owned subsidiary, Wholesaler Equity Development Corporation, shares equity positions with qualified partners in independent beer wholesalerships and is currently invested in 7 wholesalerships.

INTERNATIONAL BEER OPERATIONS

    International beer volume was 7.3 million barrels in 2000, compared with
7.2 million barrels in 1999. Anheuser-Busch International, Inc. ("ABII"), a wholly-owned subsidiary of the Company, oversees the marketing and sale of Budweiser and other ABI brands outside the U.S., operates breweries in the United Kingdom (U.K.) and China, negotiates and administers license and contract brewing agreements on behalf of ABI with various foreign brewers and negotiates and manages equity investments in foreign brewing partners. In addition, ABI's beer products are being sold under import-distribution agreements in more than 80 countries and U.S. territories and to the U.S. military and diplomatic corps outside the continental United States.

    Through Anheuser-Busch Europe Limited ("ABEL"), an indirect, wholly-owned subsidiary of the Company, certain ABI beer brands are marketed, distributed and sold in twenty-nine European countries. In the U.K., ABEL sells Budweiser, Bud Ice, Michelob, and Michelob Golden Draft brands to selected on-premise accounts, brewers, wholesalers and directly to off-premise accounts. Budweiser is brewed and packaged at the Stag Brewery near London, England which is managed and operated by ABEL. Michelob and Michelob Golden Draft continue to be imported into the U.K. by ABEL.

    In Canada, Budweiser and Bud Light are brewed and sold through a license agreement with Labatt Brewing Co. In Japan, Budweiser is brewed and sold through a license agreement with Kirin Brewery Company, Limited. Budweiser is also brewed under license and sold by brewers in Korea (Oriental Brewery Co., Ltd.), the Republic of Ireland and Northern Ireland (Guinness Ireland Limited), Italy (Birra Peroni Industriale) and the Philippines (Asia Brewery, Incorporated). Budweiser is brewed, packaged and distributed on a non-exclusive basis in Spain by Sociedad Anonima Damm, one of the largest brewers in Spain, under a contract brewing agreement with ABII. The Company has a partnership with Brasseries Kronenbourg, the leading brewer in France, for sale and distribution of Bud in France.

    In 1995, the Company formed an alliance with Compania Cervecerias Unidas S.A. ("CCU"), the leading Chilean brewer. Under the terms of the alliance, a subsidiary of CCU in Argentina ("CCU-Argentina") brews and distributes Budweiser under license in Argentina and Uruguay, and under contract for sale in Paraguay, Chile and Brazil. CCU also distributes Budweiser in Chile. The Company has a direct and indirect ownership interest of approximately 26% of CCU-Argentina. In the first quarter 2001, the Company purchased approximately 18.5% of CCU.

    In 1995, the Company purchased an initial 80% equity interest in a joint venture, renamed the Budweiser Wuhan International Brewing Company, Ltd., that owns and operates a brewery in Wuhan, the fifth-largest city in China. This ownership interest has subsequently increased to 91.8%. The Company also owns a 5% equity interest in Tsingtao Brewery Company, Ltd., a leading Chinese brewer.

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

PACKAGING OPERATIONS

    The Company's wholly-owned subsidiary, Metal Container Corporation ("MCC"), manufactures beverage cans at eight plants and beverage can lids at three plants for sale to ABI, U.S. soft drink customers and Grupo Modelo. (See Item 2 of Part 1--Properties). Another wholly-owned subsidiary of the Company, Anheuser-Busch Recycling Corporation ("ABRC"), recycles aluminum cans at its plant in Hayward, California, for conversion into new can sheet. The Company's wholly-owned subsidiary, Precision Printing and Packaging, Inc. ("PPPI"), manufactures metalized and paper labels at its plant in Clarksville, Tennessee. Eagle Packaging, Inc. ("EPI") manufactures and sells crown and closure liner materials.

    The Company is in the process of completing the construction of a glass manufacturing plant near Houston, Texas. This plant is owned and operated by a limited partnership of the Company known as Longhorn Glass Manufacturing, L.P. The plant is scheduled to begin operations in Summer 2001 at which time it will produce amber bottles for the Company's nearby Houston brewery.

FAMILY ENTERTAINMENT

    The Company is active in the family entertainment field, primarily through its wholly-owned subsidiary, Busch Entertainment Corporation ("BEC"), which currently owns, directly and through subsidiaries, nine theme parks.

    BEC operates Busch Gardens theme parks in Tampa, Florida and Williamsburg, Virginia, and SeaWorld theme parks in Orlando, Florida, San Antonio, Texas, and San Diego, California. BEC operates water park attractions in Tampa, Florida (Adventure Island), Williamsburg, Virginia (Water Country, U.S.A.), and Langhorne, Pennsylvania (Sesame Place). In 2000, BEC opened Discovery Cove in Orlando, Florida, a reservations only attraction offering interaction with marine animals. BEC sold the assets of SeaWorld Cleveland to Six Flags, Inc. in February 2001 at which time the park ceased operations as SeaWorld. Due to the seasonality of the theme park business, BEC experiences higher revenues in the second and third quarters than in the first and fourth quarters.

    Through a Spanish affiliate, the Company also owns a 16.3% equity interest in Port Aventura, S.A., which is a theme park near Barcelona, Spain.

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

ENERGY MATTERS

    The Company uses natural gas, fuel oil and coal as its primary fuel materials.

    Supplies of fuel and electricity in quantities sufficient to meet ABI's requirements are expected to be available on a year-round basis during 2001. The cost of fuel and electricity used by ABI increased in 2000 and is expected to increase in 2001.

    Based upon information presently available, there can be no assurance that adequate supplies of fuel and electricity will always be available to the Company. In the event of a supply disruption, the Company's sales and earnings could be adversely affected. However, where applicable, the Company does have alternate fuel capability and limited electric generation to ensure continued operation of essential processes.

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

NUMBER OF EMPLOYEES

    As of December 31, 2000, the Company had 23,725 full-time employees.

    As of December 31, 2000, approximately 7,700 employees were represented by the International Brotherhood of Teamsters. Seventeen other unions represented approximately 1,000 employees. The labor agreement between ABI and the Brewery and Soft Drink Workers Conference of the International Brotherhood of Teamsters, which represents the majority of brewery workers, was scheduled to expire on February 28, 1998; it was extended to March 29, 1998 while the parties continued to negotiate a new agreement. Talks with the Teamsters reached impasse, and as a result, the Company implemented its final contract offer on September 21, 1998. The National Labor Relations Board has determined that the Company's bargaining and implementation of its final offer did not violate federal labor law.

    The national contract offer was ratified in a vote in August 1999. At that time 11 of 24 local supplements had been approved. By June 2000, all local units except for two were approved and on October 27, 2000 the Company was notified by officials of the International Brotherhood of Teamsters that the remaining locals had ratified their local supplements. The agreement, which would expire on February 29, 2004, will be finalized if the parties resolve National Labor Relations Board charges and other litigation as required by the Company's offer. If the National Labor Relations Board charges and other litigation are not resolved, then the terms of the implemented final offer will remain in place. That offer is for a contract which would expire on February 23, 2003.

    The Company considers its employee relations to be good.

ITEM 2. PROPERTIES

    ABI has twelve breweries in operation at the present time, located in St. Louis, Missouri; Newark, New Jersey; Los Angeles and Fairfield, California; Jacksonville, Florida; Houston, Texas; Columbus, Ohio; Merrimack,
New Hampshire; Williamsburg, Virginia; Baldwinsville, New York; Fort Collins, Colorado; and Cartersville, Georgia. Title to the Baldwinsville, New York brewery is held by the Onondaga County Industrial Development Agency ("OCIDA") pursuant to a Sale and Agency Agreement with ABI, which enabled OCIDA to issue tax exempt pollution control and industrial development revenue notes and bonds to finance a portion of the cost of the purchase and modification of the brewery. The brewery is not pledged or mortgaged to secure any of the notes or bonds, and the Sale and Agency Agreement with OCIDA gives ABI the unconditional right to require at any time that title to the brewery be transferred to ABI. ABI's breweries operated at approximately 96% of capacity in 2000; during the peak selling periods (second and third quarters), they operated at maximum capacity. The Company also owns a 91.8% equity interest in a joint venture that owns and operates a brewery in Wuhan, China. The Company also leases and operates the Stag Brewery near London, England.

    The Company, through wholly-owned subsidiaries, operates malt plants in Manitowoc, Wisconsin, Moorhead, Minnesota, and Idaho Falls, Idaho; rice mills in Jonesboro, Arkansas and Woodland, California; a hop farm in Bonners Ferry, Idaho; can manufacturing plants in Jacksonville, Florida, Columbus, Ohio, Arnold, Missouri, Windsor, Colorado, Newburgh, New York, Ft. Atkinson, Wisconsin, Rome, Georgia, and Mira Loma, California; can lid manufacturing plants in Gainesville, Florida, Oklahoma City, Oklahoma, and Riverside, California; a crown and closure liner material plant in Bridgeton, Missouri; and a packaging materials recycling plant in Hayward, California.

    BEC operates its principal family entertainment facilities in Tampa, Florida; Williamsburg, Virginia; San Diego, California; Orlando, Florida; and San Antonio, Texas. The Tampa facility is 265 acres, Williamsburg is 364 acres, San Diego is 182 acres, Orlando is 284 acres, and the San Antonio facility is 496 acres.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2000.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

    AUGUST A. BUSCH III (age 63) is presently Chairman of the Board and President, and a Director of the Company and has served in such capacities since 1977, 1974, and 1963, respectively. Since 1979 he has also served as Chairman of the Board of the Company's subsidiary, Anheuser-Busch, Incorporated and also previously served as its Chief Executive Officer (1979-July 2000).

    PATRICK T. STOKES (age 58) is presently Senior Executive Vice President and a Director of the Company and has served in such capacities since July 2000 and April 2000, respectively. He previously served as Vice President and Group Executive of the Company since 1981. He is also presently Chief Executive Officer and President of the Company's subsidiary, Anheuser-Busch, Incorporated, and has served in such capacities since July 2000 and 1990 respectively, and Chairman of the Board of the Company's subsidiary, Anheuser-Busch International, Inc., and has served in such capacity since 1999.

    JOHN H. PURNELL (age 59) is presently Executive Vice President of the Company and has served in such capacity since 1999; he will retire from this position on March 31, 2001. He previously served as Vice President and Group Executive of the Company (1991-1998). He also previously served as Chairman of the Board of the Company's subsidiary, Anheuser-Busch International, Inc. (1980-November 1999), and as its Chief Executive Officer (1991-1998).

    W. RANDOLPH BAKER (age 54) is presently Vice President and Chief Financial Officer of the Company and has served in such capacity since 1996. He previously served as Vice President and Group Executive of the Company (1982-1996).

    STEPHEN K. LAMBRIGHT (age 58) is presently Group Vice President and General Counsel of the Company and has served in such capacity since 1997. He previously served as Vice President and Group Executive of the Company (1984-1997).

    ALOYS H. LITTEKEN (age 60) is presently Vice President-Corporate Engineering of the Company and has served in such capacity since 1981.

    DONALD W. KLOTH (age 59) is presently Vice President and Group Executive of the Company and has served in such capacity since 1994. He is also Chairman of the Board and Chief Executive Officer of the Company's subsidiary, Busch Agricultural Resources, Inc., and has served in such capacity since 1994.

    JOHN E. JACOB (age 66) is presently Executive Vice President and Chief Communications Officer, and a Director of the Company and has served in such capacities since 1994 and 1990, respectively.

    GERHARDT A. KRAEMER (age 68) is presently Senior Vice President-World Brewing and Technology and has served in such capacity since 1996. During the past five years, he also served as Vice President-Brewing of the Company's subsidiary, Anheuser-Busch, Incorporated (1985-1996).

    THOMAS W. SANTEL (age 42) is presently Vice President-Corporate Development of the Company and has served in such capacity since 1996. During the past five years, he also served as Director of Corporate Development (1994-1996).

    STEPHEN J. BURROWS (age 49) is presently Vice President-International Operations of the Company and has served in such capacity since 1999. He previously served as Vice President-International Marketing of the Company (1992-1998). He is also presently Chief Executive Officer and President of the Company's subsidiary, Anheuser-Busch International, Inc. and has served as Chief Executive Officer since 1999 and as President since 1994. During the past five years, he also served as Chief Operating Officer of Anheuser-Busch International, Inc. (1994-1998).

    VICTOR G. ABBEY (age 45) is presently Chairman of the Board and President of the Company's subsidiary, Busch Entertainment Corporation and has served in such capacities since March 2000. During the past five years, he also served as Executive Vice President and General Manager of the SeaWorld theme park in Orlando, Florida (1997-February, 2000), and Executive Vice President and General Manager of the SeaWorld theme park in Cleveland, Ohio (1995-1997).

    AUGUST A. BUSCH IV (age 36) is presently Vice President and Group Executive of the Company and has served in such capacity since August 2000. He is also presently Vice President-Marketing and Wholesale Operations of the Company's subsidiary, Anheuser-Busch, Incorporated and has served in such capacity since August 2000, and had previously served as its Vice President-Marketing (1996-2000) and Vice President-Brand Management (1994-1996).

    MARK T. BOBAK (age 41) is presently Vice President-Corporate Human Resources of the Company and has served in such capacity since August 2000. He had previously served as Vice President and Deputy General Counsel of the Company (1998-July 2000) and Vice President-Litigation (1996-1998) of the Company.

    JOSEPH P. SELLINGER (age 55) is presently Vice President and Group Executive of the Company and has served in such capacity since December 2000. He is also presently Chairman, Chief Executive Officer and President of the Company's direct subsidiaries, Anheuser-Busch Recycling Corporation, Metal Container Corporation, Eagle Packaging, Inc. and of the Company's indirect subsidiary, Precision Printing and Packaging, Inc. and has served in all such capacities since December 2000. He had previously served as Vice President-Operations of the Company's subsidiary, Anheuser-Busch, Incorporated (1992-December 2000).

                                    PART II

    The information required by Items 5, 6, 7, and 8 of this Part II are hereby incorporated by reference from pages 25 through 59 of the Company's 2000 Annual Report to Shareholders.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

ITEM 6. SELECTED FINANCIAL DATA

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item with respect to Directors is hereby incorporated by reference from pages 6 through 8 of the Company's Proxy Statement for the Annual Meeting of Shareholders on April 25, 2001. The information required by this Item with respect to Executive Officers is presented on pages 7 and 8 of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is hereby incorporated by reference from page 10 and pages 24 through 30 of the Company's Proxy Statement for the Annual Meeting of Shareholders on April 25, 2001.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is hereby incorporated by reference from pages 9 and 10 of the Company's Proxy Statement for the Annual Meeting of Shareholders on April 25, 2001.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is hereby incorporated by reference from pages 30 and 31 of the Company's Proxy Statement for the Annual Meeting of Shareholders on April 25, 2001.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

      1.        FINANCIAL STATEMENTS:                                                       PAGE
                                                                                            ----

                Consolidated Balance Sheet at December 31, 2000 and 1999                     40*

                Consolidated Statement of Income for the three years ended
                  December 31, 2000                                                          41*

                Consolidated Statement of Changes in Shareholders Equity for the three
                  years ended December 31, 2000                                              42*

                Consolidated Statement of Cash Flows for the three years ended December
                  31, 2000                                                                   43*

                Notes to Consolidated Financial Statements                                 44-55*

                Report of Independent Accountants                                            39*

    *Incorporated herein by reference from the indicated pages of the 2000 Annual Report to Shareholders.

      2.        FINANCIAL STATEMENT SCHEDULE:

                Report of Independent Accountants on Financial Statement Schedule            F-1

                For the three years ended December 31, 2000:

                Schedule VIII--Valuation and Qualifying Accounts and Reserves                F-2

      3.        EXHIBITS:

                Exhibit 3.1  -- Restated Certificate of Incorporation (Incorporated by
                                reference to Exhibit 3.1 to Form 10-K for the fiscal year
                                ended December 31, 1999).

                Exhibit 3.2  -- By-Laws of the Company (as amended and restated
                                December 16, 1998). (Incorporated by reference to Exhibit 3.2 to Form 10-K for the fiscal year ended December 31, 1998).

                Exhibit 4.1  -- Form of Rights Agreement, dated as of October 26, 1994 between Anheuser-Busch Companies, Inc. and Boatmen's Trust
                                Company (Incorporated by reference to Exhibit 4.1 to Form 10-K for the fiscal year ended December 31, 1999).

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

                Exhibit 4.4  -- Credit Agreement dated as of June 30, 2000 among the Company, ABI and The Chase Manhattan Bank, as Administrative Agent.

                Exhibit 10.1 -- Anheuser-Busch Companies, Inc. Deferred Compensation Plan for
                                Non-Employee Directors amended and restated as of March 1,
                                2000 (Incorporated by reference to Exhibit 10.1 to Form
                                10-K for the fiscal year ended December 31, 1999).*



                Exhibit 10.2 -- Anheuser-Busch Companies, Inc. Non-Employee Director
                                Elective Stock Acquisition Plan amended and restated as
                                of March 1, 2000 (Incorporated by reference to Exhibit
                                10.2 to Form 10-K for the fiscal year ended December
                                31, 1999).*

                Exhibit 10.3 -- Anheuser-Busch Companies, Inc. Stock Plan for
                                Non-Employee Directors as amended.*

                Exhibit 10.4 -- Anheuser-Busch Companies, Inc. 1981 Incentive Stock
                                Option/Non-Qualified Stock Option Plan (As amended
                                December 18, 1985, December 16, 1987, December 20,
                                1988, July 22, 1992, September 22, 1993, December 20,
                                1995, and November 26, 1997.) (Incorporated by
                                reference to Exhibit 10.3 to Form 10-K for the fiscal
                                year ended December 31, 1997.)*

                Exhibit 10.5 -- Anheuser-Busch Companies, Inc. 1989 Incentive Stock
                                Plan (As amended December 20, 1989, December 19, 1990,
                                December 15, 1993, December 20, 1995, and November 26,
                                1997.) (Incorporated by reference to Exhibit 10.5 to
                                Form 10-K for the fiscal year ended December 31, 1997.)*

                Exhibit 10.6 -- Anheuser-Busch Companies, Inc. 1998 Incentive Stock Plan
                                as amended (Incorporated by reference to Appendix A to the
                                Definitive Proxy Statement for Annual Meeting of
                                Shareholders on April 25, 2001.)*

                Exhibit 10.7 -- Anheuser-Busch Companies, Inc. Excess Benefit Plan
                                amended and restated as of March 1, 2000 (Incorporated by
                                reference to Exhibit 10.9 to Form 10-K for the fiscal year ended December 31, 1999).*

                Exhibit 10.8 -- Anheuser-Busch Companies, Inc. Supplemental Executive
                                Retirement Plan amended and restated as of March 1, 2001.*

                Exhibit 10.9 -- Anheuser-Busch Executive Deferred Compensation Plan
                                amended and restated as of January 1, 2001.*

                Exhibit 10.10-- Anheuser-Busch 401(k) Restoration Plan amended and restated as of March 1, 2000 (Incorporated by reference
                                to Exhibit 10.12 to Form 10-K for the fiscal year ended
                                December 31, 1999).*

                Exhibit 10.11-- Form of Indemnification Agreement with Directors and
                                Executive Officers (Incorporated by reference to Exhibit
                                10.13 to Form 10-K for the fiscal year ended December 31,
                                1999).*

                Exhibit 10.12-- Anheuser-Busch Officer Bonus Plan as amended and restated on November 24, 1999. (Incorporated by reference
                                to Exhibit A to the Definitive Proxy Statement for Annual
                                Meeting of Shareholders on April 26, 2000.)*

                Exhibit 10.13-- Investment Agreement By and Among Anheuser-Busch
                                Companies, Inc., Anheuser-Busch International, Inc. and
                                Anheuser-Busch International Holdings, Inc. and Grupo
                                Modelo, S.A. de C.V., Diblo, S.A. de C.V. and certain
                                shareholders thereof, dated as of June 16, 1993
                                (Incorporated by reference to Exhibit 10.15 to Form
                                10-K for the fiscal year ended December 31, 1999).

                Exhibit 10.14-- Letter agreement between Anheuser-Busch Companies,
                                Inc. and the Controlling Shareholders regarding Section
                                5.5 of the Investment Agreement filed as Exhibit 10.13 of
                                this report (Incorporated by reference to Exhibit 10.16
                                to Form 10-K for the fiscal year ended December 31, 1999).

                Exhibit 12   -- Ratio of Earnings to Fixed Charges.




                Exhibit 13  -- Pages 25 through 59 of the Anheuser-Busch Companies,
                               Inc. 2000 Annual Report to Shareholders, a copy of
                               which is furnished for the information of the Securities
                               and Exchange Commission. Portions of the Annual Report not
                               incorporated herein by reference are not deemed "filed"
                               with the Commission.

                Exhibit 21  -- Subsidiaries of the Company

                Exhibit 23  -- Consent of Independent Accountants, filed as page F-1 of this report.

--------

* A management contract or compensatory plan or arrangement required to be filed by Item 14(c) of this report.

    (b) Reports on Form 8-K

    There were no reports on Form 8-K filed during the fourth quarter of 2000.

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

Date: March 28, 2001

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                /s/ AUGUST A. BUSCH III                   Chairman of the Board and President and       March 28, 2001
   --------------------------------------------------       Director (Principal Executive
                 (August A. Busch III)                      Officer)

                 /s/ W. RANDOLPH BAKER                    Vice President and Chief Financial            March 28, 2001
   --------------------------------------------------       Officer (Principal Financial Officer)
                  (W. Randolph Baker)

                   /s/ JOHN F. KELLY                      Vice President and Controller                 March 28, 2001
   --------------------------------------------------       (Principal Accounting Officer)
                    (John F. Kelly)

                 /s/ BERNARD A. EDISON                    Director                                      March 28, 2001
   --------------------------------------------------
                  (Bernard A. Edison)

                /s/ CARLOS FERNANDEZ G.                   Director                                      March 28, 2001
   --------------------------------------------------
                 (Carlos Fernandez G.)

                   /s/ JOHN E. JACOB                      Director                                      March 28, 2001
   --------------------------------------------------
                    (John E. Jacob)

                   /s/ JAMES R. JONES                     Director                                      March 28, 2001
   --------------------------------------------------
                    (James R. Jones)

                 /s/ CHARLES F. KNIGHT                    Director                                      March 28, 2001
   --------------------------------------------------
                  (Charles F. Knight)

               /s/ VERNON R. LOUCKS, JR.                  Director                                      March 28, 2001
   --------------------------------------------------
                (Vernon R. Loucks, Jr.)





                 /s/ VILMA S. MARTINEZ                    Director                                      March 28, 2001
   --------------------------------------------------
                  (Vilma S. Martinez)

                 /s/ JAMES B. ORTHWEIN                    Director                                      March 28, 2001
   --------------------------------------------------
                  (James B. Orthwein)

                /s/ WILLIAM PORTER PAYNE                  Director                                      March 28, 2001
   --------------------------------------------------
                 (William Porter Payne)

                   /s/ JOYCE M. ROCHE                     Director                                      March 28, 2001
   --------------------------------------------------
                    (Joyce M. Roche)

                 /s/ PATRICK T. STOKES                    Director                                      March 28, 2001
   --------------------------------------------------
                  (Patrick T. Stokes)

                  /s/ ANDREW C. TAYLOR                    Director                                      March 28, 2001
   --------------------------------------------------
                   (Andrew C. Taylor)

               /s/ DOUGLAS A. WARNER III                  Director                                      March 28, 2001
   --------------------------------------------------
                (Douglas A. Warner III)

              /s/ EDWARD E. WHITACRE, JR.                 Director                                      March 28, 2001
   --------------------------------------------------
               (Edward E. Whitacre, Jr.)

                        ANHEUSER-BUSCH COMPANIES, INC.

                     INDEX TO FINANCIAL STATEMENT SCHEDULE

                                                                PAGE
                                                                ----
Report of Independent Accountants on Financial Statement
Schedule....................................................     F-1
Consent of Independent Accountants..........................     F-1
Financial Statement Schedule for the Years 2000, 1999 and
1998:
    Valuation and Qualifying Accounts and Reserves (Schedule
      VIII).................................................     F-2

    All other Financial Statement Schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements and Notes.

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

       REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Anheuser-Busch Companies, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 6, 2001 appearing in the 2000 Annual Report to Shareholders of Anheuser-Busch Companies, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP

St. Louis, Missouri
February 6, 2001


                      CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statements on Forms S-3 (No. 333-71105 and No. 333-3766) and in the Registration Statements on Forms S-8 (No. 2-77829, No. 33-4664, No. 33-36132, No. 33-39714, No. 33-39715, No. 33-46846,
No. 33-53333, No. 33-58221, No. 33-58241, No. 333-67027, No. 333-71309, No.
333-71311, No. 333-88015, and No. 333-50058) of Anheuser-Busch Companies, Inc.
of our report dated February 6, 2001 relating to the consolidated financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated February 6, 2001 relating to the financial statement schedule, which appears on page F-1 of this Form 10-K.


PricewaterhouseCoopers LLP

St. Louis, Missouri
March 28, 2001

                                    ANHEUSER-BUSCH COMPANIES, INC.

                     SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                             (IN MILLIONS)

                                                                     2000             1999             1998
                                                                     ----             ----             ----
Reserve for doubtful accounts (deducted from related
      assets):
    Balance at beginning of period..........................        $  6.4           $  5.5           $  4.9
    Additions charged to costs and expenses.................           1.8              1.0              1.3
    Additions (recoveries of uncollectible accounts
      previously written off )..............................            .1               .1               .3
    Deductions (uncollectible accounts written off )........           (.1)             (.2)            (1.0)
                                                                    ------           ------           ------
    Balance at end of period................................        $  8.2           $  6.4           $  5.5
                                                                    ======           ======           ======
Deferred income tax asset valuation allowance under FAS 109:
    Balance at beginning of period..........................        $ 13.6           $117.0           $ 92.5
    Additions to valuation allowance charged to costs and
      expenses..............................................           9.7              3.5             28.1
    Deductions from valuation allowance (utilizations and
      expirations)..........................................          (8.6)           (14.1)            (3.6)
    Reductions due to changes in foreign business
      operations............................................            --            (92.8)              --
                                                                    ------           ------           ------
    Balance at end of period................................        $ 14.7           $ 13.6           $117.0
                                                                    ======           ======           ======