Form 10-Q
period 2001-03-31
ANHEUSER BUSCH COMPANIES INC
filed 2001-05-10
CIK 310569

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                        For Quarter Ended March 31, 2001


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

$1 Par Value Common Stock - 897,553,504 shares as of March 31, 2001

CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)

                                            Three Months Ended March 31,
                                            ---------------------------
(In millions, except per share data)                    2001      2000
-----------------------------------------------------------------------
Sales.........................................       $3,473.7  $3,299.6
  Less excise taxes...........................         (493.1)   (487.7)
                                                 ----------------------
Net sales.......................................      2,980.6   2,811.9
  Cost of products and services.................     (1,863.3) (1,779.7)
                                                 ----------------------
Gross profit....................................      1,117.3   1,032.2
  Gain on sale of SeaWorld Cleveland............         17.8      ---
  Marketing, distribution and administrative
   expenses.....................................       (479.9)   (450.0)
                                                 ----------------------
Operating income................................        655.2     582.2
  Interest expense..............................        (91.6)    (86.7)
  Interest capitalized..........................          7.2       6.9
  Interest income...............................          0.2       0.3
  Other expense, net............................         (3.5)     (0.7)
                                                 ----------------------
Income before income taxes......................        567.5     502.0
  Provision for income taxes....................       (221.4)   (190.7)
Equity income, net of tax.......................         48.3      39.0
                                                 ----------------------
  Net income....................................        394.4     350.3
Retained earnings, beginning of period..........     10,164.4   9,181.2
  Common stock dividends (per share: 2001-$.165;
  2000-$.15)....................................       (148.2)   (137.0)
                                                 ----------------------
   Retained earnings, end of period.............    $10,410.6  $9,394.5
                                                 ======================
Basic earnings per share........................     $    .44  $    .38
                                                 ======================
Diluted earnings per share......................     $    .43  $    .38
                                                 ======================

See accompanying Notes to Consolidated Financial Statements on pages 3 and 4.

Notes to Consolidated Financial Statements

1. UNAUDITED FINANCIAL STATEMENTS: The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and applicable SEC guidelines pertaining to interim financial information, and include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation. These statements should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company's Annual Report to Shareholders for the year ended December 31, 2000.

2. BUSINESS SEGMENTS INFORMATION FOR THE THREE MONTHS ENDED MARCH 31, (In millions):


----------------------------------------------------------------------------------------------------------------------
2001                     Domestic Beer  Int'l Beer    Packaging    Entertain.    Other      Corp. & Elims.   Consol.
----------------------------------------------------------------------------------------------------------------------
Gross Sales                $2,893.4        137.8        494.7        127.7       18.9          (198.8)      $3,473.7
----------------------------------------------------------------------------------------------------------------------
Net Sales:
- Intersegment                   --           --       $194.8           --        4.0          (198.8)           $--
- External                 $2,419.9        118.2        299.9        127.7       14.9              --       $2,980.6
----------------------------------------------------------------------------------------------------------------------
Income Before
Income Taxes                 $674.2         11.4         26.0         (2.5)      (1.4)         (140.2)        $567.5
----------------------------------------------------------------------------------------------------------------------
Equity Income,
Net of Tax                       --        $48.3           --           --         --              --          $48.3
----------------------------------------------------------------------------------------------------------------------
Net Income                   $418.0         55.4         16.1         (7.1)      (0.9)          (87.1)        $394.4
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
2000                     Domestic Beer  Int'l Beer    Packaging    Entertain.    Other      Corp. & Elims.   Consol.
----------------------------------------------------------------------------------------------------------------------
Gross Sales                $2,764.9        128.4        468.3        110.7       20.3          (193.0)      $3,299.6
----------------------------------------------------------------------------------------------------------------------
Net Sales:
- Intersegment                   --           --       $186.4           --        6.6          (193.0)           $--
- External                 $2,299.3        106.3        281.9        110.7       13.7              --       $2,811.9
----------------------------------------------------------------------------------------------------------------------
Income Before
Income Taxes                 $642.2          4.4          8.1        (27.5)      (0.8)         (124.4)        $502.0
----------------------------------------------------------------------------------------------------------------------
Equity Income,
Net of Tax                       --        $39.0           --           --         --              --          $39.0
----------------------------------------------------------------------------------------------------------------------
Net Income                   $398.2         41.7          5.0        (17.1)      (0.5)          (77.0)        $350.3
----------------------------------------------------------------------------------------------------------------------

3.    EARNINGS PER SHARE
      Earnings per share are computed by dividing net income by weighted average common shares outstanding for the period. Weighted average common shares outstanding for the quarters ended March 31, were (millions of shares):


                                                   2001               2000
                                                  ------             ------
Basic weighted average shares outstanding          898.6             911.5

Diluted weighted average shares outstanding        910.4             921.9

-----------------------------------------------------------------------------

4.    COMPREHENSIVE INCOME  (In Millions)
      Comprehensive income for the three months ended March 31, follows:

                                                   2001              2000
                                                  ------           -------
Net income                                        $394.4           $ 350.3

Foreign currency translation adjustment             11.3              42.8

Deferred hedging losses                            (14.2)               --
                                                  ------           -------

Comprehensive income                              $391.5           $ 393.1
                                                  ======           =======

-----------------------------------------------------------------------------

The components of accumulated other comprehensive income as of March 31, 2001 and December 31, 2000, follow:

                                                March 31,        December 31,
                                                   2001              2000
                                                ---------        -----------
Foreign currency translation adjustment          $(201.0)          $(212.3)

Deferred hedging losses                            (14.2)               --
                                                 --------          -------

Total accumulated other
   comprehensive income                          $(215.2)          $(212.3)
                                                  ======           =======

-----------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEET

Anheuser-Busch Companies, Inc., and Subsidiaries

                                          (Unaudited)
                                            March 31,     Dec. 31,
                                          ------------------------
(In millions)                                 2001          2000
------------------------------------------------------------------
Assets
Current Assets:
  Cash and marketable securities......... $   144.4      $   159.9
  Accounts and notes receivable..........     770.5          600.4
  Inventories:
    Raw materials and supplies...........     342.1          347.3
    Work in progress.....................      87.2           82.9
    Finished goods.......................     227.2          178.1
      Total inventories..................     656.5          608.3
    Other current assets.................     176.1          179.3
                                          ------------------------
      Total current assets...............   1,747.5        1,547.9

Investments in affiliated companies......   2,586.9        2,207.4
Other assets.............................   1,084.7        1,073.6
Plant and equipment, net.................   8,302.2        8,243.8
                                          ------------------------
    Total Assets......................... $13,721.3      $13,072.7
                                          ========================
Liabilities and Shareholders Equity
Current Liabilities:
  Accounts payable....................... $   851.7      $   940.8
  Accrued salaries, wages and benefits...     236.3          276.4
  Accrued taxes..........................     349.6          127.4
  Other current liabilities..............     406.9          331.1
                                          ------------------------
    Total current liabilities............   1,844.5        1,675.7
                                          ------------------------
Postretirement benefits..................     490.3          492.7
                                          ------------------------
Debt.....................................   5,823.7        5,362.7
                                          ------------------------
Deferred income taxes....................   1,380.3        1,372.9
                                          ------------------------
Other long-term liabilities..............      42.2           39.8
                                          ------------------------
Shareholders Equity:
  Common stock, $1.00 par value,
    1.6 billion shares authorized........   1,442.7        1,441.5
  Capital in excess of par value.........     747.2          725.3
  Retained earnings......................  10,410.6       10,164.4
  Accumulated other comprehensive income.    (215.2)        (212.3)
Treasury stock, at cost..................  (8,112.8)      (7,817.8)
  ESOP debt guarantee....................    (132.2)        (172.2)
                                          ------------------------
                                            4,140.3        4,128.9
                                          ------------------------
Commitments and Contingencies............        --             --
                                          ------------------------
  Total Liabilities and Shareholders
  Equity................................. $13,721.3      $13,072.7
                                          ========================





CONSOLIDATED STATEMENT OF CASH FLOWS

Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)

                                               Three months ended March 31,
                                             ------------------------------
(In millions)                                             2001       2000
---------------------------------------------------------------------------
Cash flow from operating activities:
  Net income......................................... $ 394.4    $ 350.3
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization..................   203.3      192.8
      Deferred income taxes..........................     7.4        9.4
      Gain on sale of SeaWorld Cleveland.............   (17.8)        --
      Undistributed earnings of affiliated companies.   (48.3)     (39.0)
      Other, net.....................................   (10.7)     (10.3)
                                                      ------------------
  Operating cash flow before changes in working
  capital............................................   528.3      503.2
      Increase in working capital....................   (46.3)     (77.4)
                                                      ------------------
  Cash provided by operating activities..............   482.0      425.8
                                                      ------------------
Cash flow from investing activities:
  Capital expenditures...............................  (306.0)    (279.5)
  New business acquisitions..........................  (366.2)     (28.9)
  Proceeds from sale of SeaWorld Cleveland...........   110.0         --
                                                      ------------------
  Cash used for investing activities.................  (562.2)    (308.4)
                                                      ------------------
Cash flow from financing activities:
  Issuance of long-term debt.........................   706.8      651.8
  Reduction of long-term debt........................  (214.9)     (12.0)
  Dividends paid to stockholders.....................  (148.2)    (137.0)
  Acquisition of treasury stock......................  (295.0)    (655.1)
  Shares issued under stock plans....................    16.0       20.0
                                                      ------------------
  Cash provided by/(used for) financing activities...    64.7     (132.3)
                                                      ------------------
Net decrease in cash and marketable
    securities during the period.....................   (15.5)     (14.9)
Cash and marketable securities, beginning of
    period...........................................   159.9      152.1
                                                      ------------------
Cash and marketable securities, end of period........ $ 144.4    $ 137.2


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND
         FINANCIAL CONDITION

INTRODUCTION
------------

      This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of Anheuser-Busch Companies, Inc. for the first quarter ended March 31, 2001, compared to the first quarter ended March 31, 2000, and the year ended December 31, 2000. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in the company's Annual Report to Shareholders for the year ended December 31, 2000.

      This discussion contains statements regarding the company's expectations concerning its future operations, earnings and outlook. These statements are forward-looking statements that involve significant risks and uncertainties, and accordingly, no assurances can be given that such expectations will be correct. These expectations are based upon many assumptions that the company believes to be reasonable, but such assumptions may ultimately prove to be inaccurate or incomplete, in whole or in part. Important factors that could cause actual results to differ (favorably or unfavorably) from the expectations stated in this discussion include, among others, changes in the pricing environment for the company's products; changes in domestic demand for malt beverage products; changes in customer preference for the company's malt beverage products; regulatory or legislative changes; changes in raw materials prices; changes in interest rates; changes in foreign currency exchange rates; changes in attendance and consumer spending patterns for the company's theme park operations; changes in demand for aluminum beverage containers; changes in the company's international beer business or in the beer business of the company's international equity partners; and the effect of stock market conditions on the company's share repurchase program. The company disclaims any obligation to update any of these forward-looking statements. If the company determines to update any forward-looking statement, it will do so publicly. No private statements by the company or its personnel should be interpreted as updating forward-looking statements.

FIRST QUARTER 2001 FINANCIAL RESULTS
------------------------------------

      Key operating results for the first quarter 2001 versus 2000 are summarized below:

------------------------------------------------------------------------------
                                       (in millions, except per share)
                                ---------------------------------------------
                                    First Quarter         2001 versus 2000
                                --------------------   ----------------------
                                  2001       2000            $        %
                                --------   ---------   ---------- -----------
Gross Sales                      $3,474    $3,300        Up $174    Up 5.3%
Excise Taxes                       $493      $488          Up $5    Up 1.1%
Net Sales                        $2,981    $2,812        Up $169    Up 6.0%
Operating Income                   $655      $582         Up $73   Up 12.5%
Equity Income, Net of Tax           $48       $39          Up $9   Up 23.6%
Net Income                         $394      $350         Up $44   Up 12.6%
Diluted Earnings per Share         $.43      $.38        Up $.05   Up 13.2%
------------------------------------------------------------------------------


RESULTS OF OPERATIONS
---------------------

      Anheuser-Busch Companies, Inc. achieved gross sales of $3.5 billion during the first quarter 2001, an increase of $174 million, or 5.3%, over first quarter 2000 gross sales. The company had net sales of $3.0 billion, an increase of $169 million, or 6.0%, compared to the first quarter 2000. The difference between gross sales and net sales reflects beer excise taxes paid by the company on its products.

      The increases in both gross and net sales were primarily due to a continuation of strong revenue per barrel growth and increased beer sales volume in domestic beer operations and significant contributions from the international beer segment. All the company's business segments had increased sales during the quarter.

      Anheuser-Busch's financial performance in the first quarter represents the company's tenth consecutive quarter of solid double-digit earnings per share growth. The company's consistent, dependable earnings growth performance is especially notable given the changes in the economy. All of Anheuser-Busch's business segments contributed to the consolidated earnings per share growth in the quarter. The company's first quarter results provide a solid foundation for achieving its earnings per share growth target of 12% for 2001. Longer term, Anheuser-Busch remains confident in its ability to consistently achieve its double-digit earnings per share growth objective.

      Domestic revenue per barrel grew 2.6% in the first quarter 2001 compared to the first quarter last year. Revenue per barrel growth continues to reflect the improved industry fundamentals and the company's strategy to focus on beer profit margin growth rather than rapid market share gains. Profit margins in the quarter expanded significantly and return on capital employed increased almost 100 basis points over the past twelve months versus the prior period. Return on capital employed has expanded 100 basis points or more in each of the last two calendar years.

      In October 2000 and February 2001 the company implemented selected price increases and additional discount reductions on approximately 75% of its volume. Revenue per barrel has increased by 2% or more for ten consecutive quarters.

      Domestic beer sales-to-wholesalers increased 2.2% for the first quarter of 2001 versus the first quarter 2000. Wholesaler sales-to-retailers volume was up 0.3% for the quarter compared to an exceptionally strong first quarter 2000, when sales-to-retailers volume increased 4.5% over 1999. The company expects sales-to-wholesalers and sales-to-retailers to be up 1.5% to 2% for the full year.

      The company's beer volume is summarized in the following table:

------------------------------------------------------------------------------
                      Beer Volume (millions of barrels)
-----------------------------------------------------------------------------
                                     First Quarter        2001 versus 2000
                                 -------------------    ---------------------
                                  2001         2000      Barrels       %
                                 -------     -------    --------  -----------
Domestic                           24.2        23.7      Up 0.5     Up 2.2%
International                       1.6         1.5      Up 0.1     Up 7.6%
                                 -------     --------   --------  -----------
   Worldwide A-B Brands            25.8        25.2      Up 0.6     Up 2.5%
Int'l Equity Partner Brands         4.0         3.4      Up 0.6    Up 16.2%
                                 -------     --------   --------  -----------
   Total Brands                    29.8        28.6      Up 1.2     Up 4.1%
                                 =======     ========   ========  ===========
------------------------------------------------------------------------------


      Worldwide Anheuser-Busch beer sales volume for the first quarter 2001 rose 2.5%, to 25.8 million barrels, versus first quarter 2000. Worldwide beer volume is comprised of domestic volume and international volume. Domestic volume represents Anheuser-Busch beer produced and shipped within the United States. International volume represents exports from the company's U.S. breweries to markets around the world, plus Anheuser-Busch brands produced overseas by company-owned breweries and under license and contract brewing agreements.

      Total volume, which combines worldwide Anheuser-Busch brand volume with equity volume (representing the company's share of its foreign equity partners' volume), was 29.8 million barrels in the first quarter 2001, up 1.2 million barrels, or 4.1%, over first quarter 2000.

      Anheuser-Busch reported domestic beer sales to wholesalers of 24.2 million barrels, an increase of 0.5 million barrels, or 2.2% for the first quarter 2001 compared to the first quarter 2000. The increase was led by Bud Family sales.

      International Anheuser-Busch beer volume, excluding Modelo, for the first quarter 2001 was 1.6 million barrels, an increase of 111,000 barrels, or 7.6%, compared to the first quarter 2000, primarily due to increases in China.

      The company's domestic market share (excluding exports) for the first quarter 2001 was 49.8%, an increase of 0.9 share points over 2000 market share of 48.9%. Domestic market share is determined based on industry sales estimates provided by the Beer Institute.

      Cost of products and services for the first quarter 2001 was $1.9 billion, an $83.6 million, or 4.7%, increase compared to the first quarter 2000. The increase in cost of products and services is principally due to higher domestic beer volume and higher energy and packaging material costs. First quarter 2000 cost of products and services includes a $13 million charge related to prior year accounting errors at the company's label manufacturing business in Clarksville, Tennessee. Gross profit as a percentage of net sales was 37.5% for the first quarter 2001, up 80 basis points from 36.7% for the first quarter 2000, primarily due to the impact of higher revenue per barrel.

      Marketing, distribution and administrative expenses for the first quarter 2001 were $479.9 million, compared with $450.0 million for the first quarter 2000, an increase of $29.9 million, or 6.6%. The increase in marketing, distribution and administrative expenses in the first quarter 2001 compared to the prior year is due primarily to higher domestic beer marketing costs (which includes incremental spending for new product introductions), higher international beer marketing and increased corporate expenses related primarily to higher employee benefit costs.

      Operating income increased $73 million, or 12.5%, versus the first quarter 2000, reflecting higher revenue per barrel and domestic beer sales volume, along with improved results for international beer, packaging and entertainment operations. Operating income in the first quarter 2001 includes a $17.8 million gain from the sale of the SeaWorld Cleveland theme park.

      International beer segment net income was up 33% in the first quarter 2001 compared to the first quarter 2000. Equity income, net of tax, increased $9 million, or 23.6%, to $48 million, for the first quarter 2001 due to strong underlying volume and earnings results of Grupo Modelo and equity income from Compania Cervecerias Unidas S.A. (CCU). In 2001 the company purchased a 19.8% equity interest in CCU for approximately $318 million and began including its share of CCU's income within the equity income line in the first quarter. International beer operating profits, excluding Modelo and CCU, also increased primarily reflecting volume driven gains in China.

      Packaging segment operating profits, excluding the 2000 adjustment related to the label manufacturing business, were up $4 million or 21%, in the first quarter 2001. This increase is primarily due to lower can conversion costs.

      Entertainment segment operating results, excluding the gain on sale of the SeaWorld Cleveland theme park, were up versus prior year primarily due to increased attendance and the impact of the new Discovery Cove park, which began operations in July 2000.

      Net interest cost (interest expense less interest income) was $91.4 million for the first quarter 2001, an increase of $5.0 million, or 5.8% compared to the first quarter 2000. The increase in net interest cost is primarily due to higher average outstanding debt balances compared to last year. Interest capitalized increased $0.3 million, to $7.2 million, for the first quarter 2001 compared to the corresponding period in 2000.

      Other income/expense, net includes numerous items of a nonoperating nature which do not have a material impact on the company's consolidated results of operations, either individually or in the aggregate.

      Net income increased $44 million, or 12.6%, for the first quarter 2001 versus the same period last year, while diluted earnings per share in the first quarter 2001 were $.43, up 13.2% compared to the first quarter 2000. These increases reflect improved results in all business segments, led by domestic beer earnings due to increased revenue per barrel and sales volume, and improved international beer results, including significantly increased equity earnings from the company's investment in Grupo Modelo.

      Earnings per share results for the first quarter 2001 include a one-half cent per share benefit from the sale of the SeaWorld Cleveland theme park. The write-off of non-deductible goodwill associated with the sale of the SeaWorld Cleveland theme park increased the effective tax rate to 39% versus 38% in the first quarter last year.

      Earnings per share for the quarter also benefited from the company's ongoing share repurchase program. The company repurchased over 7 million shares in the quarter.

LIQUIDITY AND FINANCIAL CONDITION
---------------------------------

      Cash and marketable securities at March 31, 2001 were $144.4 million, a decrease of $15.5 million from the December 31, 2000 balance. The principal source of the company's cash flow is cash generated by operations. Net issuance of debt provided additional sources of cash during the twelve-month period ended March 31, 2001. Principal uses of cash are capital expenditures, business investments, share repurchase and dividends. See the Consolidated Statement of Cash Flows for detailed information.

      Total borrowings increased $451.9 billion during the twelve-month period ended March 31, 2001, as outlined below:

Debt Issuances ... $706.8 million, comprised of the following:
--------------
      -- $700.0 million of commercial paper
      -- $6.8 million of miscellaneous borrowings

Debt Reduction ... $254.9 million, comprised of the following:
--------------
      -- $200.0 million of long-term notes (6.9% fixed rate)
      -- $40.0 million of ESOP debt (8.25% fixed rate)
      -- $7.5 million of medium-term notes (7.4% weighted average rate) -- $7.4 million of miscellaneous reductions

      At March 31, 2001, $1.5 billion of commercial paper borrowings were outstanding. Commercial paper amounts up to $2 billion are classified as long-term since they are maintained on a long-term basis with on-going support provided by the company's $2 billion revolving credit agreement.

      Capital expenditures during the first quarter 2001 were $306.0 million, compared to $279.5 million for the first quarter 2000. Full year 2001 capital expenditures are expected to approximate $1 billion.

Risk Management
---------------

      The company's derivatives holdings will fluctuate during the year based on normal and recurring changes in purchasing and production activity. Since December 31, 2000, there have been no significant changes in the company's interest rate, commodity price and foreign currency exposures, changes in the types of derivative instruments used to hedge those exposures, or significant changes in underlying market conditions.

      Effective January 1, 2001, Anheuser-Busch adopted the provisions of FAS 133, "Accounting for Derivative Instruments and Hedging Activities." FAS 133 requires all derivative financial instruments to be reported on the balance sheet at fair value. Changes in fair value are recognized either in earnings or equity, depending on the nature of the underlying exposure being hedged and how effective the derivative is at offsetting price movements in the underlying exposure. All of the company's existing derivative positions qualified for hedge accounting on adoption of FAS 133. The impact of adoption was not material. Under FAS 133 foreign currency and interest rate hedges are principally classified as fair value hedges while commodity price hedges are primarily cash flow hedges.

      Gains and losses due to commodity hedge ineffectiveness are recognized as a component of cost of goods sold in the Consolidated Income Statement. Gains or losses from ineffectiveness recognized in the first quarter 2001 were not material for any of the company's hedges.

      Deferred gains and losses currently reflected in Accumulated Other Comprehensive Income in Shareholders Equity will be recognized in cost of goods sold when the underlying transactions occur - generally over the next 12 to 18 months. No gains or losses were recorded in the first quarter due to underlying transactions not occurring as anticipated.

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



                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

      On January 2, 2001 the company issued out of treasury shares a total of 1,503 shares of the company's common stock ($1 par value) to two members of the Board of Directors of the company in lieu of cash for all or a portion of those members 2001 annual retainer fee pursuant to the company's Non-Employee Director Elective Stock Acquisition Plan.

      These transactions were exempt from registration and prospectus delivery requirements of the Securities Act of 1933 pursuant to Section 4(2) of the Act.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      At the Annual Meeting of Shareholders of the company held April 25, 2001, the following matters were voted upon:

1. Election of August A. Busch III, Carlos Fernandez G., James R. Jones, Andrew G. Taylor and Douglas A. Warner III to serve as Directors of the company for a term of three years.

                                   FOR           WITHHELD         NON-VOTES
                               -----------      ----------        ---------
      August A. Busch III      748,250,990      14,849,398           0
      Carlos Fernandez G.      748,237,197      14,863,191           0
      James R. Jones           750,874,121      12,226,267           0
      Andrew G. Taylor         751,177,206      11,923,182           0
      Douglas A. Warner III    731,053,269      32,047,119           0

2.    Ratify the 1998 Incentive Stock Plan
      For                728,629,368
      Against             28,347,456
      Abstain              6,123,564
      Non-Votes                    0

3.    Approve an Amendment to the 1998 Incentive Stock Plan
      For                711,372,696
      Against             45,116,140
      Abstain              6,127,934
      Non-Votes              483,618

4.    Approve the employment of PricewaterhouseCoopers LLP, as independent accountants, to audit the books and accounts of the company for 2001.
      For                752,950,275
      Against              6,026,561
      Abstain              3,639,630
      Non-Votes              483,922

5.    Shareholder proposal concerning option exercise price.
      For                 41,526,147
      Against            626,052,271
      Abstain              9,682,077
      Non-Votes           85,839,893

6.    Shareholder proposal concerning Shareholder Rights Plan.
      For                324,903,882
      Against            342,791,428
      Abstain              9,576,786
      Non-Votes           85,828,292






7.    Shareholder proposal concerning Board Composition.
      For                 45,816,003
      Against            622,278,138
      Abstain              9,193,600
      Non-Votes           85,812,647

8.    Shareholder proposal concerning Chairman of the Board.
      For                125,749,907
      Against            542,501,122
      Abstain              9,037,707
      Non-Votes           85,811,652


9.    Shareholder proposal concerning Nomination of Directors.
      For                 27,305,731
      Against            640,365,597
      Abstain              9,617,411
      Non-Votes           85,811,649

10.   Shareholder proposal concerning Genetically Modified Ingredients.
      For                 20,222,870
      Against            631,783,075
      Abstain             25,282,797
      Non-Votes           85,811,646


ITEM 5:  OTHER INFORMATION

CCU Investment
--------------

      During 2001, Anheuser-Busch purchased a 19.8% equity interest in Compania Cervecerias Unidas S.A. (CCU), the largest brewer in Chile, for approximately $318 million. The company has Board of Directors representation and the ability to exercise significant influence. As such, the company accounts for the CCU investment using the equity method. As a result of the investment in CCU, Anheuser-Busch now owns a 28.5% direct and indirect interest in CCU's subsidiary, CCU-Argentina. The company also uses the equity method of accounting for its investment in CCU-Argentina.

Labor Negotiations
------------------

      On May 2, 2001, the company reached agreement with the International Brotherhood of Teamsters on a contract covering Anheuser-Busch brewery employees represented by the union. All differences between the company and the union regarding pending National Labor Relations Board charges and litigation are resolved under the terms of the contract. Terms of the contract also include the company's final offer which was implemented in September 1998 as well as provisions for a supplemental year. Signing of the contract, which runs through February 2004, is expected to take place in the near future.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits
         --------

    12 - Ratio of Earnings to Fixed Charges

    (b)  Reports on Form 8-K
         -------------------

         No reports on Form 8-K were filed during the three month period ending March 31, 2001.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ANHEUSER-BUSCH COMPANIES, INC.
                                  (Registrant)

                                  /s/ W. Randolph Baker

                                  --------------------------------------------
                                  W. Randolph Baker
                                  Vice President and Chief Financial Officer
                                  (Chief Financial Officer)
                                  May 10, 2001



                                  /s/ John F. Kelly

                                  --------------------------------------------
                                  John F. Kelly
                                  Vice President and Controller
                                  (Chief Accounting Officer)
                                  May 10, 2001