Form 10-K/A
period 2000-12-31
ANHEUSER BUSCH COMPANIES INC
filed 2001-07-25
CIK 310569

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                              ---------------------
                                   FORM 10-K/A
   (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       ENDED DECEMBER 31, 2000
       OR
   ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
       FROM ____________ TO ____________

                         COMMISSION FILE NUMBER 1-7823
------------------------------------------------------------------------------
                         ANHEUSER-BUSCH COMPANIES, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

                 DELAWARE                              43-1162835
       (State or Other Jurisdiction                  (IRS Employer
    of Incorporation or Organization)             Identification No.)

                              ONE BUSCH PLACE
                           ST. LOUIS, MISSOURI  63118
                    (Address of Principal Executive Offices)

          REGISTRANT'S PHONE NUMBER, INCLUDING AREA CODE:  314-577-2000
                           --------------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                           --------------------------

                                             NAME OF EACH EXCHANGE
      TITLE OF EACH CLASS                    ON WHICH REGISTERED


      COMMON STOCK--$1 PAR VALUE             NEW YORK STOCK EXCHANGE
      PREFERRED STOCK PURCHASE RIGHTS        NEW YORK STOCK EXCHANGE
      6 1/2% SINKING FUND DEBENTURES,        NEW YORK STOCK EXCHANGE
      DUE JANUARY 1, 2028

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
Yes   X      No
      --       --------

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

        $1 PAR VALUE COMMON STOCK 897,348,540 SHARES AS OF MARCH 9, 2001

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Annual Report to Shareholders for the Year ended
  December 31, 2000.........................PART I, PART II, AND PART IV

Portions of Definitive Proxy Statements for Annual Meeting of
  Shareholders on April 25, 2001............PART III and PART IV

Item 14 on pages 9 through 11 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 is amended by the addition of the following exhibits:

Exhibit 23.1   Consent of Independent Accountant

Exhibit 24.1   Power of Attorney

Exhibit 24.2 Resolution authorizing signature by certain officers of the Company

Exhibit 99.1 Form 11-K, Annual Report of the Anheuser-Busch Global Employee Stock Purchase Plan for the fiscal year ended March 31, 2001.

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

                                    ANHEUSER-BUSCH COMPANIES, INC.
                                             (Registrant)

                                    By       /s/ JoBeth G. Brown
                                      ---------------------------------
                                               JoBeth G. Brown
                                        (Vice President and Secretary)
Date:  July 20, 2001

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                                Title                       Date

     AUGUST A. BUSCH III    *   Chairman of the Board       July 20, 2001
----------------------------    and President and
     August A. Busch III        Director (Principal
                                Executive Officer)


      W. RANDOLPH BAKER     *   Vice President              July 20, 2001
----------------------------    Chief Financial Officer
      W. Randolph Baker         (Principal Financial Officer)


        JOHN F. KELLY       *   Vice President and          July 20, 2001
----------------------------    Controller (Principal
        John F. Kelly           Accounting Officer)


      BERNARD A. EDISON     *   Director                    July 20, 2001
----------------------------
      Bernard A. Edison


     CARLOS FERNANDEZ G.    *   Director                    July 20, 2001
----------------------------
     Carlos Fernandez G.


        JOHN E. JACOB       *   Director                    July 20, 2001
----------------------------
        John E. Jacob


        JAMES R. JONES      *   Director                    July 20, 2001
----------------------------
        James R. Jones

      CHARLES F. KNIGHT     *   Director                    July 20, 2001
----------------------------
      Charles F. Knight


    VERNON R. LOUCKS, JR.   *   Director                    July 20, 2001
----------------------------
    Vernon R. Loucks, Jr.


      VILMA S. MARTINEZ     *   Director                    July 20, 2001
----------------------------
      Vilma S. Martinez


      JAMES B. ORTHWEIN     *   Director                    July 20, 2001
----------------------------
      James B. Orthwein


     WILLIAM PORTER PAYNE   *   Director                    July 20, 2001
----------------------------
     William Porter Payne


        JOYCE M. ROCHE      *   Director                    July 20, 2001
----------------------------
        Joyce M. Roche


      PATRICK T. STOKES     *   Director                    July 20, 2001
----------------------------
      Patrick T. Stokes


      ANDREW C. TAYLOR      *   Director                    July 20, 2001
----------------------------
       Andrew C. Taylor


    DOUGLAS A. WARNER III   *   Director                    July 20, 2001
----------------------------
    Douglas A. Warner III


   EDWARD E. WHITACRE, JR.  *   Director                    July 20, 2001
----------------------------
   Edward E. Whitacre, Jr.



*By    /s/ JoBeth G. Brown      Attorney-in-Fact
   ---------------------------
        JoBeth G. Brown

                                  EXHIBIT INDEX

Exhibit 23.1   Consent of Independent Accountant

Exhibit 24.1   Power of Attorney

Exhibit 24.2 Resolution authorizing signature by certain officers of the Company

Exhibit 99.1 Form 11-K, Annual Report of the Anheuser-Busch Global Employee Stock Purchase Plan for the fiscal year ended March 31, 2001.