Form 10-Q
period 2001-06-30
ANHEUSER BUSCH COMPANIES INC
filed 2001-08-10
CIK 310569

                      SECURITIES AND EXCHANGE COMMISSION


                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


                       For Quarter Ended June 30, 2001


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

$1 Par Value Common Stock - 889,306,219 shares as of June 30, 2001

CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)

                                                         Second Quarter Ended            Six Months Ended
                                                               June 30,                      June 30,
                                                      -------------------------     ------------------------
(In millions, except per share data)                      2001          2000           2001           2000
------------------------------------------------------------------------------------------------------------
Sales                                                 $ 3,923.1      $ 3,798.9      $ 7,396.8      $ 7,098.5
   Less excise taxes                                     (541.8)        (533.4)      (1,034.9)      (1,021.1)
                                                      ------------------------------------------------------
Net sales                                               3,381.3        3,265.5        6,361.9        6,077.4
   Cost of products and services                       (2,009.9)      (1,973.9)      (3,873.2)      (3,753.6)
                                                      ------------------------------------------------------
Gross profit                                            1,371.4        1,291.6        2,488.7        2,323.8
   Marketing, distribution and administrative
   expenses                                              (563.7)        (543.4)      (1,043.6)        (993.4)
   Gain on sale of SeaWorld Cleveland                        --             --           17.8             --
                                                      ------------------------------------------------------
Operating income                                          807.7          748.2        1,462.9        1,330.4
   Interest expense                                       (91.7)         (90.7)        (183.3)        (177.4)
   Interest capitalized                                     7.4            8.3           14.6           15.2
   Interest income                                          0.3            0.1            0.5            0.4
   Other income/(expense), net                             (0.7)           3.8           (4.2)           3.1
                                                      ------------------------------------------------------
Income before income taxes                                723.0          669.7        1,290.5        1,171.7
Provision for income taxes                               (276.8)        (254.5)        (498.2)        (445.2)
Equity income, net of tax                                  77.5           62.5          125.8          101.5
                                                      ------------------------------------------------------
Net income                                                523.7          477.7          918.1          828.0
Retained earnings, beginning of period                 10,410.6        9,394.5       10,164.4        9,181.2
Common stock dividends (per share: 2nd quarter,
   2001--$.165; 2000--$.15; six months, 2001--
   $.33; 2000--$.30)                                     (147.2)        (135.6)        (295.4)        (272.6)
                                                      ------------------------------------------------------
Retained earnings, end of period                      $10,787.1      $ 9,736.6      $10,787.1      $ 9,736.6
                                                      ======================================================
Basic earnings per share                              $     .59      $     .53      $    1.03      $     .91
                                                      ======================================================
Diluted earnings per share                            $     .58      $     .52      $    1.01      $     .90
                                                      ======================================================


See accompanying Notes to Consolidated Financial Statements on Pages 3 through 7.


    Notes to Consolidated Financial Statements

    1. UNAUDITED FINANCIAL STATEMENTS - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and applicable SEC guidelines pertaining to interim financial information, and include all adjustments (consisting only of normal and recurring adjustments) necessary for a fair presentation. These statements should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company's Annual Report to Shareholders for the year ended December 31, 2000.

    2.   BUSINESS SEGMENTS

    Comparative business segment information for the second quarter ended June 30, ($ in millions):

--------------------------------------------------------------------------------------------------------------------
2001                  Domestic Beer     Int'l Beer    Packaging    Entertain.    Other    Corp. & Elims.    Consol.
--------------------------------------------------------------------------------------------------------------------
Gross Sales             $ 3,128.3         187.7          534.9       268.9        36.3       (233.0)       $ 3,923.1
--------------------------------------------------------------------------------------------------------------------
Net Sales:
- Intersegment                 --            --       $  222.1          --        10.9       (233.0)       $      --
- External              $ 2,618.7         155.5          312.8       268.9        25.4           --        $ 3,381.3
--------------------------------------------------------------------------------------------------------------------
Income Before
Income Taxes            $   746.3          23.4           31.9        65.7         5.3       (149.6)       $   723.0
--------------------------------------------------------------------------------------------------------------------
Equity Income,
Net of Tax                     --       $  77.5             --          --          --           --        $    77.5
--------------------------------------------------------------------------------------------------------------------
Net Income              $   460.2          91.9           19.7        40.7         3.3        (92.1)       $   523.7
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
2000                  Domestic Beer     Int'l Beer    Packaging    Entertain.    Other    Corp. & Elims.    Consol.
--------------------------------------------------------------------------------------------------------------------
Gross Sales             $ 3,002.4         182.8          546.3       252.5        37.0       (222.1)       $ 3,798.9
--------------------------------------------------------------------------------------------------------------------
Net Sales:
- Intersegment                 --            --       $  212.1          --        10.0       (222.1)       $      --
- External              $ 2,494.9         156.9          334.2       252.5        27.0           --        $ 3,265.5
--------------------------------------------------------------------------------------------------------------------
Income Before
Income Taxes            $   707.5          16.8           30.5        52.2         5.9       (143.2)       $   669.7
--------------------------------------------------------------------------------------------------------------------
Equity Income,
Net of Tax                     --       $  62.5             --          --          --           --        $    62.5
--------------------------------------------------------------------------------------------------------------------
Net Income              $   438.6          72.9           18.9        32.4         3.7        (88.8)       $   477.7
--------------------------------------------------------------------------------------------------------------------


    Comparative business segment information for the six months ended June 30, ($ in millions):

--------------------------------------------------------------------------------------------------------------------
2001                  Domestic Beer     Int'l Beer    Packaging    Entertain.    Other    Corp. & Elims.    Consol.
--------------------------------------------------------------------------------------------------------------------
Gross Sales             $ 6,021.7         325.5        1,029.6       396.6        55.2       (431.8)       $ 7,396.8
--------------------------------------------------------------------------------------------------------------------
Net Sales:
- Intersegment                 --            --       $  416.9          --        14.9       (431.8)       $      --
- External              $ 5,038.6         273.7          612.7       396.6        40.3           --        $ 6,361.9
--------------------------------------------------------------------------------------------------------------------
Income Before
Income Taxes            $ 1,420.5          34.8           57.9        63.2         3.9       (289.8)       $ 1,290.5
--------------------------------------------------------------------------------------------------------------------
Equity Income,
Net of Tax                     --       $ 125.8             --          --          --           --        $   125.8
--------------------------------------------------------------------------------------------------------------------
Net Income              $   878.2         147.3           35.8        33.6         2.4       (179.2)       $   918.1
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
2000                  Domestic Beer     Int'l Beer    Packaging    Entertain.    Other    Corp. & Elims.    Consol.
--------------------------------------------------------------------------------------------------------------------
Gross Sales             $ 5,767.3         311.2        1,014.6       363.2        57.3       (415.1)       $ 7,098.5
--------------------------------------------------------------------------------------------------------------------
Net Sales:
- Intersegment                 --            --       $  398.5          --        16.6       (415.1)       $      --
- External              $ 4,794.2         263.2          616.1       363.2        40.7           --        $ 6,077.4
--------------------------------------------------------------------------------------------------------------------
Income Before
Income Taxes            $ 1,349.7          21.2           38.6        24.7         5.1       (267.6)       $ 1,171.7
--------------------------------------------------------------------------------------------------------------------
Equity Income,
Net of Tax                     --       $ 101.5             --          --          --           --        $   101.5
--------------------------------------------------------------------------------------------------------------------
Net Income              $   836.8         114.6           23.9        15.3         3.2       (165.8)       $   828.0
--------------------------------------------------------------------------------------------------------------------


3.  EARNINGS PER SHARE
Earnings per share are computed by dividing net income by weighted average common shares outstanding for the period. The difference between basic and diluted weighted average common shares is due to stock option shares. There were no adjustments to net income for any period shown. Weighted average common shares outstanding for the second quarter and six months ended
June 30, are shown below (millions of shares).

                                         Second Quarter            Six Months
                                      -------------------     -------------------
                                        2001        2000        2001        2000
                                        ----        ----        ----        ----
Basic weighted average shares
outstanding                            892.4       904.9       895.5       908.2


Diluted weighted average shares
outstanding                            903.3       917.0       906.9       919.9

---------------------------------------------------------------------------------


4.  COMPREHENSIVE INCOME ($ in millions)

Comprehensive income for the second quarter and six months ended June 30, follows:

                                         Second Quarter           Six Months
                                      -------------------     -------------------
                                        2001       2000        2001        2000
                                        ----       ----        ----        ----
Net income                            $523.7      $477.7      $918.1      $828.0

Foreign currency translation
adjustment                              81.4      (124.3)       92.7       (81.5)

Deferred hedging losses                 (8.3)         --       (22.5)         --
                                      ------      ------      ------      ------

Comprehensive income                  $596.8      $353.4      $988.3      $746.5
                                      ======      ======      ======      ======
---------------------------------------------------------------------------------

The components of accumulated other comprehensive income as of June 30, 2001 and December 31, 2000, follow:

                                            June 30, 2001      December 31, 2000
                                            -------------      -----------------
Foreign currency translation adjustment       $(119.6)             $(212.3)

Deferred hedging losses                         (22.5)                  --
                                              -------              -------

Accumulated other comprehensive income        $(142.1)             $(212.3)
                                              =======              =======
---------------------------------------------------------------------------------

5. SALE OF SEAWORLD CLEVELAND - In February 2001, the company sold its SeaWorld Cleveland theme park to Six Flags, Inc. for $110 million and recognized a $17.8 million pretax gain in the first quarter. The company did not sell or grant license to the SeaWorld name.


6. ACQUISITION OF CCU - During the first six months of 2001, Anheuser-Busch purchased a 20.0% equity interest in Compania Cervecerias Unidas (CCU), the largest brewer in Chile, for approximately $321 million. The company has representation on CCU's Board of Directors and has the ability to exercise significant influence. As such, the company accounts for the CCU investment using the equity method. As a result of the direct investment in CCU, Anheuser-Busch now owns a 28.6% direct and indirect interest in CCU's subsidiary, CCU-Argentina. The company also uses the equity method of accounting for its investment in CCU-Argentina.


7. ADOPTION OF DERIVATIVES ACCOUNTING STANDARD - Effective January 1, 2001, Anheuser-Busch adopted the provisions of FAS 133, "Accounting for Derivative Instruments and Hedging Activities." Under FAS 133, all derivative financial instruments the company holds are reported on the balance sheet at fair value. Quarterly changes in fair value are recognized either in earnings or equity, depending on the nature of the underlying exposure being hedged and how effective the derivative is at offsetting price movements in the underlying exposure.


    All of the company's existing derivative positions at January 1, 2001 qualified for hedge accounting, and the impact of adoption was not material. Hedges of foreign currency and interest rate exposures are principally classified as fair value hedges, while commodity price hedges are primarily cash flow hedges.


    Gains and losses due to commodity hedge ineffectiveness are recognized as a component of cost of goods sold in the Consolidated Income Statement. Gains or losses from hedge ineffectiveness recognized in the second quarter and during the first six months of 2001 were not material for any of the company's derivatives.


    Deferred gains and losses currently reflected in Accumulated Other Comprehensive Income in Shareholders Equity will generally be recognized in cost of goods sold when the underlying transactions occur - over the next 12 to 18 months. All underlying transactions occurred as anticipated during the first six months of 2001.


8. NEW ACCOUNTING STANDARD - In June 2001, the Financial Accounting Standards Board issued Financial Accounting Standard (FAS) No. 142, "Goodwill and Other Intangible Assets." Under FAS 142, goodwill and other intangible assets with indefinite lives will no longer be amortized. Instead, the carrying value of these assets will be reviewed for impairment at least annually, or more frequently should circumstances indicate.


    As required, Anheuser-Busch will adopt FAS 142 beginning in January 2002. Annual goodwill amortization for the company, including goodwill amortization reflected in Equity Income, is approximately $34 million, or about three and one-half cents per diluted share.


CONSOLIDATED BALANCE SHEET
Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)

                                                       June 30,                Dec. 31,
                                                      ---------------------------------
(In millions)                                            2001                    2000
---------------------------------------------------------------------------------------
Assets
Current Assets:
   Cash and marketable securities                     $   171.5               $   159.9
   Accounts and notes receivable                          848.3                   600.4
   Inventories:
      Raw materials and supplies                          298.8                   347.3
      Work in progress                                     83.3                    82.9
      Finished goods                                      207.8                   178.1
         Total inventories                                589.9                   608.3
   Other current assets                                   196.8                   179.3
                                                      ---------------------------------
      Total current assets                              1,806.5                 1,547.9

Investments in affiliated companies                     2,730.9                 2,207.4
Other assets                                            1,080.9                 1,073.6
Plant and equipment, net                                8,367.2                 8,243.8
                                                      ---------------------------------
   Total Assets                                       $13,985.5               $13,072.7
                                                      =================================
Liabilities and Shareholders Equity
Current Liabilities:
   Accounts payable                                   $   886.1               $   940.8
   Accrued salaries, wages and benefits                   259.7                   276.4
   Accrued taxes                                          228.9                   127.4
   Other current liabilities                              399.6                   331.1
                                                      ---------------------------------
      Total current liabilities                         1,774.3                 1,675.7
                                                      ---------------------------------
Postretirement benefits                                   488.4                   492.7
                                                      ---------------------------------
Debt                                                    6,052.2                 5,362.7
                                                      ---------------------------------
Deferred income taxes                                   1,389.9                 1,372.9
                                                      ---------------------------------
Other long-term liabilities                                38.3                    39.8
                                                      ---------------------------------
Shareholders Equity:
   Common stock - $1 par value, 1.6
      billion shares authorized                         1,443.4                 1,441.5
   Capital in excess of par value                         770.2                   725.3
   Retained earnings                                   10,787.1                10,164.4
   Treasury stock, at cost                             (8,484.0)               (7,817.8)
   Accumulated other comprehensive income                (142.1)                 (212.3)
   ESOP debt guarantee                                   (132.2)                 (172.2)
                                                      ---------------------------------
                                                        4,242.4                 4,128.9
                                                      ---------------------------------
Commitments and contingencies                                --                      --
                                                      ---------------------------------
   Total Liabilities and Shareholders
   Equity                                             $13,985.5               $13,072.7
                                                      =================================


CONSOLIDATED STATEMENT OF CASH FLOWS

Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)

                                                                 Six Months ended June 30,
                                                               -----------------------------

(In millions)                                                     2001                2000
--------------------------------------------------------------------------------------------
   Cash Flow From Operating Activities:
      Net income                                               $  918.1             $  828.0
      Adjustments to reconcile net income to cash
         provided by operating activities:
            Depreciation and amortization                         409.0                387.9
            Deferred income taxes                                  17.0                 12.8
            Gain on sale of SeaWorld Cleveland                    (17.8)                  --
            Undistributed earnings of affiliated companies       (109.1)               (86.7)
            Other, net                                             (9.0)                10.0
                                                               -----------------------------
      Operating cash flow before change in working
         capital                                                1,208.2              1,152.0
      Increase in working capital                                (148.4)               (37.4)
                                                               -----------------------------
      Cash provided by operating activities                     1,059.8              1,114.6
                                                               -----------------------------
   Cash Flow From Investing Activities:
      Capital expenditures                                       (578.7)              (541.6)
      New business acquisitions                                  (370.4)               (29.0)
      Proceeds from sale of SeaWorld Cleveland                    110.0                   --
                                                               -----------------------------
      Cash used for investing activities                         (839.1)              (570.6)
                                                               -----------------------------
   Cash Flow From Financing Activities:
      Increase in long-term debt                                1,106.5                403.6
      Decrease in long-term debt                                 (386.6)               (24.5)
      Dividends paid to stockholders                             (295.4)              (272.6)
      Acquisition of treasury stock                              (666.2)              (698.7)
      Shares issued under stock plans                              32.6                 68.1
                                                               -----------------------------
      Cash used for financing activities                         (209.1)              (524.1)
                                                               -----------------------------
      Net increase in cash and marketable securities
         during the period                                         11.6                 19.9
      Cash and marketable securities, beginning of
         period                                                   159.9                152.1
                                                               -----------------------------
      Cash and marketable securities, end of period            $  171.5             $  172.0
                                                               =============================

Item 2.  Management's Discussion and Analysis of Operations and Financial
         Condition

INTRODUCTION
------------
    This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Anheuser-Busch Companies, Inc. for the second quarter and six months ended June 30, 2001, compared to the second quarter and six months ended
June 30, 2000, and the year ended December 31, 2000. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in the company's Annual Report to Shareholders for the year ended December 31, 2000.
    This discussion contains statements regarding the company's expectations concerning its future operations, earnings and outlook. These statements are forward-looking statements that involve significant risks and uncertainties, and accordingly, no assurances can be given that such expectations will be correct. These expectations are based upon many assumptions that the company believes to be reasonable, but such assumptions may ultimately prove to be inaccurate or incomplete, in whole or in part. Important factors that could cause actual results to differ (favorably or unfavorably) from the expectations stated in this discussion include, among others, changes in the pricing environment for the company's products; changes in domestic demand for malt beverage products; changes in customer preference for the company's malt beverage products; regulatory or legislative changes; changes in raw materials prices; changes in interest rates; changes in foreign currency exchange rates; changes in attendance and consumer spending patterns for the company's theme park operations; changes in demand for aluminum beverage containers; changes in the company's international beer business or in the beer business of the company's international equity partners; and the effect of stock market conditions on the company's share repurchase program. Anheuser-Busch disclaims any obligation to update any of these forward-looking statements. If the company determines to update any forward-looking statement, it will do so publicly. No private statements by the company or its personnel should be interpreted as updating forward-looking statements.

SECOND QUARTER AND FIRST SIX MONTHS OF 2001 FINANCIAL RESULTS
-------------------------------------------------------------
    Key operating results for the second quarter and first six months of 2001 versus the comparable periods in 2000 are summarized in the following tables:

--------------------------------------------------------------------------------------------
                                                   Second Quarter Ended June 30
                                       ----------------------------------------------------
                                                 (in millions, except per share)
                                                                       2001 versus 2000
                                                                    -----------------------
                                        2001           2000            $               %
                                        ----           ----         -------        --------
Gross Sales                            $3,923         $3,799        Up $124         Up 3.3%
Net Sales                              $3,381         $3,266        Up $115         Up 3.5%
Operating Income                         $808           $748         Up $60         Up 7.9%
Equity Income, Net of Tax                 $78            $63         Up $15        Up 24.2%
Net Income                               $524           $478         Up $46         Up 9.6%
Diluted Earnings per Share               $.58           $.52        Up $.06        Up 11.5%
--------------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------------
                                                     Six Months Ended June 30
                                       ----------------------------------------------------
                                                  (in millions, except per share)
                                                                         2001 vs. 2000
                                                                    -----------------------
                                        2001           2000            $              %
                                        ----           ----         -------        --------
Gross Sales                            $7,397         $7,099        Up $298         Up 4.2%
Net Sales                              $6,362         $6,077        Up $285         Up 4.7%
Operating Income                       $1,463         $1,330        Up $133        Up 10.0%
Equity Income, Net of Tax                $126           $102         Up $24        Up 23.9%
Net Income                               $918           $828         Up $90        Up 10.9%
Diluted Earnings per Share              $1.01           $.90        Up $.11        Up 12.2%
--------------------------------------------------------------------------------------------

    The company's excellent financial performance in the second quarter represents its eleventh consecutive quarter of double-digit earnings per share growth. Anheuser-Busch's consistent, dependable double-digit earnings per share growth has been achieved despite changes in the economic environment. The company anticipates continued strong performance for the remainder of the year and achieving its 12% earnings per share growth target for 2001.

RESULTS OF OPERATIONS
---------------------
    Anheuser-Busch achieved gross sales of $3.9 billion and $7.4 billion, and net sales of $3.4 billion and $6.4 billion, respectively, in the second quarter and first six months of 2001. These amounts represent gross sales increases over 2000 of $124 million, or 3.3% for the second quarter, and $298 million, or 4.2% for the first six months. Net sales increased over 2000 by $115 million, or 3.5% and $285 million, or 4.7% for the same periods. The difference between gross sales and net sales reflects domestic and international beer excise taxes paid by the company on its products.
    The increases in both gross and net sales were primarily due to strong revenue per barrel growth and increased beer sales volume in domestic beer operations. Domestic beer net sales increased 5% for both the second quarter and first six months of 2001. The international beer and entertainment segments also contributed to the sales increases for the first six months of 2001.
    Domestic revenue per barrel grew 3.8% in the second quarter, and 3.2% for the first six months of 2001, compared to the respective periods last year. Revenue per barrel has now increased by 2% or more for eleven consecutive quarters. The growth rate accelerated in the first half of 2001 based on the favorable industry environment and the company's successful strategy to reduce discounting while continuing to gain market share.
    The consistent increases in revenue per barrel reflect the company's sharp focus on beer profit margin growth. Gross and operating profit margins increased 100 basis points during the second quarter 2001 versus last year, and return on capital employed has increased significantly over the past twelve months versus the prior period.
    Consistent with the company's practice of implementing annual price increases in two phases, the company is currently evaluating opportunities for selected pricing actions in the fourth quarter 2001. The scope of the revenue enhancement initiatives, which will again be tailored to specific markets, brands and packages, has not been finalized.
    Domestic beer sales-to-wholesalers volume increased 1.1% for the second quarter and 1.6% for the first six months of 2001 compared to the same periods last year. Sales volume growth was led by the Bud Family, especially
Bud Light. Wholesaler sales-to-retailers volume for the second quarter plus the first week in July was up 1.2% and increased 0.8% year-to-date through the same July period. Including the first week of July eliminates the distortion in sales-to-retailers caused by the key 4th of July holiday falling mid-week in 2001 versus 2000. Wholesaler sales-to-retailers volume for the second quarter and first six months of 2001 increased 0.8% and 0.6%, respectively, versus comparable prior year periods. These comparisons are also impacted by an exceptionally strong first half of 2000, when sales-to-retailers volume increased 3.9% over the prior year. For the full year, the company expects both sales-to-wholesalers and sales-to-retailers to be up about 1.5%.

    The company's reported beer volume is summarized in the following table:

----------------------------------------------------------------------------------------------------
                            Reported Beer Volume (millions of barrels)
---------------------------------------------------------------------------------------------------
                                         Second Quarter                 Six Months Ended June 30
                                  -----------------------------       -----------------------------
                                                 vs. 2000                            vs. 2000
                                            -------------------                 -------------------
                                  2001      Barrels        %          2001      Barrels        %
                                  ----      -------    --------       ----      -------    --------
Domestic                          26.1       Up 0.3     Up 1.1%       50.3       Up 0.8     Up 1.6%
International                      2.1       Up 0.2     Up 9.3%        3.7       Up 0.3     Up 8.6%
                                  ----       ------    --------       ----       ------    --------
   Worldwide A-B Brands           28.2       Up 0.5     Up 1.7%       54.0       Up 1.1     Up 2.1%
Int'l Equity Partner Brands        4.6       Up 0.5    Up 11.4%        8.6       Up 1.0    Up 13.5%
                                  ----       ------    --------       ----       ------    --------
   Total Brands                   32.8       Up 1.0     Up 3.0%       62.6       Up 2.1     Up 3.5%
                                  ====       ======    ========       ====       ======    ========
----------------------------------------------------------------------------------------------------


    Domestic beer sales-to-wholesalers for the first six months of 2001 were 50.3 million barrels, an increase of 800,000 barrels, or 1.6%. For the second quarter, domestic beer sales-to-wholesalers were 26.1 million barrels, up 300,000 barrels or 1.1% versus the second quarter 2000.
    Worldwide Anheuser-Busch beer sales volume for the second quarter 2001 rose to 28.2 million barrels, up 1.7% versus second quarter 2000. For the first six months of 2001, worldwide volume was up 2.1%, to 54.0 million barrels. Worldwide beer volume is comprised of domestic volume and international volume. Domestic volume represents Anheuser-Busch beer produced and shipped within the United States. International volume represents exports from the company's U.S. breweries to markets around the world, plus Anheuser-Busch brands produced overseas by company-owned breweries and under license and contract brewing agreements.
    Total volume, which combines worldwide Anheuser-Busch brand volume with equity volume (representing the company's share of its foreign equity partners' volume, primarily Modelo), was up 1.0 million barrels, or 3.0% in the second quarter 2001, and up 2.1 million barrels, or 3.5% year-to-date in 2001. In 2001, the company purchased an equity interest in Compania Cervecerias Unidas (CCU) and began including its pro rata share of CCU's beer volume in equity volume in the first quarter.
    The company's domestic market share (excluding exports) for the first six months of 2001 was 48.1%, an increase of 0.4 share points over 2000 market share of 47.7%. Domestic market share is determined based on industry sales estimates provided by the Beer Institute and export data provided by the U.S. Department of Commerce.
    Anheuser-Busch international beer volume, which excludes the company's share of Modelo and CCU volume, increased 200,000 barrels, or 9.3% for the second quarter, and 300,000 barrels, or 8.6% for the first six months of 2001. These increases are primarily the result of volume growth in China and Canada.
    Cost of products and services was $2.0 billion and $3.9 billion, respectively, for the second quarter and first six months of 2001, reflecting increases of $36.0 million, or 1.8% for the second quarter, and $119.6 million, or 3.2% for the first six months, compared to 2000. The increases in the cost of products and services are attributable to higher domestic beer volume, higher energy costs and increased packaging material costs. The costs of products and services for the first six months of 2000 included a $14 million charge related to prior year accounting errors at the company's label manufacturing business in Clarksville, Tennessee.
    Gross profit as a percentage of net sales was 40.6% for the second quarter and 39.1% for the first six months of 2001, increasing 100 and 90 basis points respectively, versus comparable periods in 2000.
    Marketing, distribution and administrative expenses for the second quarter 2001 were $563.7 million, an increase of $20.3 million, or 3.8%.
For the first six months of

2001, these expenses were $1.0 billion, an increase of $50.2 million, or 5.1% compared with 2000. The increases in these expenses in 2001 are principally due to Higher domestic beer marketing costs, including incremental spending for new product introductions, increased corporate expenses primarily related to higher employee benefit costs, and higher distribution costs in the second quarter due to the acquisition of a wholesaler in California.
    Operating income increased $59.5 million, or 7.9% in the second quarter 2001, and increased $132.5 million, or 10.0% for the first six months, versus comparable periods in 2000. These increases reflect increased domestic beer sales volume and higher revenue per barrel, plus improved results for international beer, packaging and entertainment operations.
    International beer segment net income was up 26.1% in the second quarter, and 28.5% for the first six months of 2001, due to improved operating profits and the strong underlying volume and earnings growth by Grupo Modelo. Equity income, net of tax, increased 24.2% in the second quarter and 23.9% for the first six months of 2001, to $77.5 million and $125.8 million, respectively. The company began including its share of CCU's income within the equity income line in the first quarter 2001. Operating profits for international beer operations, which exclude equity investments in Grupo Modelo and CCU, increased primarily due to volume gains in China and Canada.
    Packaging segment operating profits, excluding the $14 million adjustment related to the label manufacturing business in 2000, were up $1.4 million and $5.3 million, respectively, in the second quarter and first six months of 2001. These increases were primarily due to lower can manufacturing costs.

    Entertainment segment operating results for the second quarter 2001 increased $13.5 million versus the prior year. For the first six months of 2001, operating profits were up $20.7 million, excluding the $17.8 million pretax gain on the sale of SeaWorld Cleveland in the first quarter. The improved operating results are due to increased attendance, greater in-park spending and the impact of the new Discovery Cove park, which began operations in July 2000.
    Net interest cost (interest expense less interest income) was $91.4 million for the second quarter and $182.8 million for the first six months of 2001. This represents increases of $0.8 million, or 1.1% and $5.8 million, or 3.3% compared to the corresponding periods in 2000. The increases in net interest cost are due to higher average debt balances outstanding, mostly offset by lower average interest rates.
    Interest capitalized decreased $0.9 million and $0.6 million for the second quarter and first six months of 2001, respectively, to $7.4 million and $14.6 million, due to the timing of project in-service dates and lower average interest rates compared to the prior year.
    Other income/expense, net includes numerous items of a nonoperating nature that do not have a material impact on the company's consolidated results of operations, either individually or in the aggregate.
    Net income increased $46.0 million, or 9.6% during the second quarter 2001, and increased $90.1 million, or 10.9% for the first six months of 2001, versus the same periods last year. These increases reflect improved results in all segments, led by volume and revenue per barrel increases for the domestic beer segment and international beer results, including significant equity earnings growth from Grupo Modelo.

    The effective tax rate for the first six months of 2001 was 38.6%, up
60 basis points versus 2000. The increase is primarily due to the impact of writing-off nondeductible goodwill associated with the sale of SeaWorld Cleveland.
    Diluted earnings per share for the second quarter and first six months were $.58 and $1.01, respectively, representing increases of 11.5% and 12.2%, compared to 2000. Earnings per share results for the first six months of 2001 include a one-half cent per share benefit from the sale of SeaWorld Cleveland, offset by comparable per share dilution from the CCU acquisition. Earnings per share also benefited from the company's ongoing share repurchase program. The company repurchased over 16 million shares in the first six months of 2001.

LIQUIDITY AND FINANCIAL CONDITION
---------------------------------
    Cash and marketable securities at June 30, 2001 were $171.5 million, an increase of $11.6 million from the December 31, 2000 balance. The principal source of the company's cash flow is cash generated by operations. Net issuance of debt provides an additional source of cash as necessary. Principal uses of cash are capital expenditures, business investments, share repurchase and dividends. See the Consolidated Statement of Cash Flows for additional information.
    Total outstanding debt increased $689.5 million during the six-month period ended June 30, 2001, as outlined below:

Debt Issuances ... $1.1 billion, comprised of the following:
--------------
    -- $496.1 million of commercial paper (5.5% weighted average rate) -- $300.0 million of debentures (6.8% fixed rate)
    --  $250.0 million of long-term notes (6.0% fixed rate)
    --  $51.0 million of long-term notes (floating rate)

    -- $2.6 million of industrial revenue bonds (5.75% weighted average rate) -- $17.8 million of miscellaneous increases

Debt Reduction ... $428.0 million, comprised of the following:
--------------
    --  $200.0 million of long-term notes (6.9% fixed rate)
    -- $162.8 million of dual-currency notes (floating rate) -- $40.0 million of ESOP debt (8.25% fixed rate)
    --  $7.5 million of medium-term notes (7.4% fixed rate)
    --  $17.7 million of miscellaneous reductions

    At June 30, 2001, $1.3 billion of commercial paper borrowings were outstanding. Commercial paper amounts up to $2 billion are classified as long-term since they are maintained on a long-term basis with on-going support provided by the company's $2 billion revolving credit agreement.
    In July 2001, Anheuser-Busch issued its remaining $50 million in registered debt, and subsequently filed $1 billion long-term debt registration statement with the Securities and Exchange Commission which gave the company $1 billion in total registered debt available for issuance.
    Capital expenditures for the first half of 2001 were $578.7 million, compared to $541.6 million for the same period in 2000. Full year 2001 capital expenditures are expected to be just over $1 billion.

Risk Management
---------------
    The company's derivatives holdings fluctuate during the year based on normal and recurring changes in purchasing and production activity. Since December 31, 2000, there have been no significant changes in the company's interest rate, commodity price and foreign currency exposures, changes in the types of derivative instruments used to hedge those exposures, or significant changes in underlying market conditions.
    Effective January 1, 2001, Anheuser-Busch adopted the provisions of
FAS 133, "Accounting for Derivative Instruments and Hedging Activities," which requires all derivative financial instruments the company holds to be reported on the balance sheet at fair value. Quarterly changes in fair value are recognized either in earnings or equity, depending on the nature of the underlying exposure and the related derivative. All the company's derivative positions at January 1, 2001 qualified for hedge accounting. As such, the adoption of FAS 133 was not material. See Note 7 of the Notes to the Consolidated Financial Statements for additional discussion.

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

Dividend Increase
-----------------
    On July 25, 2001, the Board of Directors approved an increase in the quarterly dividend on the company's common stock from 16-1/2 cents to 18 cents per share, an increase of 1-1/2 cents per share, or 9.1%. The dividend is payable September 10, 2001, to shareholders of record on August 9, 2001.

                         PART II - OTHER INFORMATION

ITEM 5:  OTHER INFORMATION

Investment in CCU
-----------------
    During the first six months of 2001, Anheuser-Busch purchased a 20% equity interest in Compania Cervecerias Unidas (CCU), the largest brewer in Chile. The company accounts for the CCU investment using the equity method. See Note 6 of the Notes to Consolidated Financial Statements for additional discussion.

Labor Negotiations
------------------
    On May 2, 2001, the company reached agreement with the International Brotherhood of Teamsters on a contract covering Anheuser-Busch brewery employees represented by the union. The contract runs through February 2004. All differences between the company and the union regarding pending National Labor Relations Board charges and litigation are resolved under the terms of the contract. Terms of the contract also include the company's final offer, which was implemented in September 1998, as well as provisions for a supplemental year.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


      (a) Exhibits
          --------
      12 - Ratio of Earnings to Fixed Charges

      (b) Reports on Form 8-K
          -------------------

          No reports on Form 8-K were filed during the three month period ending June 30, 2001.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               ANHEUSER-BUSCH COMPANIES, INC.
                               (Registrant)



                               /s/ W. Randolph Baker
                               -----------------------------------------------
                               W. Randolph Baker
                               Vice President and Chief Financial Officer
                               (Chief Financial Officer)
                               August 10, 2001





                               /s/ John F. Kelly
                               -----------------------------------------------
                               John F. Kelly
                               Vice President and Controller
                               (Chief Accounting Officer)
                               August 10, 2001