Form 10-K/A
period 2000-12-31
ANHEUSER BUSCH COMPANIES INC
filed 2001-09-27
CIK 310569

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K/A

                                  (AMENDMENT 2)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                         OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

       $1 PAR VALUE COMMON STOCK 897,348,540 SHARES AS OF MARCH 9, 2001

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Annual Report to Shareholders for
  the Year Ended December 31, 2000...........  PART I, PART II, and PART IV

Portions of Definitive Proxy Statement for
  Annual Meeting of Shareholders on April 25,
  2001.......................................  PART III and PART IV
========================================================================


Item 14 on pages 9 through 11 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2000 is amended by the addition of the following exhibits:



  Exhibit 23.2 -Consent of Independent Accountants

  Exhibit 23.3 -Consent of Independent Accountants

  Exhibit 23.4 -Consent of Independent Accountants

  Exhibit 99.2 -Form 11-K, Annual Report of the Anheuser-Busch Deferred Income
                Stock Purchase and Savings Plan for the fiscal year ended March 31, 2001.

  Exhibit 99.3 -Form 11-K, Annual Report of the Anheuser-Busch Deferred Income
                Stock Purchase and Savings Plan (For Employees covered by a Collective Bargaining Agreement) for the fiscal year ended March 31, 2001.

  Exhibit 99.4 -Form 11-K, Annual Report of the Anheuser-Busch Deferred Income
                Stock Purchase and Savings Plan (For Certain Hourly Employees of Anheuser-Busch Companies, Inc. and its Subsidiaries) for the fiscal year ended March 31, 2001.

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

Date: September 27, 2001

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

*   August A. Busch III           Chairman of the Board and President and     September 27, 2001
-------------------------------     Director (Principal Executive Officer)
(August A. Busch III)

*   W. Randolph Baker             Vice President and Chief Financial          September 27, 2001
-------------------------------     Officer (Principal Financial Officer)
(W. Randolph Baker)

*   John F. Kelly                 Vice President and Controller               September 27, 2001
-------------------------------     (Principal Accounting Officer)
(John F. Kelly)

*   Bernard A. Edison             Director                                    September 27, 2001
-------------------------------
(Bernard A. Edison)

*   Carlos Fernandez G.           Director                                    September 27, 2001
-------------------------------
(Carlos Fernandez G.)

*   John E. Jacob                 Director                                    September 27, 2001
-------------------------------
(John E. Jacob)

*   James R. Jones                Director                                    September 27, 2001
-------------------------------
(James R. Jones)

*   Charles F. Knight             Director                                    September 27, 2001
-------------------------------
(Charles F. Knight)

*   Vernon R. Loucks, Jr.         Director                                    September 27, 2001
-------------------------------
(Vernon R. Loucks, Jr.)

*   Vilma S. Martinez             Director                                    September 27, 2001
-------------------------------
(Vilma S. Martinez)



*   James B. Orthwein             Director                                    September 27, 2001
-------------------------------
(James B. Orthwein)

*   William Porter Payne          Director                                    September 27, 2001
-------------------------------
(William Porter Payne)

*   Joyce M. Roche                Director                                    September 27, 2001
-------------------------------
(Joyce M. Roche)

*   Patrick T. Stokes             Director                                    September 27, 2001
-------------------------------
(Patrick T. Stokes)

*   Andrew C. Taylor              Director                                    September 27, 2001
-------------------------------
(Andrew C. Taylor)

*   Douglas A. Warner III         Director                                    September 27, 2001
-------------------------------
(Douglas A. Warner III)

*   Edward E. Whitacre, Jr.       Director                                    September 27, 2001
-------------------------------
(Edward E. Whitacre, Jr.)


*  JOBETH G. BROWN
-------------------------------   September 27, 2001
JoBeth G. Brown
Attorney in Fact

                              EXHIBIT INDEX


Exhibit 23.2 -Consent of Independent Accountants

Exhibit 23.3 -Consent of Independent Accountants

Exhibit 23.4 -Consent of Independent Accountants

Exhibit 99.2 -Form 11-K, Annual Report of the Anheuser-Busch
              Deferred Income Stock Purchase and Savings Plan for the fiscal year ended March 31, 2001.

Exhibit 99.3 -Form 11-K, Annual Report of the Anheuser-Busch
              Deferred Income Stock Purchase and Savings Plan (For Employees Covered by a Collective Bargaining Agreement) for the fiscal year ended March 31, 2001.

Exhibit 99.4 -Form 11-K, Annual Report of the Anheuser-Busch
              Deferred Income Stock Purchase and Savings Plan (For Certain Hourly Employees of Anheuser-Busch Companies, Inc. and its Subsidiaries) for the fiscal year ended March 31, 2001.

                                                              Exhibit 23.2


[LOGO]

                                                 PricewaterhouseCoopers LLP
                                                 800 Market Street
                                                 St. Louis MO  63101
                                                 Telephone (314) 206 8500





                CONSENT OF INDEPENDENT ACCOUNTANTS
                ----------------------------------


We hereby consent to the incorporation by reference in this Registration Statement on Form S-8 (No. 33-39715, No. 33-58221 and No. 333-50058)
of our report dated February 6, 2001 relating to the financial statements, which appears in the 2000 Annual Report to Shareholders of Anheuser-Busch Companies, Inc., which is incorporated by reference in Anheuser-Busch Companies, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000. We also consent to the incorporation by reference of our report dated February 6, 2001 relating to the financial statement schedule, which appears in such Annual Report on Form 10-K. We also consent to the incorporation by reference in this Registration Statement of our report dated July 27, 2001, relating to the financial statements, which appears in the Annual Report of the Anheuser-Busch Deferred Income Stock Purchase and Savings Plan on Form 11-K for the year ended March 31, 2001.


/s/PRICEWATERHOUSECOOPERS LLP


St. Louis, Missouri
September 27, 2001

                                                               Exhibit 23.3

[LOGO]

                                                 PricewaterhouseCoopers LLP
                                                 800 Market Street
                                                 St. Louis MO  63101
                                                 Telephone (314) 206 8500


                CONSENT OF INDEPENDENT ACCOUNTANTS
                ----------------------------------


We hereby consent to the incorporation by reference in this Registration Statement on Form S-8 (No. 33-39714 and No. 33-58241) of our report dated February 6, 2001 relating to the financial statements, which appears in the 2000 Annual Report to Shareholders of Anheuser-Busch Companies, Inc., which is incorporated by reference in Anheuser-Busch Companies, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000. We also consent to the incorporation by reference of our report dated February 6, 2001 relating to the financial statement schedule, which appears in such Annual Report on Form 10-K. We also consent to the incorporation by reference in this Registration Statement of our report dated July 27, 2001, relating to the financial statements, which appears in the Annual Report of the Anheuser-Busch Deferred Income Stock Purchase and Savings Plan (For Employees Covered by a Collective Bargaining Agreement) on Form 11-K for the year ended March 31, 2001.


/s/PRICEWATERHOUSECOOPERS LLP


St. Louis, Missouri
September 27, 2001

                                                             Exhibit 23.4


[LOGO]

                                                 PricewaterhouseCoopers LLP
                                                 800 Market Street
                                                 St. Louis, MO  63101
                                                 Telephone (314) 206 8500


                 CONSENT OF INDEPENDENT ACCOUNTANTS
                 ----------------------------------


We hereby consent to the incorporation by reference in this Registration Statement on Form S-8 (No. 33-46846 and No. 333-71309) of our report dated February 6, 2001 relating to the financial statements, which appears in the 2000 Annual Report to Shareholders of Anheuser-Busch Companies, Inc., which is incorporated by reference in Anheuser-Busch Companies, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000. We also consent to the incorporation by reference of our report dated February 6, 2001 relating to the financial statement schedule, which appears in such Annual Report on Form 10-K. We also consent to the incorporation by reference in this Registration Statement of our report dated July 27, 2001, relating to the financial statements, which appears in the Annual Report of the Anheuser-Busch Deferred Income Stock Purchase and Savings Plan (For Certain Hourly Employees of Anheuser-Busch Companies, Inc. and its Subsidiaries) on Form 11-K for the year ended March 31, 2001.


/s/PRICEWATERHOUSECOOPERS LLP


St. Louis, Missouri
September 27, 2001

                                                               Exhibit 99.2



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 11-K


                 ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934



   (x) Annual report pursuant to Section 15(d) of the Securities Exchange Act of 1934

    For the Fiscal year ended March 31, 2001

                                       OR

   ( ) Transition report pursuant to Section 15(d) of the Securities Exchange Act of 1934 (NO FEE REQUIRED)

    For the Transition period From __________ to __________


    Commission File Number _________________



A. Full title of the plan and the address of the plan, if different from that of the issuer named below:


     ANHEUSER-BUSCH DEFERRED INCOME STOCK PURCHASE AND SAVINGS PLAN


B. Name of issuer of the securities held pursuant to the plan and the address of its principal executive office:


                     ANHEUSER-BUSCH COMPANIES, INC.
                            One Busch Place
                       St. Louis, Missouri 63118

Item 1.  Plan is subject to ERISA, see Item 4 for required information.


Item 2.  Plan is subject to ERISA, see Item 4 for required information.


Item 3.  Plan is subject to ERISA, see Item 4 for required information.


Item 4.  Financial Statements and Exhibits
         ---------------------------------

    (a)  Report of Independent Accountant

         Financial Statements:

             Statement of Net Assets Available for Benefits

             Statement of Changes in Net Assets Available for Benefits

         Notes to Financial Statements

         Additional Information*:

             Anheuser-Busch Companies, Inc. Defined Contribution Master Trust Statement of Net Assets Available for Benefits with Fund Information and Statement of Changes in Net Assets Available for Benefits with Fund Information

             Anheuser-Busch Companies, Inc. Defined Contribution Master Trust Statement of Changes in Net Assets Available for Benefits with Fund Information

    (b)  Exhibits:

         None

         *Schedules required by 29 CFR 2520.103-10 of Department of
          Labor's Rules and Regulations for Reporting and Disclosure under ERISA have been omitted because they are not applicable.

                                       2

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the trustees (or other persons who administer the Plan) have duly caused this annual report to be signed by the undersigned thereunto duly authorized.

                                 ANHEUSER-BUSCH DEFERRED INCOME
                                 STOCK PURCHASE AND SAVINGS PLAN






                                  By:      JOBETH G. BROWN
                                     --------------------------------
                                           JoBeth G. Brown
                                           Committee Member


Dated: September 27, 2001

[PRICEWATERHOUSECOOPERS LOGO]

                                                   PricewaterhouseCoopers LLP
                                                   800 Market Street
                                                   St. Louis, MO 63101
                                                   Telephone (314) 206 8500



                        REPORT OF INDEPENDENT ACCOUNTANT


To the Participants and Administrator
of the Anheuser-Busch Deferred Income
Stock Purchase and Savings Plan




In our opinion, the accompanying statement of net assets available for benefits and the related statement of changes in net assets available for benefits present fairly, in all material respects, the net assets available for benefits of the Anheuser-Busch Deferred Income Stock Purchase and Savings Plan (the "Plan") at March 31, 2001 and 2000, and the changes in net assets available for benefits for the years then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Plan's management; our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP



July 27, 2001

ANHEUSER-BUSCH DEFERRED INCOME STOCK
PURCHASE AND SAVINGS PLAN

STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS
MARCH 31, 2001 AND 2000
----------------------------------------------------------------------------------------------------------------
                                                                        MARCH 31,
                                                              2001                    2000
ASSETS
Contributions receivable:
   Participants                                          $    1,923,182          $    1,815,126
   Employer                                                   1,064,076                 914,547
                                                         --------------          --------------
                                                              2,987,258               2,729,673
                                                         --------------          --------------

Interest in Master Trust                                  1,911,308,568           1,465,137,827

      Total assets                                        1,914,295,826           1,467,867,500
                                                         --------------          --------------
LIABILITIES
Due to broker for securities purchased                       (3,153,471)                     --
Interest payable                                             (3,551,625)                     --
Notes payable                                               (86,100,000)            (86,100,000)
                                                         --------------          --------------

      Total liabilities                                     (92,805,096)            (86,100,000)
                                                         --------------          --------------

   Net assets available for benefits                     $1,821,490,730          $1,381,767,500
                                                         ==============          ==============




           The accompanying notes are an integral part of these financial statements.

ANHEUSER-BUSCH DEFERRED INCOME STOCK
PURCHASE AND SAVINGS PLAN

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
MARCH 31, 2001 AND 2000
-----------------------------------------------------------------------------------------------------------------------
                                                                                        FOR THE YEAR ENDED
                                                                                             MARCH 31,
                                                                                  2001                    2000
Additions to net assets attributed to:
   Contributions:
      Participants                                                         $   48,247,928          $   45,196,832
      Employer                                                                    149,137                 870,165
      Rollovers                                                                   445,243                      --
                                                                           --------------          --------------
         Total contributions                                                   48,842,308              46,066,997

   Investment income:
      Net realized and unrealized appreciation
        (depreciation) in fair value of investments                           490,329,805            (196,957,490)
      Interest                                                                  4,569,438               4,101,989
      Dividends                                                                 2,964,621               3,714,046
                                                                           --------------          --------------

         Total additions (deductions)                                         546,706,172            (143,074,458)
                                                                           --------------          --------------

Deductions from net assets attributed to:
   Distributions to participants                                              104,133,912              81,098,032
   Interest expense                                                             7,103,250               8,683,125
   Administrative expenses                                                         21,309                  18,112
                                                                           --------------          --------------

         Total deductions                                                     111,258,471              89,799,269
                                                                           --------------          --------------

Net increase (decrease)                                                       435,447,701            (232,873,727)

Net transfers in (out)                                                          4,275,529                (512,069)

Net assets available for benefits:
   Beginning of year                                                        1,381,767,500           1,615,153,296
                                                                           --------------          --------------

   End of year                                                             $1,821,490,730          $1,381,767,500
                                                                           ==============          ==============




                       The accompanying notes are an integral part of these financial statements.

ANHEUSER-BUSCH DEFERRED INCOME STOCK
PURCHASE AND SAVINGS PLAN

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2001
--------------------------------------------------------------------------------
1.    DESCRIPTION OF THE PLAN

      GENERAL
      The Anheuser-Busch Deferred Income Stock Purchase and Savings Plan (the
      Plan) was established as a result of an amendment to the Anheuser-Busch Employee Stock Purchase and Savings Plan (the Original Plan). The Original Plan was established by Anheuser-Busch, Inc., effective April 1, 1976. The Original Plan was divided into two separate plans effective January 1, 1985: the Deferred Income Stock Purchase and Savings Plan and the Employee Stock Purchase and Savings Plan. The Plan is a continuation of the Original Plan except that certain additional features were added, including provisions for Before-Tax Contributions pursuant to Section 401(k) of the Internal Revenue Code. Additionally, eligibility was limited to employees not covered by a collective bargaining agreement. Effective July 1, 1994, the Plan was divided into two separate plans, one of which is a continuation of the Plan as amended, and the other of which is the Anheuser-Busch Deferred Income Stock Purchase and Savings Plan (For Certain Hourly Employees of the Earthgrains Company). The Plan covers employees of Anheuser-Busch Companies, Inc. (the Company) and certain subsidiaries of the Company. The following is intended to provide only a general description of the Plan's provisions. Participants should refer to the Plan document for more complete information.

      PLAN ADMINISTRATION
      The Plan's named fiduciaries are the Company, as Sponsor and Plan Administrator, and Mellon Bank, N.A. as the Trustee. As Sponsor, the Company has the right to amend the Plan, designate the Plan's named fiduciaries and exercise all fiduciary functions necessary for the operation of the Plan except those which are assigned to another named fiduciary by the Plan or the related trust agreement. The Company has appointed an Administrative Committee to exercise the authority and responsibility for the general administration of the Plan. The Trustee has the exclusive authority and discretion to invest, manage and hold the assets of the trust in accordance with the provisions of the Plan and the separate trust agreement.

      The Plan was amended effective June 1, 1989, to add provisions to make the Plan a stock bonus plan and to permit the leveraged acquisition of Company stock by the Plan. As such, the Plan is subject to the requirements of an employee stock ownership plan (ESOP) under Section 4975(e)(7) of the Internal Revenue Code. The Trustee was specifically empowered to enter into loans, on behalf of the Plan, and guaranteed by the Company, to acquire Company stock or to repay a prior ESOP loan.

      Effective April 1, 1994, the Plan was amended to incorporate various changes to the Plan, including changes in participants' contribution limits, changes in company matching contributions, the addition of the Managed Balanced Fund and Indexed Balanced Fund investment options, and the decrease in the vesting period from three years to two years.

      Effective April 1, 2000, the Plan was amended to incorporate various changes to the Plan, including the addition of the Small/Mid Cap Stock Index Fund and International Stock Index Fund, the renaming of the Equity Index Fund to the Large Cap Stock Index Fund, and the acceptance of rollover contributions into the Plan.

ANHEUSER-BUSCH DEFERRED INCOME STOCK
PURCHASE AND SAVINGS PLAN

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2001
--------------------------------------------------------------------------------

      PLAN PARTICIPATION
      Each employee of a participating employer (other than employees covered by a collective bargaining agreement) of the Company is eligible to participate in the Plan after completing one year of service in which 1,000 hours of service are completed. Participation by eligible employees is voluntary.

      CONTRIBUTIONS
      A participant may make matched and unmatched contributions. Both matched and unmatched contributions may be before-tax or after-tax.
      A participant may contribute from 1% to 6% of their base compensation through payroll deductions for Before-Tax Matched Contributions and After-Tax Matched Contributions. The sum of these matched contributions may not be less than 1% nor more than 6% of the participant's base compensation. In addition, a participant may contribute from 1% to 10% of their base compensation through payroll deductions for Before-Tax Unmatched Contributions and After-Tax
      Unmatched Contributions; however, the unmatched contribution rates may not exceed 10% of the participant's base compensation and are subject to other limitations as set forth in the Plan agreement. In addition, the sum of Before-Tax Matched and Unmatched Contributions must not exceed 16% of a participant's base compensation, subject to certain limitations of the Internal Revenue Code. The participant's employer then contributes a matching amount, determined annually, based on the relationship of the Company's net income to its payroll for the year most recently ended. However, in no event may the participating employer's matching contribution be less than 33-1/3% nor more than 100% of the aggregate participant contributions. The Company may, however, contribute an amount in excess of the matching contribution to enable the Plan to meet its debt service payments.

      The Company may also be required to make a Supplemental Contribution as determined by the Administrative Committee in accordance with the Plan document. Supplemental Contributions are made by transferring shares of Anheuser-Busch Common Stock from the ESOP and allocating the shares to participants who have account balances as of the end of the Plan year, or by a cash payment from the Company, and are required to be made within 180 days of the Plan's year end. For the year ended
      March 31, 2001, 329,098 shares with a value of $14,891,700 were transferred from the ESOP to participant accounts on April 3, 2001 for the required Supplemental Contribution. For the year ended
      March 31, 2000, 159,985 shares with a value of $10,709,064 were transferred from the ESOP to participant accounts on April 6, 2000 for the required Supplemental Contribution.

      Employee contributions vest and become non-forfeitable immediately. Company contributions for participants actively employed by the Company on or prior to March 31, 1991 vest immediately. For participants subsequently employed, Company contributions vest and become non-forfeitable after two years of service. Company contributions also vest upon termination of employment by reason of death, permanent disability, entry into military service, layoff exceeding twelve months, upon termination of employment for any reason, including retirement, after reaching age 60, or in the event of a "change of control" in the Company (as defined in the Plan). Forfeitures of nonvested balances reduce future employer contributions. There were

ANHEUSER-BUSCH DEFERRED INCOME STOCK
PURCHASE AND SAVINGS PLAN

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2001
-------------------------------------------------------------------------------

      $26,312 and $17,247 in forfeitures during the years ended March 31, 2001 and 2000, respectively.

      INVESTMENTS
      The Trustee maintains an Anheuser-Busch Companies, Inc. Stock Fund, an Earthgrains Company Stock Fund, a Short-Term Fixed Income Fund, a Medium-Term Fixed Income Fund, a Large Cap Stock Index Fund, a Managed Balanced Fund, an Index Balanced Fund, a Small/Mid Cap Stock Index Fund, and an International Stock Index Fund for the investment of participant and employer contributions. All employer contributions are invested in the Company Stock Fund. At least one-half of each participant's both Before-Tax and After-Tax Matched Contributions shall be invested in the Company Stock Fund for certain periods of time. The participant may direct the remaining one-half of each type of matched contributions and all unmatched contributions to be invested in increments of 1% into any fund established under the Plan. Earnings are reinvested in the fund to which they relate.

      The Anheuser-Busch Companies, Inc. Defined Contribution Master Trust (Master Trust) has been established for each of the investment funds for the investment of the Plan's assets and the assets of the other stock purchase and savings plans sponsored by the Company.

      DISTRIBUTIONS
      The Plan permits in-service withdrawals as defined in the Plan document, subject to certain restrictions. Distributions for terminations are comprised of the participant's personal contribution portion and the vested Company contribution portion of their account. Distributions for whole numbers of shares held in the Company stock fund are payable in Company shares while the value of fractional shares and all interests in the other funds are payable in cash. Alternatively, the participant may elect to have non-share investments transferred to the Company Stock Fund and distributed thereafter in shares with fractional shares distributed in cash. In-service distributions are payable at the election of the participant in Company shares or in cash.

      PARTICIPANT LOANS
      A participant may borrow from Before-Tax and/or After-Tax vested account balances, subject to certain conditions. The minimum loan amount is $1,000; the maximum amount is the lesser of $50,000 less the highest outstanding loan balance under the Plan during the one-year period ending on the day before the loan is made, or 50% of the vested account balance. The interest rate for the life of the loan is set quarterly at prime plus one percentage point as of the end of the preceding quarter. The term of a loan for the purchase of a principal residence may be up to 10 years; the term of a loan for any other reason may not exceed 5 years.

      PLAN EXPENSES
      Under the Master Trust agreement with the Trustee, the Company may pay all expenses incurred in the administration of the Master Trust, including trustee fees, but is not obligated to do so. Trustee expenses not paid by the Company are paid by the Master Trust and proportionately allocated to the participating plans. All other expenses are paid by the Plan.

ANHEUSER-BUSCH DEFERRED INCOME STOCK
PURCHASE AND SAVINGS PLAN

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2001
--------------------------------------------------------------------------------

      PLAN TERMINATION
      The Company anticipates that the Plan will continue without interruption but reserves the right to terminate its participation in the Plan subject to the provisions of the Employee Retirement Income Securities Act of 1974 (ERISA). Such termination would result in the immediate and full vesting of each participant's account balance. The Trustee would then retain the assets until otherwise distributable under the Plan.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF ACCOUNTING
      The Plan's financial statements are prepared on the accrual basis of accounting.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of additions to and deductions from net assets during the reporting period. Actual results could differ from those estimates.

      INVESTMENT VALUATION
      Investments in common stock, U.S. government securities, and corporate debt instruments are stated at fair value based on the quoted market price at March 31 each year. Investments in interest bearing cash, insurance contracts, interests in common/collective trusts, and interests in registered investment companies are stated at fair value as determined by the Trustee. Participant loans are valued at cost which approximates fair value.

      Investment securities are exposed to various risks, such as interest rate, market, and credit risk. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks in the near term could materially affect the amounts reported in the Statement of Net Assets Available for Benefits.

      SECURITY TRANSACTIONS AND INVESTMENT INCOME
      Investment purchases and sales, and related realized gains and losses, are recorded on the trade date. Interest income is recorded as earned. Dividend income is recorded on the ex-dividend date. Net realized and unrealized appreciation/depreciation in fair value of investments is comprised of the change in market value from the beginning to the end of the Plan year for investments retained in the Plan, and realized gains and losses on security transactions which represent the difference between proceeds and cost.

ANHEUSER-BUSCH DEFERRED INCOME STOCK
PURCHASE AND SAVINGS PLAN

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2001
--------------------------------------------------------------------------------


      ALLOCATION OF ASSETS
      The Plan participates in the Master Trust established for the investments of this plan and the other stock purchase and savings plans sponsored by the Company. Units of participation in the Master Trust are allocated to participating plans based on the relationship of individual plan contributions to the market value of the Master Trust. Earned income, realized and unrealized gains and losses, and administrative expenses are retained in the Master Trust and are allocated to participating plans by the Trustee, based on units of participation on the transaction date.

      DISTRIBUTIONS TO PARTICIPANTS
      Distributions are recorded when paid.

3.    INTERESTS IN ANHEUSER-BUSCH COMPANIES, INC. DEFINED CONTRIBUTION
      MASTER TRUST

      Effective September 1, 1995 the Company and the Trustee entered into a new master trust agreement. On September 1, 1995, in accordance with the agreement, the Plan exchanged its investments in: the Anheuser-Busch Companies, Inc. Common Stock Fund, the Anheuser-Busch Companies, Inc. Short-Term Fixed Income Master Trust, the Anheuser-Busch Companies, Inc. Medium-Term Fixed Income Master Trust, the Anheuser-Busch Companies, Inc. Capital Equity Index Fund Master Trust, the Anheuser-Busch Companies, Inc. Managed Balanced Fund Master Trust, and the Anheuser-Busch Companies, Inc. Indexed Balanced Fund Master Trust for units of participation in the Anheuser-Busch Companies, Inc. Defined Contribution Master Trust. Effective March 26, 1996 the Earthgrains Company Stock Fund was also added to the Anheuser-Busch Companies, Inc. Defined Contribution Master Trust. Effective December 1, 2000 the Small/Mid Cap Stock Index Fund and the International Stock Index Fund were added to the Anheuser-Busch Companies, Inc. Defined Contribution Master Trust. The assets of the Master Trust are held by Mellon Bank, N.A.

      At March 31, 2001 and 2000, the Plan's interest in the net assets of the Master Trust was approximately 56% of total Master Trust assets.

ANHEUSER-BUSCH DEFERRED INCOME STOCK
PURCHASE AND SAVINGS PLAN

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2001
--------------------------------------------------------------------------------
      The following table presents the fair value of investments for the Master Trust:

                                                                                     MARCH 31,
                                                                           2001                   2000
      Investments at fair value:
         Anheuser-Busch common stock*                                $2,951,379,995          $2,117,179,454
         Short-term fixed income                                         34,545,406              18,158,341
         Medium-term fixed income                                        46,401,988              34,310,091
         Large cap index*                                               222,615,011             312,617,971
         Managed balanced                                                20,518,875              23,492,650
         Index balanced                                                  21,179,199              24,615,260
         Small/Mid cap index                                              7,132,411                      --
         International stock index                                        3,660,448                      --
         Participant loans                                               91,422,775              89,214,927
         Earthgrains Company common stock                                20,085,877              16,821,396
                                                                     --------------          --------------
                                                                     $3,418,941,985          $2,636,410,090
                                                                     ==============          ==============

      * Represents more than 5% of net assets available for benefits.


      Investment income for the Master Trust is as follows:

                                                                               YEAR ENDED MARCH 31,
                                                                          2001                    2000
      Net appreciation (depreciation) in fair value
       of investments:
         Anheuser-Busch common stock                                  $944,625,016          $(475,135,162)
         Short-term fixed income                                           499,922               (152,262)
         Medium-term fixed income                                        4,330,094             (1,070,485)
         Large cap index                                               (66,014,432)            44,964,482
         Managed balanced                                               (2,136,459)             3,215,041
         Index balanced                                                 (1,609,721)             2,167,089
         Small/Mid cap index                                            (1,204,398)                    --
         International stock index                                        (242,359)                    --
         Earthgrains Company common stock                                6,709,053             (8,416,585)
                                                                      ------------          -------------

                                                                       884,956,716           (434,427,882)
                                                                      ------------          -------------

      Interest                                                          15,796,194             16,960,794
      Dividends                                                         41,538,499             40,311,360
                                                                      ------------          -------------

                                                                      $942,291,409          $(377,155,728)
                                                                      ============          =============

ANHEUSER-BUSCH DEFERRED INCOME STOCK
PURCHASE AND SAVINGS PLAN

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2001
--------------------------------------------------------------------------------

      Further financial information for the Anheuser-Busch Companies, Inc. Defined Contribution Master Trust as of and for the years ended March 31, 2001 and 2000 are included as Appendix A and B.

4.    FEDERAL INCOME TAX STATUS

      The Internal Revenue Service has determined and informed the Company by a letter dated January 30, 1995, that the Plan is designed in accordance with applicable sections of the Internal Revenue Code. Therefore, the underlying trust of such a Plan is exempt from federal income taxes under Section 501 of the Internal Revenue Code. The Plan has been amended since receiving the determination letter. However, the Plan Administrator and the Plan's tax counsel believe that the Plan is currently designed and being operated in compliance with the applicable requirements of the Internal Revenue Code. Therefore, no provision for income taxes has been included in the Plan's financial statements.

5.    NOTES PAYABLE

      In June 1989, the Plan issued $250 million in guaranteed 8.32% ESOP notes (Notes) to a group of insurance companies and other financial institutions. In September 1993, the interest rate was reduced to 8.25% per annum retroactive to January 1, 1993. Interest is payable on March 31 and September 30 of each year. Principal is payable in annual installments until maturity on March 31, 2004. The Notes are guaranteed by Anheuser-Busch Companies, Inc. and Anheuser-Busch, Inc. Proceeds of the Notes were used to purchase 5,665,723 shares of Company stock, the unallocated portion of which is pledged as collateral for the Notes. The shares are maintained in the Company Stock Fund and are released and allocated to Plan participants based on calculations specified in the Plan document as contributions are made to the Plan. During the years ended March 31, 2001 and 2000, 1,453,474 and 1,492,616 shares were released to participants, respectively. At March 31, 2001 and 2000 the Company Stock Fund held 4,139,168 and 5,592,642 unallocated shares, respectively.

      Principal maturities for each of the years ending March 31, are as follows:

            2002                                      $20,950,000
            2003                                       22,000,000
            2004                                       23,150,000
                                                      -----------
                                                      $66,100,000
                                                      ===========


      The principal due on March 31, 2001 of $20,000,000 was not paid until April 2, 2001, the first business day after March 31, 2001. This amount is therefore included as a Plan liability at March 31, 2001.

ANHEUSER-BUSCH DEFERRED INCOME STOCK
PURCHASE AND SAVINGS PLAN

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2001
--------------------------------------------------------------------------------

6.    RECONCILIATION OF FINANCIAL STATEMENTS TO 5500

      The following is a reconciliation of net assets available for benefits per the financial statements at March 31, 2001 and 2000 to the Plan's Form 5500:

                                                               2001                  2000
      Net assets available for benefits per the
        financial statements                              $1,821,490,730        $1,381,767,500
      Amounts allocated to withdrawing participants           (7,751,538)                   --
                                                          --------------        --------------
                                                          $1,813,739,192        $1,381,767,500
                                                          ==============        ==============

      The following is a reconciliation of benefits paid to participants per the financial statements for the year ended March 31, 2001 to the Plan's Form 5500:

                                                               2001
      Benefits paid to participants per the
        financial statements                              $104,133,912

      Add: Amounts allocated to withdrawing
        participants at March 31, 2001                       7,751,538
                                                          ------------
      Benefits paid to participants per Form 5500         $111,885,450
                                                          ============

      Amounts allocated to withdrawing participants are recorded on the Form 5500 for benefit claims that have been processed and approved for payment prior to March 31, 2001, but not yet paid as of that date.

7.    TRANSACTIONS WITH PARTIES-IN-INTEREST

      During the years ended March 31, 2001 and 2000, transactions with the Company included aggregate common stock purchases totaling $50,629,841 and $49,050,810, respectively, and aggregate common stock sales totaling $26,574,740 and $2,061,511, respectively. These transactions are allowable party-in-interest transactions under Section 408(e) and 408(b)(8) of ERISA and the regulations promulgated thereunder.

      During the years ended March 31, 2001 and 2000, the Plan purchased and sold investments in the Employee Benefit Temporary Investment Fund of Mellon Bank N.A., the Plan trustee. Transactions with the Fund included aggregate investment purchases totaling $103,208,565 and $74,564,760, respectively and aggregate investment sales totaling $86,728,669 and $73,050,624, respectively. These transactions are allowable party-in-interest transactions under Section 408(e) and 408(b)(8) of ERISA and the regulations promulgated thereunder.

8.    STOCK SPLIT

      All share and per share information has been adjusted to reflect the Company's Board of Directors approved 2-for-1 stock split effective September 19, 2000.

9.    SUBSEQUENT EVENT

      As a result of the purchase of The Earthgrains Company by Sara Lee Corporation, participants holding investments in the Earthgrains Company stock fund were given a tender offer of $40.25 per share. On August 10, 2001, participants of the Plan holding investments in the Earthgrains Company stock fund were allocated a total of $20,197,392 in exchange for their investments in the fund.

ANHEUSER-BUSCH DEFERRED INCOME STOCK PURCHASE AND SAVINGS PLAN                                                         APPENDIX A
                                                                                                                      PAGE 1 OF 2
ANHEUSER-BUSCH COMPANIES, INC. DEFINED CONTRIBUTION MASTER TRUST
STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS WITH FUND INFORMATION
MARCH 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                          ANHEUSER-BUSCH        SHORT-TERM      MEDIUM-TERM        LARGE            MANAGED
                                          COMPANIES, INC.      FIXED INCOME     FIXED INCOME        CAP            BALANCED
                                            STOCK FUND             FUND             FUND            FUND             FUND
ASSETS
Investments, at fair value:
   Anheuser-Busch Companies,
     Inc. Common Stock*                   $2,882,256,925       $        --      $        --     $         --      $        --
   Interest bearing cash                      69,123,070                --               --               --               --
   U.S. government securities                         --        16,455,200               --               --               --
   Corporate debt instruments                         --        15,396,224               --               --               --
   Insurance contracts                                --                --       46,401,988               --       20,518,875
   Interest in common/
     collective trusts                                --                --               --               --               --
   Interest in registered
     investment companies                             --                --               --               --               --
   Loans to participants                              --                --               --               --               --
   Earthgrains Company, Inc.
     common stock                                     --                --               --               --               --
   Other investments*                                 --         2,693,982               --      222,615,011               --
                                          --------------       -----------      -----------     ------------      -----------
      Total investments                    2,951,379,995        34,545,406       46,401,988      222,615,011       20,518,875
                                          --------------       -----------      -----------     ------------      -----------
         Total assets                      2,951,379,995        34,545,406       46,401,988      222,615,011       20,518,875
                                          --------------       -----------      -----------     ------------      -----------
LIABILITIES
Due to broker for securities
  purchased                                           --        (3,311,840)         (76,243)        (564,112)         (60,183)
Interest payable                              (7,103,250)               --               --               --               --
Notes payable                               (172,200,000)               --               --               --               --
                                          --------------       -----------      -----------     ------------      -----------
         Total liabilities                  (179,303,250)       (3,311,840)         (76,243)        (564,112)         (60,183)
                                          --------------       -----------      -----------     ------------      -----------
Net assets available for benefits         $2,772,076,745       $31,233,566      $46,325,745     $222,050,899      $20,458,692
                                          ==============       ===========      ===========     ============      ===========

                                      INDEX                                                       EARTHGRAINS
                                     BALANCED      SMALL/MID     INTERNATIONAL    PARTICIPANT       COMPANY
                                       FUND        CAP FUND       STOCK FUND       LOAN FUND      STOCK FUND          TOTAL
ASSETS
Investments, at fair value:
   Anheuser-Busch Companies,
     Inc. Common Stock*            $        --     $       --     $       --      $        --     $        --     $2,882,256,925
   Interest bearing cash                    --             --            607               --             185         69,123,862
   U.S. government securities               --             --             --               --              --         16,455,200
   Corporate debt instruments               --             --             --               --              --         15,396,224
   Insurance contracts                      --             --             --               --              --         66,920,863
   Interest in common/
     collective trusts              19,042,785      7,132,411             --               --              --         26,175,196
   Interest in registered
     investment companies            2,136,414             --      3,659,841               --              --          5,796,255
   Loans to participants                    --             --             --       91,422,775              --         91,422,775
   Earthgrains Company, Inc.
     common stock                           --             --             --               --      19,989,407         19,989,407
   Other investments*                       --             --             --               --          96,285        225,405,278
                                   -----------     ----------     ----------      -----------     -----------     --------------
      Total investments             21,179,199      7,132,411      3,660,448       91,422,775      20,085,877      3,418,941,985
                                   -----------     ----------     ----------      -----------     -----------     --------------
         Total assets               21,179,199      7,132,411      3,660,448       91,422,775      20,085,877      3,418,941,985
                                   -----------     ----------     ----------      -----------     -----------     --------------
LIABILITIES
Due to broker for securities
  purchased                            (59,182)       (28,867)       (13,353)              --              --         (4,113,780)
Interest payable                            --             --             --               --              --         (7,103,250)
Notes payable                               --             --             --               --              --       (172,200,000)
                                   -----------     ----------      ---------      -----------     -----------     --------------
         Total liabilities             (59,182)       (28,867)       (13,353)              --              --       (183,417,030)
                                   -----------     ----------     ----------      -----------     -----------     --------------
Net assets available for benefits  $21,120,017     $7,103,544     $3,647,095      $91,422,775     $20,085,877     $3,235,524,955
                                   ===========     ==========     ==========      ===========     ===========     ==============


* Represents more than 5% of net assets available for benefits

ANHEUSER-BUSCH DEFERRED INCOME STOCK PURCHASE AND SAVINGS PLAN                                                         APPENDIX A
                                                                                                                      PAGE 2 OF 2
ANHEUSER-BUSCH COMPANIES, INC. DEFINED CONTRIBUTION MASTER TRUST
STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS WITH FUND INFORMATION
MARCH 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                          ANHEUSER-BUSCH        SHORT-TERM       MEDIUM-TERM       EQUITY           MANAGED
                                          COMPANIES, INC.      FIXED INCOME     FIXED INCOME       INDEX           BALANCED
                                            STOCK FUND            FUND              FUND            FUND             FUND
ASSETS
Investments, at fair value:
   Anheuser-Busch Companies,
     Inc. Common Stock*                   $2,098,157,882       $        --      $        --     $         --      $        --
   Interest bearing cash                      19,021,572                --               --               --               --
   U.S. government securities                         --         4,311,292               --               --               --
   Corporate debt instruments                         --        10,651,050               --               --               --
   Insurance contracts                                --                --       34,310,091               --       23,492,650
   Interest in common/
     collective trusts                                --                --               --               --               --
   Loans to participants                              --                --               --               --               --
   Earthgrains Company, Inc.
     common stock                                     --                --               --               --               --
   Other investments*                                 --         3,195,999               --      312,617,971               --
                                          --------------       -----------      -----------     ------------      -----------
      Total investments                    2,117,179,454        18,158,341       34,310,091      312,617,971       23,492,650
                                          --------------       -----------      -----------     ------------      -----------
         Total assets                      2,117,179,454        18,158,341       34,310,091      312,617,971       23,492,650
                                          --------------       -----------      -----------     ------------      -----------
LIABILITIES
Notes payable                               (172,200,000)               --               --               --               --
                                          --------------       -----------      -----------     ------------      -----------
         Total liabilities                  (172,200,000)               --               --               --               --
                                          --------------       -----------      -----------     ------------      -----------
Net assets available for benefits         $1,944,979,454       $18,158,341      $34,310,091     $312,617,971      $23,492,650
                                          ==============       ===========      ===========     ============      ===========

                                                 INDEX                             EARTHGRAINS
                                               BALANCED          PARTICIPANT        COMPANY
                                                 FUND             LOAN FUND        STOCK FUND             TOTAL
ASSETS
Investments, at fair value:
   Anheuser-Busch Companies,
     Inc. Common Stock*                       $        --        $        --       $        --       $2,098,157,882
   Interest bearing cash                               --                 --             3,751           19,025,323
   U.S. government securities                          --                 --                --            4,311,292
   Corporate debt instruments                          --                 --                --           10,651,050
   Insurance contracts                                 --                 --                --           57,802,741
   Interest in common/
     collective trusts                         11,865,807                 --                --           11,865,807
   Loans to participants                               --         89,214,927                --           89,214,927
   Earthgrains Company, Inc.
     common stock                                      --                 --        16,781,172           16,781,172
   Other investments*                          12,749,453                 --            36,473          328,599,896
                                              -----------        -----------       -----------       --------------
      Total investments                        24,615,260         89,214,927        16,821,396        2,636,410,090
                                              -----------        -----------       -----------       --------------
         Total assets                          24,615,260         89,214,927        16,821,396        2,636,410,090
                                              -----------        -----------       -----------       --------------
LIABILITIES
Notes payable                                          --                 --                --         (172,200,000)
                                              -----------        -----------       -----------       --------------
         Total liabilities                             --                 --                --         (172,200,000)
                                              -----------        -----------       -----------       --------------
Net assets available for benefits             $24,615,260        $89,214,927       $16,821,396       $2,464,210,090
                                              ===========        ===========       ===========       ==============


* Represents more than 5% of net assets available for benefits

ANHEUSER-BUSCH DEFERRED INCOME STOCK PURCHASE AND SAVINGS PLAN                                                         APPENDIX B
                                                                                                                      PAGE 1 OF 2
ANHEUSER-BUSCH COMPANIES, INC. DEFINED CONTRIBUTION MASTER TRUST
STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS WITH FUND INFORMATION
FOR THE YEAR ENDED MARCH 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                          ANHEUSER-BUSCH    SHORT-TERM    MEDIUM-TERM       LARGE        MANAGED       INDEX
                                          COMPANIES, INC.  FIXED INCOME  FIXED INCOME        CAP        BALANCED      BALANCED
                                            STOCK FUND        FUND           FUND            FUND         FUND          FUND
Additions to net assets attributed to:
   Contributions:
      Participants                        $   61,477,474   $   893,149   $ 1,784,261    $ 15,692,287   $ 1,471,792   $ 1,463,397
      Employer                                 2,928,923            --            --              --            --            --
      Rollovers                                  139,459       449,907         3,089          31,479         7,351        10,879
                                          --------------   -----------   -----------    ------------   -----------   -----------
         Total contributions                  64,545,856     1,343,056     1,787,350      15,723,766     1,479,143     1,474,276

Investment income:
   Interest                                    2,926,612     1,660,261        14,717       3,774,531            --            --
   Dividends                                  41,304,515            --            --              --            --            --
   Net realized and unrealized
     appreciation in fair value
     of investments                          944,625,016       499,922     4,330,094     (66,014,432)   (2,136,459)   (1,609,721)
                                          --------------   -----------   -----------    ------------   -----------   -----------
         Total additions                   1,053,401,999     3,503,239     6,132,161     (46,516,135)     (657,316)     (135,445)
                                          --------------   -----------   -----------    ------------   -----------   -----------

Deductions from net assets attributed to:
   Distributions to participants             195,569,578     6,923,100     4,124,310      29,342,206     2,291,390     4,074,530
   Interest expense                           14,206,500            --            --              --            --            --
   Administrative expenses                        47,123            --            --              --            --            --
                                          --------------   -----------   -----------    ------------   -----------   -----------
         Total deductions                    209,823,201     6,923,100     4,124,310      29,342,206     2,291,390     4,074,530

Net increase (decrease)                      843,578,798    (3,419,861)    2,007,851     (75,858,341)   (2,948,706)   (4,209,975)

Net transfers in (out)                       (16,481,507)   16,495,086    10,007,803     (14,708,731)      (85,252)      714,732
                                          --------------   -----------   -----------    ------------   -----------   -----------
Net assets available for benefits:
   Beginning of year                       1,944,979,454    18,158,341    34,310,091     312,617,971    23,492,650    24,615,260
                                          --------------   -----------   -----------    ------------   -----------   -----------
   End of year                            $2,772,076,745   $31,233,566   $46,325,745    $222,050,899   $20,458,692   $21,120,017
                                          ==============   ===========   ===========    ============   ===========   ===========


                                                                                                EARTHGRAINS
                                               SMALL/MID      INTERNATIONAL     PARTICIPANT       COMPANY
                                               CAP FUND        STOCK FUND        LOAN FUND       STOCK FUND          TOTAL
Additions to net assets attributed to:
   Contributions:
      Participants                            $   113,841      $   53,743      $        --      $        --     $   82,949,944
      Employer                                         --              --               --               --          2,928,923
      Rollovers                                        --              --               --               --            642,164
                                              -----------      ----------      -----------      -----------     --------------
         Total contributions                      113,841          53,743               --               --         86,521,031

Investment income:
   Interest                                            --               6        7,419,696              371         15,796,194
   Dividends                                           --              --               --          233,984         41,538,499
   Net realized and unrealized
     appreciation in fair value
     of investments                            (1,204,398)       (242,359)              --        6,709,053        884,956,716
                                              -----------      ----------      -----------      -----------     --------------
         Total additions                       (1,090,557)       (188,610)       7,419,696        6,943,408      1,028,812,440
                                              -----------      ----------      -----------      -----------     --------------

Deductions from net assets attributed to:
   Distributions to participants                   37,583           1,170        1,109,272        2,012,738        245,485,877
   Interest expense                                    --              --               --               --         14,206,500
   Administrative expenses                             --              --               --               --             47,123
                                              -----------      ----------      -----------      -----------     --------------
         Total deductions                          37,583           1,170        1,109,272        2,012,738        259,739,500

Net increase (decrease)                        (1,128,140)       (189,780)       6,310,424        4,930,670        769,072,940

Net transfers in (out)                          8,231,684       3,836,875       (4,102,576)      (1,666,189)         2,241,925
                                              -----------      ----------      -----------      -----------     --------------
Net assets available for benefits:
   Beginning of year                                   --              --       89,214,927       16,821,396      2,464,210,090
                                              -----------      ----------      -----------      -----------     --------------
   End of year                                $ 7,103,544      $3,647,095      $91,422,775      $20,085,877     $3,235,524,955
                                              ===========      ==========      ===========      ===========     ==============

ANHEUSER-BUSCH DEFERRED INCOME STOCK PURCHASE AND SAVINGS PLAN                                                         APPENDIX B
                                                                                                                      PAGE 2 OF 2
ANHEUSER-BUSCH COMPANIES, INC. DEFINED CONTRIBUTION MASTER TRUST
STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS WITH FUND INFORMATION
FOR THE YEAR ENDED MARCH 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                          ANHEUSER-BUSCH        SHORT-TERM       MEDIUM-TERM       EQUITY           MANAGED
                                          COMPANIES, INC.      FIXED INCOME     FIXED INCOME       INDEX           BALANCED
                                            STOCK FUND            FUND              FUND            FUND             FUND
Additions to net assets attributed to:
   Contributions:
      Participants                        $   56,713,153       $   872,836     $ 1,953,230      $ 15,430,838      $ 1,401,989
      Employer                                 1,875,698                --              --                --               --
                                          --------------       -----------     -----------      ------------      -----------
         Total contributions                  58,588,851           872,836       1,953,230        15,430,838        1,401,989

Investment income:
   Interest                                    2,178,020         1,151,033       1,681,010         4,560,507               --
   Dividends                                  40,081,760                --              --                --               --
   Net realized and unrealized
     appreciation in fair value
     of investments                         (475,135,162)         (152,262)     (1,070,485)       44,964,482        3,215,041
                                          --------------       -----------     -----------      ------------      -----------
         Total additions                    (374,286,531)        1,871,607       2,563,755        64,955,827        4,617,030
                                          --------------       -----------     -----------      ------------      -----------

Deductions from net assets attributed to:
   Distributions to participants             189,895,233         6,424,286       4,175,506        25,748,533        1,912,599
   Interest expense                           17,366,250                --              --                --               --
   Administrative expenses                        38,459                --              --                --               --
                                          --------------       -----------     -----------      ------------      -----------
         Total deductions                    207,299,942         6,424,286       4,175,506        25,748,533        1,912,599
                                          --------------       -----------     -----------      ------------      -----------
Net increase (decrease)                     (581,586,473)       (4,552,679)     (1,611,751)       39,207,294        2,704,431

Net transfers in (out)                        46,817,512           374,469      (9,454,590)      (28,595,368)      (2,772,605)
                                          --------------       -----------     -----------      ------------      -----------
Net assets available for benefits:
   Beginning of year                       2,479,748,415        22,336,551      45,376,432       302,006,045       23,560,824
                                          --------------       -----------     -----------      ------------      -----------
   End of year                            $1,944,979,454       $18,158,341     $34,310,091      $312,617,971      $23,492,650
                                          ==============       ===========     ===========      ============      ===========

                                                 INDEX                             EARTHGRAINS
                                               BALANCED          PARTICIPANT         COMPANY
                                                 FUND             LOAN FUND        STOCK FUND            TOTAL
Additions to net assets attributed to:
   Contributions:
      Participants                            $ 1,433,141        $        --      $         --      $   77,805,187
      Employer                                         --                 --                --           1,875,698
                                              -----------        -----------      ------------      --------------
         Total contributions                    1,433,141                 --                --          79,680,885

Investment income:
   Interest                                       193,363          7,196,680               181          16,960,794
   Dividends                                           --                 --           229,600          40,311,360
  Net realized and unrealized
     appreciation in fair value
     of investments                             2,167,089                 --        (8,416,585)       (434,427,882)
                                              -----------        -----------      ------------      --------------
         Total additions                        3,793,593          7,196,680        (8,186,804)       (297,474,843)
                                              -----------        -----------      ------------      --------------

Deductions from net assets attributed to:
   Distributions to participants                2,213,787          1,132,676         2,468,730         233,971,350
   Interest expense                                    --                 --                --          17,366,250
   Administrative expenses                             --                 --                --              38,459
                                              -----------        -----------      ------------      --------------
         Total deductions                       2,213,787          1,132,676         2,468,730         251,376,059
                                              -----------        -----------      ------------      --------------
Net increase (decrease)                         1,579,806          6,064,004       (10,655,534)       (548,850,902)

Net transfers in (out)                         (3,326,023)        (4,017,925)       (2,075,594)         (3,050,124)
                                              -----------        -----------      ------------      --------------
Net assets available for benefits:
   Beginning of year                           26,361,477         87,168,848        29,552,524       3,016,111,116
                                              -----------        -----------      ------------      --------------
   End of year                                $24,615,260        $89,214,927      $ 16,821,396      $2,464,210,090
                                              ===========        ===========      ============      ==============

                                                               Exhibit 99.3


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 11-K


                 ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934



   (x) Annual report pursuant to Section 15(d) of the Securities Exchange Act of 1934

    For the Fiscal year ended March 31, 2001

                                       OR

   ( ) Transition report pursuant to Section 15(d) of the Securities Exchange Act of 1934 (NO FEE REQUIRED)

    For the Transition period From __________ to __________


    Commission File Number _________________



A. Full title of the plan and the address of the plan, if different from that of the issuer named below:


       ANHEUSER-BUSCH DEFERRED INCOME STOCK PURCHASE AND SAVINGS PLAN
        (For Employees Covered By A Collective Bargaining Agreement)


B. Name of issuer of the securities held pursuant to the plan and the address of its principal executive office:


                     ANHEUSER-BUSCH COMPANIES, INC.
                            One Busch Place
                       St. Louis, Missouri 63118

Item 1.   Plan is subject to ERISA, see Item 4 for required information.

Item 2.   Plan is subject to ERISA, see Item 4 for required information.

Item 3.   Plan is subject to ERISA, see Item 4 for required information.

Item 4.   Financial Statements and Exhibits
          ---------------------------------

    (a)   Report of Independent Accountant

          Financial Statements*:

             Statement of Net Assets Available for Benefits

             Statement of Changes in Net Assets Available for Benefits

          Notes to Financial Statements

          Additional Information*:

             Anheuser-Busch Companies, Inc. Defined Contribution Master Trust Statement of Net Assets Available for Benefits with Fund Information and Statement of Changes in Net Assets Available for Benefits with Fund Information

             Anheuser-Busch Companies, Inc. Defined Contribution Master Trust Statement of Changes in Net Assets Available for Benefits with Fund Information


    (b)   Exhibits:

          None

          * Schedules required by 29 CFR 2520.103-10 of the Department of Labor's Rules and Regulations for Reporting and Disclosure under ERISA have been omitted because they are not applicable.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the trustees (or other persons who administer the Plan) have duly caused this annual report to be signed by the undersigned thereunto duly authorized.

                                ANHEUSER-BUSCH DEFERRED INCOME STOCK
                                PURCHASE AND SAVINGS PLAN (FOR EMPLOYEES
                                COVERED BY A COLLECTIVE BARGAINING
                                AGREEMENT)






                                 By:       JOBETH G. BROWN
                                     -----------------------------------
                                           JoBeth G. Brown
                                           Committee Member


Dated: September 27, 2001

[PRICEWATERHOUSECOOPERS LOGO]

                                                   PricewaterhouseCoopers LLP
                                                   800 Market Street
                                                   St. Louis, MO 63101
                                                   Telephone (314) 206 8500

                       REPORT OF INDEPENDENT ACCOUNTANT


To the Participants and Administrator
of the Anheuser-Busch Deferred Income
Stock Purchase and Savings Plan (For
Employees Covered by a Collective
Bargaining Agreement)




In our opinion, the accompanying statement of net assets available for benefits and the related statement of changes in net assets available for benefits present fairly, in all material respects, the net assets available for benefits of the Anheuser-Busch Deferred Income Stock Purchase and Savings Plan (For Employees Covered by a Collective Bargaining Agreement) (the "Plan") at March 31, 2001 and 2000, and the changes in net assets available for benefits for the years then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP

July 27, 2001

ANHEUSER-BUSCH DEFERRED INCOME STOCK
PURCHASE AND SAVINGS PLAN
(FOR EMPLOYEES COVERED BY A COLLECTIVE BARGAINING AGREEMENT)

STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS
MARCH 31, 2001 AND 2000
--------------------------------------------------------------------------------
                                                       MARCH 31,
                                                 2001              2000
ASSETS
Contributions receivable
   Participants                           $      598,040    $      592,498
   Employer                                   13,251,117           259,247
                                          --------------    --------------
                                              13,849,157           851,745

Interest in Master Trust                   1,445,823,286     1,128,420,136
                                          --------------    --------------

      Total assets                         1,459,672,443     1,129,271,881
                                          --------------    --------------
LIABILITIES
Due to broker for securities purchased          (868,020)               --
Interest payable                              (3,551,625)               --
Notes payable                                (86,100,000)      (86,100,000)
                                          --------------    --------------

      Total liabilities                      (90,519,645)      (86,100,000)
                                          --------------    --------------

   Net assets available for benefits      $1,369,152,798    $1,043,171,881
                                          ==============    ==============




  The accompanying notes are an integral part of these financial statements.

ANHEUSER-BUSCH DEFERRED INCOME STOCK
PURCHASE AND SAVINGS PLAN
(FOR EMPLOYEES COVERED BY A COLLECTIVE BARGAINING AGREEMENT)

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
MARCH 31, 2001 AND 2000
---------------------------------------------------------------------------------------------------
                                                                  FOR THE YEAR ENDED
                                                                      MARCH 31,
                                                                2001              2000
Additions to net assets attributed to:
   Contributions:
      Participants                                        $   31,475,959    $   32,043,314
      Employer                                                    21,930           256,248
      Rollovers                                                  196,921                --
                                                          --------------    --------------
         Total contributions                                  31,694,810        32,299,562

   Investment income:
      Net realized and unrealized appreciation
      (depreciation) in fair value of investments            431,952,137      (190,906,215)
      Interest                                                 5,043,559         4,596,631
      Dividends                                                3,245,354         3,832,236
                                                          --------------    --------------

         Total additions (deductions)                        471,935,860      (150,177,786)
                                                          --------------    --------------
Deductions from net assets attributed to:
   Distributions to participants                             137,863,683       149,590,706
   Interest expense                                            7,103,250         8,683,125
   Administrative expenses                                        25,814            20,347
                                                          --------------    --------------

         Total deductions                                    144,992,747       158,294,178
                                                          --------------    --------------

Net increase (decrease)                                      326,943,113      (308,471,964)

Net transfers out                                               (962,196)       (2,272,369)


Net assets available for benefits:
   Beginning of year                                       1,043,171,881     1,353,916,214
                                                          --------------    --------------

   End of year                                            $1,369,152,798    $1,043,171,881
                                                          ==============    ==============




        The accompanying notes are an integral part of these financial statements.

ANHEUSER-BUSCH DEFERRED INCOME STOCK
PURCHASE AND SAVINGS PLAN
(FOR EMPLOYEES COVERED BY A COLLECTIVE BARGAINING AGREEMENT)

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2001
--------------------------------------------------------------------------------

1.    DESCRIPTION OF THE PLAN

      GENERAL
      The Anheuser-Busch Deferred Income Stock Purchase and Savings Plan (For Employees Covered by a Collective Bargaining Agreement) (the Plan) was established as a result of an amendment to the Anheuser-Busch Employee Stock Purchase and Savings Plan (the Original Plan). The Original Plan was established by Anheuser-Busch, Inc., effective April 1, 1976. The Original Plan was divided into two separate plans effective January 1, 1985: the Deferred Income Stock Purchase and Savings Plan and the Employee Stock Purchase and Savings Plan. The Plan is a continuation of the Original Plan except that certain additional features were added, including provisions for Before-Tax Contributions pursuant to Section 401(k) of the Internal Revenue Code. Upon amendment effective March 1, 1986, the Plan was created and limited eligibility to employees who are members of collective units and whose collective bargaining agreement specifically provides for participation of such members. The Plan covers eligible employees of Anheuser-Busch Companies, Inc. (the Company) and certain subsidiaries of the Company.

      PLAN ADMINISTRATION
      The Plan's named fiduciaries are the Company, as Sponsor and Plan Administrator, and Mellon Bank, N.A. as the Trustee. As Sponsor, the Company has the right to amend the Plan, designate the Plan's named fiduciaries and exercise all fiduciary functions necessary for the operation of the Plan except those which are assigned to another named fiduciary by the Plan or the related trust agreement. The Company has appointed an Administrative Committee to exercise the authority and responsibility for the general administration of the Plan. The Trustee has the exclusive authority and discretion to invest, manage and hold the assets of the trust in accordance with the provisions of the Plan and the separate trust agreement.

      The Plan was amended effective June 1, 1989, to add provisions to make the Plan a stock bonus plan and to permit the leveraged acquisition of Company stock by the Plan. As such, the Plan is subject to the requirements of an employee stock ownership plan (ESOP) under Section 4975(e)(7) of the Internal Revenue Code. The Trustee was specifically empowered to enter into loans, on behalf of the Plan, and guaranteed by the Company, to acquire Company stock or to repay a prior ESOP loan.

      Effective April 1, 1994, the Plan was amended to incorporate various changes to the Plan, including changes in participants' contribution limits, changes in Company matching contributions, the addition of the Managed Balanced Fund and Indexed Balanced Fund investment options, and the decrease in the vesting period from three years to two years.

      Effective April 1, 2000, the Plan was amended to incorporate various changes to the Plan, including the addition of the Small/Mid Cap Stock Index Fund and International Stock Index Fund, the renaming of the Equity Index Fund to the Large Cap Stock Index Fund, and the acceptance of rollover contributions into the Plan.

ANHEUSER-BUSCH DEFERRED INCOME STOCK
PURCHASE AND SAVINGS PLAN
(FOR EMPLOYEES COVERED BY A COLLECTIVE BARGAINING AGREEMENT)

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2001
--------------------------------------------------------------------------------

      PLAN PARTICIPATION
      Each employee of a participating employer (other than employees not covered by a collective bargaining agreement) of the Company is eligible to participate in the Plan after one year of service, during which the employee worked 1,000 hours. Participation by eligible employees is voluntary.

      CONTRIBUTIONS
      A participant may make matched or unmatched contributions. Both matched and unmatched contributions may be before-tax and after-tax. A participant may contribute from 1% to 6% of their base compensation through payroll deductions for Before-Tax Matched Contributions and After-Tax Matched Contributions. The sum of these matched contributions may not be less than 1% nor more than 6% of the participant's base compensation. In addition, a participant may contribute from 1% to 10% of their base compensation through payroll deductions for Before-Tax Unmatched Contributions and After-Tax Unmatched Contributions; however, the unmatched contribution rates may not exceed 10% of the participant's base compensation and are subject to other limitations as set forth in the Plan agreement. In addition, the sum of Before-Tax Matched and Unmatched Contributions must not exceed 16% of a participant's base compensation, subject to certain limitations of the Internal Revenue Code. The participant's employer then contributes a matching amount, determined annually, based on the relationship of the Company's net income to its payroll for the year most recently ended. However, in no event may the participating employer's matching contribution be less than 33-1/3% nor more than 100% of the aggregate participant contributions. The Company may, however, contribute an amount in excess of the matching contribution to enable the Plan to meet its debt service payments.

      The Company may also be required to make a Supplemental Contribution as determined by the Administrative Committee in accordance with the Plan document. Supplemental Contributions are made by transferring shares of Anheuser-Busch Common Stock from the ESOP and allocating the shares to participants who have account balances as of the end of the Plan year, or by a cash payment from the Company, and are required to be made within 180 days of the Plan's year end. For the year ended March 31, 2001, 177,544 shares with a value of $8,154,582 were transferred from the ESOP to participant accounts on March 30, 2001 for the required Supplemental Contribution. The Company made an additional contribution of 104,813 shares with a value of $4,814,075 on March 30, 2001. For the year ended March 31, 2000, 93,353 shares with a value of $5,431,978 were transferred from the ESOP to participant accounts on March 29, 2000 as well as 17,353 shares with a value of $1,161,586 on April 5, 2000 for the required Supplemental Contribution.

      Employee contributions vest and become non-forfeitable immediately. Company contributions for participants actively employed by the Company on or prior to March 31, 1991 vest immediately. For participants subsequently employed, Company contributions vest and become non-forfeitable after two years of service. Company contributions also vest and become non-forfeitable upon termination of employment by reason of death, permanent disability, entry into military service, layoff exceeding twelve months, upon termination of employment for any

ANHEUSER-BUSCH DEFERRED INCOME STOCK
PURCHASE AND SAVINGS PLAN
(FOR EMPLOYEES COVERED BY A COLLECTIVE BARGAINING AGREEMENT)

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2001
--------------------------------------------------------------------------------

      reason, including retirement, after reaching age 60, or in the event of a "change in control" of the Company (as defined in the Plan). Forfeitures of nonvested balances reduce future employer contributions. There were $5,237 and $2,937 of forfeitures during the years ended March 31, 2001 and 2000, respectively.

      INVESTMENTS
      The Trustee maintains an Anheuser-Busch Companies, Inc. Stock Fund, an Earthgrains Company, Inc. Stock Fund, a Short-Term Fixed Income Fund, a Medium-Term Fixed Income Fund, a Large Cap Stock Index Fund, a Managed Balanced Fund, an Index Balanced Fund, a Small/Mid Cap Stock Index Fund, and an International Stock Index Fund for the investment of participant and employer contributions. All employer contributions are invested in the Company Stock Fund. At least one-half of each participant's both Before-Tax and After-Tax Matched Contributions shall be invested in the Company Stock Fund for certain periods of time. The participant may direct the remaining one-half of each type of matched contributions to be invested in increments of 1% into any fund established under the Plan. The participant may direct unmatched contributions to be deposited into any fund of the Plan in increments of 1%. Earnings are reinvested in the fund to which they relate.

      The Anheuser-Busch Companies, Inc. Defined Contribution Master Trust (Master Trust) has been established for each of the investment funds for the investment of the Plan's assets and the assets of the other stock purchase and savings plans sponsored by the Company.

      DISTRIBUTIONS
      The Plan permits in-service withdrawals as defined in the Plan document, subject to certain restrictions. Distributions for terminations are comprised of the participant's personal contribution portion and the vested Company contribution portion of their account. Distributions for whole numbers of shares held in the Company stock fund are payable in Company shares while the value of fractional shares and all interests in the other funds are payable in cash. Alternatively, the participant may elect to have non-share investments transferred to the Company Stock Fund and distributed thereafter in shares with fractional shares distributed in cash. In-service distributions are payable at the election of the participant in Company shares or in cash.

      PARTICIPANT LOANS
      A participant may borrow from Before-Tax and/or After-Tax vested account balances. The minimum loan amount is $1,000; the maximum amount is the lesser of $50,000 less the highest outstanding loan balance under the Plan during the one year period ending on the day before the loan is made, or 50% of the vested account balance. The interest rate for the life of the loan is set quarterly at prime plus one percentage point based on the prime rate at the end of the preceding quarter. The term of a loan for the purchase of a principal residence may be up to 10 years; the term of a loan for any other reason may not exceed 5 years.

ANHEUSER-BUSCH DEFERRED INCOME STOCK
PURCHASE AND SAVINGS PLAN
(FOR EMPLOYEES COVERED BY A COLLECTIVE BARGAINING AGREEMENT)

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2001
--------------------------------------------------------------------------------

      PLAN EXPENSES
      Under the Master Trust agreement with the Trustee, the Company may pay all expenses incurred in the administration of the Master Trust, including trustee fees, but is not obligated to do so. Trustee expenses not paid by the Company are paid by the Master Trust and proportionately allocated to the participating plans. All other expenses are paid by the Plan.

      PLAN TERMINATION
      The Company anticipates that the Plan will continue without interruption but reserves the right to terminate its participation in the Plan subject to the provisions of the Employee Retirement Income Securities Act of 1974 (ERISA). Such termination would result in the immediate and full vesting of each participant's account balance. The Trustee would then retain the assets until otherwise distributable under the Plan.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF ACCOUNTING
      The Plan's financial statements are prepared on the accrual basis of accounting.

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of additions to and deductions from net assets during the reporting period. Actual results could differ from those estimates.

      INVESTMENT VALUATION
      Investments in common stock, U.S. government securities, and corporate debt instruments are stated at fair value based on the quoted market price at March 31 each year. Investments in interest bearing cash, insurance contracts, interests in common/collective trusts, and interests in registered investment companies are stated at fair value as determined by the Trustee. Participant loans are valued at cost which approximates fair value.

      Investment securities are exposed to various risks, such as interest rate, market, and credit risk. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks in the near term could materially affect the amounts reported in the Statement of Net Assets Available for Benefits.

ANHEUSER-BUSCH DEFERRED INCOME STOCK
PURCHASE AND SAVINGS PLAN
(FOR EMPLOYEES COVERED BY A COLLECTIVE BARGAINING AGREEMENT)

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2001
--------------------------------------------------------------------------------

      SECURITY TRANSACTIONS AND INVESTMENT INCOME
      Purchases and sales of investments, and related realized gains and losses, are recorded on the trade date. Interest income is recorded as earned. Dividend income is recorded on the ex-dividend date. Net realized and unrealized appreciation/depreciation in fair value of investments is comprised of the change in market value from the beginning to the end of the Plan year for investments retained in the Plan, and realized gains and losses on security transactions which represent the difference between proceeds and cost.

      ALLOCATION OF ASSETS
      The Plan participates in the Master Trust established for the investments of this plan and the other stock purchase and savings plans sponsored by the Company. Units of participation in the Master Trust are allocated to participating plans based on the relationship of individual plan contributions to the market value of the Master Trust. Earned income, realized and unrealized gains and losses, and administrative expenses are retained in the Master Trust and are allocated to participating plans by the Trustee, based on units of participation on the transaction date.

      DISTRIBUTIONS TO PARTICIPANTS
      Distributions are recorded when paid.

3.    INTERESTS IN ANHEUSER-BUSCH COMPANIES, INC. DEFINED CONTRIBUTION
      MASTER TRUST

      Effective September 1, 1995 the Company and the Trustee entered into a new master trust agreement. On September 1, 1995, in accordance with the agreement, the Plan transferred its investments in: the Anheuser-Busch Companies, Inc. Common Stock Fund, the Anheuser-Busch Companies, Inc. Short-Term Fixed Income Master Trust, the Anheuser-Busch Companies, Inc. Medium-Term Fixed Income Master Trust, the Anheuser-Busch Companies, Inc. Capital Equity Index Fund Master Trust, the Anheuser-Busch Companies, Inc. Managed Balanced Fund Master Trust, and the Anheuser-Busch Companies, Inc. Indexed Balanced Fund Master Trust for units of participation in the Anheuser-Busch Companies, Inc. Defined Contribution Master Trust. Effective March 26, 1996 the Earthgrains Company Stock Fund was also added to the Anheuser-Busch Companies, Inc. Defined Contribution Master Trust. Effective
      December 1, 2000 the Small/Mid Cap Stock Index Fund and the International Stock Index Fund were added to the Anheuser-Busch Companies, Inc. Defined Contribution Master Trust. The assets of the Master Trust are held by Mellon Bank, N.A.

      At March 31, 2001 and 2000, the Plan's interest in the net assets of the Master Trust was approximately 42% of total Master Trust assets.

ANHEUSER-BUSCH DEFERRED INCOME STOCK
PURCHASE AND SAVINGS PLAN
(FOR EMPLOYEES COVERED BY A COLLECTIVE BARGAINING AGREEMENT)

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2001
-------------------------------------------------------------------------------------

      The following table presents the fair value of investments for the Master Trust:

                                                         MARCH 31,
                                                 2001              2000
      Investments at fair value:
        Anheuser-Busch common stock*        $2,951,379,995    $2,117,179,454
        Short-term fixed income                 34,545,406        18,158,341
        Medium-term fixed income                46,401,988        34,310,091
        Large cap index*                       222,615,011       312,617,971
        Managed balanced                        20,518,875        23,492,650
        Index balanced                          21,179,199        24,615,260
        Small/Mid cap index                      7,132,411                --
        International stock index                3,660,448                --
        Participant loans                       91,422,775        89,214,927
        Earthgrains Company common stock        20,085,877        16,821,396
                                            --------------    --------------
                                            $3,418,941,985    $2,636,410,090
                                            ==============    ==============


      *  Represents more than 5% of net assets available for benefits.

      Investment income for the Master Trust is as follows:

                                                 YEAR ENDED MARCH 31,
                                                2001              2000
      Net appreciation (depreciation) in
        fair value of investments:
        Anheuser-Busch common stock         $944,625,016     $(475,135,162)
        Short-term fixed income                  499,922          (152,262)
        Medium-term fixed income               4,330,094        (1,070,485)
        Large cap index                      (66,014,432)       44,964,482
        Managed balanced                      (2,136,459)        3,215,041
        Index balanced                        (1,609,721)        2,167,089
        Small/Mid cap index                   (1,204,398)               --
        International stock index               (242,359)               --
        Earthgrains Company common stock       6,709,053        (8,416,585)
                                            ------------     -------------

                                             884,956,716      (434,427,882)
                                            ------------     -------------

        Interest                              15,796,194        16,960,794
        Dividends                             41,538,499        40,311,360
                                            ------------     -------------

                                            $942,291,409     $(377,155,728)
                                            ============     =============

ANHEUSER-BUSCH DEFERRED INCOME STOCK
PURCHASE AND SAVINGS PLAN
(FOR EMPLOYEES COVERED BY A COLLECTIVE BARGAINING AGREEMENT)

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2001
--------------------------------------------------------------------------------

      Further financial information for the Anheuser-Busch Companies, Inc. Defined Contribution Master Trust as of and for the years ended March 31, 2001 and 2000 are included as Appendix A and B.

4.    FEDERAL INCOME TAX STATUS

      The Internal Revenue Service has determined and informed the Company by letter dated January 30, 1995 that the Plan is designed in accordance with applicable sections of the Internal Revenue Code. Therefore, the underlying trust of such a Plan is exempt from federal income taxes under Section 501 of the Internal Revenue Code. The Plan has been amended since receiving the determination letter. However, the Plan Administrator and the Plan's tax counsel believe that the Plan is currently designed and being operated in compliance with the applicable requirements of the Internal Revenue Code. Therefore, no provision for income taxes has been included in the Plan's financial statements.

5.    NOTES PAYABLE

      In June 1989, the Plan issued $250 million in guaranteed 8.32% ESOP notes (Notes) to a group of insurance companies and other financial institutions. In September 1993, the interest rate was reduced to 8.25% per annum retroactive to January 1, 1993. Interest is payable on March 31 and September 30 of each year. Principal is payable in annual installments until maturity on March 31, 2004. The Notes are guaranteed by Anheuser-Busch Companies, Inc. and Anheuser-Busch, Inc. Proceeds of the Notes were used to purchase 5,665,723 shares of Company stock, the unallocated portion of which is pledged as collateral for the Notes. The shares are maintained in the Anheuser-Busch Companies, Inc. Stock Fund and are released and allocated to Plan participants based on calculations specified in the Plan document as contributions are made to the Plan. During the years ended March 31, 2001 and 2000, 1,453,474 and 1,492,614 shares were released to participants, respectively. At March 31, 2001 and 2000, the Company Stock Fund held 4,139,588 and 5,593,062 unallocated shares, respectively.

      Principal maturities for each of the years ending March 31, are as follows:


               2002                                   $20,950,000
               2003                                    22,000,000
               2004                                    23,150,000
                                                      -----------
                                                      $66,100,000
                                                      ===========

      The principle due on March 31, 2001 of $20,000,000 was not paid until April 2, 2001, the first business day after March 31, 2001. This amount is therefore included as a Plan liability at March 31, 2001.

ANHEUSER-BUSCH DEFERRED INCOME STOCK
PURCHASE AND SAVINGS PLAN
(FOR EMPLOYEES COVERED BY A COLLECTIVE BARGAINING AGREEMENT)

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2001
--------------------------------------------------------------------------------

6.    RECONCILIATION OF FINANCIAL STATEMENTS TO 5500

      The following is a reconciliation of net assets available for benefits per the financial statements at March 31, 2001 and 2000 to the Plan's Form 5500:


                                                 2001              2000
      Net assets available for benefits
        per the financial statements        $1,369,152,798    $1,043,171,881
      Amounts allocated to withdrawing
        participants                            (1,859,831)               --
                                            --------------    --------------
      Net assets available for benefits
        per the Form 5500                   $1,367,292,967    $1,043,171,881
                                            ==============    ==============

      The following is a reconciliation of benefits paid to participants per the financial statements for the year ended March 31, 2001 to the Plan's Form 5500:

                                                 2001
      Benefits paid to participants per
        the financial statements             $137,863,683

      Add: Amounts allocated to withdrawing
        participants at March 31, 2001          1,859,831
                                             ------------
      Benefits paid to participants
        per Form 5500                        $139,723,514
                                             ============

      Amounts allocated to withdrawing participants are recorded on the Form 5500 for benefit claims that have been processed and approved for payment prior to March 31, 2001, but not yet paid as of that date.


7.    TRANSACTIONS WITH PARTIES-IN-INTEREST

      During the years ended March 31, 2001 and 2000, transactions with the Company included aggregate common stock purchases totaling $37,972,381 and $36,788,108, respectively and aggregate common stock sales totaling $19,931,055 and $64,685,498, respectively. These transactions are allowable party-in-interest transactions under Section 408(e) and 408(b)(8) of ERISA and the regulations promulgated thereunder.

      During the years ended March 31, 2001 and 2000, the Plan purchased and sold investments in the Employee Benefit Temporary Investment Fund of Mellon Bank N.A., the Plan trustee. Transactions with the Fund included aggregate investment purchases totaling $95,133,310 and $60,447,410, respectively and aggregate investment sales totaling $64,206,101 and $60,744,865, respectively. These transactions are allowable party-in-interest transactions under Section 408(e) and 408(b)(8) of ERISA and the regulations promulgated thereunder.

8.    STOCK SPLIT

      All share and per share information has been adjusted to reflect the Company's Board of Directors approved 2-for-1 stock split effective September 19, 2000.

9.    SUBSEQUENT EVENT

      As a result of the purchase of The Earthgrains Company by Sara Lee Corporation, participants holding investments in the Earthgrains Company stock fund were given a tender offer of $40.25 per share. On August 10, 2001, participants of the Plan holding investments in the Earthgrains Company stock fund were allocated a total of $13,662,104 in exchange for their investments in the fund.

ANHEUSER-BUSCH DEFERRED INCOME STOCK PURCHASE AND SAVINGS PLAN                                                         APPENDIX A
                                                                                                                      PAGE 1 OF 2
ANHEUSER-BUSCH COMPANIES, INC. DEFINED CONTRIBUTION MASTER TRUST
STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS WITH FUND INFORMATION
MARCH 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                     ANHEUSER-BUSCH      SHORT-TERM      MEDIUM-TERM        LARGE          MANAGED         INDEX
                                     COMPANIES, INC.    FIXED INCOME    FIXED INCOME         CAP          BALANCED       BALANCED
                                       STOCK FUND           FUND            FUND            FUND            FUND           FUND
ASSETS
Investments, at fair value:
   Anheuser-Busch Companies,
     Inc. Common Stock*              $2,882,256,925     $        --     $        --     $         --    $        --    $        --
   Interest bearing cash                 69,123,070              --              --               --             --             --
   U.S. government securities                    --      16,455,200              --               --             --             --
   Corporate debt instruments                    --      15,396,224              --               --             --             --
   Insurance contracts                           --              --      46,401,988               --     20,518,875             --
   Interest in common/
     collective trusts                           --              --              --               --             --     19,042,785
   Interest in registered
     investment companies                        --              --              --               --             --      2,136,414
   Loans to participants                         --              --              --               --             --             --
   Earthgrains Company, Inc.
     common stock                                --              --              --               --             --             --
   Other investments*                            --       2,693,982              --      222,615,011             --             --
                                     --------------     -----------     -----------     ------------    -----------    -----------
      Total investments               2,951,379,995      34,545,406      46,401,988      222,615,011     20,518,875     21,179,199
                                     --------------     -----------     -----------     ------------    -----------    -----------
         Total assets                 2,951,379,995      34,545,406      46,401,988      222,615,011     20,518,875     21,179,199
                                     --------------     -----------     -----------     ------------    -----------    -----------
LIABILITIES
Due to broker for securities                     --      (3,311,840)        (76,243)        (564,112)       (60,183)       (59,182)
   purchased
Interest payable                         (7,103,250)             --              --               --             --             --
Notes payable                          (172,200,000)             --              --               --             --             --
                                     --------------     -----------     -----------     ------------    -----------    -----------
         Total liabilities             (179,303,250)     (3,311,840)        (76,243)        (564,112)       (60,183)       (59,182)
                                     --------------     -----------     -----------     ------------    -----------    -----------
Net assets available for benefits    $2,772,076,745     $31,233,566     $46,325,745     $222,050,899    $20,458,692    $21,120,017
                                     ==============     ===========     ===========     ============    ===========    ===========

                                                                                                  EARTHGRAINS
                                             SMALL/MID       INTERNATIONAL       PARTICIPANT        COMPANY
                                             CAP FUND         STOCK FUND          LOAN FUND        STOCK FUND             TOTAL
ASSETS
Investments, at fair value:
   Anheuser-Busch Companies,
     Inc. Common Stock*                     $       --        $       --        $        --       $        --       $2,882,256,925
   Interest bearing cash                            --               607                 --               185           69,123,862
   U.S. government securities                       --                --                 --                --           16,455,200
   Corporate debt instruments                       --                --                 --                --           15,396,224
   Insurance contracts                              --                --                 --                --           66,920,863
   Interest in common/
     collective trusts                       7,132,411                --                 --                --           26,175,196
   Interest in registered
     investment companies                           --         3,659,841                 --                --            5,796,255
   Loans to participants                            --                --         91,422,775                --           91,422,775
   Earthgrains Company, Inc.
     common stock                                   --                --                 --        19,989,407           19,989,407
   Other investments*                               --                --                 --            96,285          225,405,278
                                            ----------        ----------        -----------       -----------       --------------
      Total investments                      7,132,411         3,660,448         91,422,775        20,085,877        3,418,941,985
                                            ----------        ----------        -----------       -----------       --------------
         Total assets                        7,132,411         3,660,448         91,422,775        20,085,877        3,418,941,985
                                            ----------        ----------        -----------       -----------       --------------
LIABILITIES
Due to broker for securities                   (28,867)          (13,353)                --                --           (4,113,780)
   purchased
Interest payable                                    --                --                 --                --           (7,103,250)
Notes payable                                       --                --                 --                --         (172,200,000)
                                            ----------        ----------        -----------       -----------       --------------
         Total liabilities                     (28,867)          (13,353)                --                --         (183,417,030)
                                            ----------        ----------        -----------       -----------       --------------
Net assets available for benefits           $7,103,544        $3,647,095        $91,422,775       $20,085,877       $3,235,524,955
                                            ==========        ==========        ===========       ===========       ==============


* Represents more than 5% of net assets available for benefits

ANHEUSER-BUSCH DEFERRED INCOME STOCK PURCHASE AND SAVINGS PLAN                                                         APPENDIX A
                                                                                                                      PAGE 2 OF 2
ANHEUSER-BUSCH COMPANIES, INC. DEFINED CONTRIBUTION MASTER TRUST
STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS WITH FUND INFORMATION
MARCH 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                          ANHEUSER-BUSCH        SHORT-TERM       MEDIUM-TERM       EQUITY           MANAGED
                                          COMPANIES, INC.      FIXED INCOME     FIXED INCOME       INDEX           BALANCED
                                            STOCK FUND             FUND             FUND            FUND             FUND
ASSETS
Investments, at fair value:
   Anheuser-Busch Companies,
     Inc. Common Stock*                   $2,098,157,882       $        --      $        --     $         --      $        --
   Interest bearing cash                      19,021,572                --               --               --               --
   U.S. government securities                         --         4,311,292               --               --               --
   Corporate debt instruments                         --        10,651,050               --               --               --
   Insurance contracts                                --                --       34,310,091               --       23,492,650
   Interest in common/
     collective trusts                                --                --               --               --               --
   Loans to participants                              --                --               --               --               --
   Earthgrains Company, Inc.
     common stock                                     --                --               --               --               --
   Other investments*                                 --         3,195,999               --      312,617,971               --
                                          --------------       -----------      -----------     ------------      -----------
      Total investments                    2,117,179,454        18,158,341       34,310,091      312,617,971       23,492,650
                                          --------------       -----------      -----------     ------------      -----------
         Total assets                      2,117,179,454        18,158,341       34,310,091      312,617,971       23,492,650
                                          --------------       -----------      -----------     ------------      -----------
LIABILITIES
Notes payable                               (172,200,000)               --               --               --               --
                                          --------------       -----------      -----------     ------------      -----------
         Total liabilities                  (172,200,000)               --               --               --               --
                                          --------------       -----------      -----------     ------------      -----------
Net assets available for benefits         $1,944,979,454       $18,158,341      $34,310,091     $312,617,971      $23,492,650
                                          ==============       ===========      ===========     ============      ===========

                                                 INDEX                             EARTHGRAINS
                                               BALANCED          PARTICIPANT        COMPANY
                                                 FUND             LOAN FUND        STOCK FUND             TOTAL
ASSETS
Investments, at fair value:
   Anheuser-Busch Companies,
     Inc. Common Stock*                       $        --        $        --       $        --       $2,098,157,882
   Interest bearing cash                               --                 --             3,751           19,025,323
   U.S. government securities                          --                 --                --            4,311,292
   Corporate debt instruments                          --                 --                --           10,651,050
   Insurance contracts                                 --                 --                --           57,802,741
   Interest in common/
     collective trusts                         11,865,807                 --                --           11,865,807
   Loans to participants                               --         89,214,927                --           89,214,927
   Earthgrains Company, Inc.
     common stock                                      --                 --        16,781,172           16,781,172
   Other investments*                          12,749,453                 --            36,473          328,599,896
                                              -----------        -----------       -----------       --------------
      Total investments                        24,615,260         89,214,927        16,821,396        2,636,410,090
                                              -----------        -----------       -----------       --------------
         Total assets                          24,615,260         89,214,927        16,821,396        2,636,410,090
                                              -----------        -----------       -----------       --------------
LIABILITIES
Notes payable                                          --                 --                --         (172,200,000)
                                              -----------        -----------       -----------       --------------
         Total liabilities                             --                 --                --         (172,200,000)
                                              -----------        -----------       -----------       --------------
Net assets available for benefits             $24,615,260        $89,214,927       $16,821,396       $2,464,210,090
                                              ===========        ===========       ===========       ==============


* Represents more than 5% of net assets available for benefits

ANHEUSER-BUSCH DEFERRED INCOME STOCK PURCHASE AND SAVINGS PLAN                                                         APPENDIX B
                                                                                                                      PAGE 1 OF 2
ANHEUSER-BUSCH COMPANIES, INC. DEFINED CONTRIBUTION MASTER TRUST
STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS WITH FUND INFORMATION
FOR THE YEAR ENDED MARCH 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                     ANHEUSER-BUSCH      SHORT-TERM      MEDIUM-TERM        LARGE          MANAGED         INDEX
                                     COMPANIES, INC.    FIXED INCOME    FIXED INCOME         CAP          BALANCED       BALANCED
                                       STOCK FUND           FUND            FUND            FUND            FUND           FUND
Additions to net assets
   attributed to:
   Contributions:
     Participants                    $   61,477,474     $   893,149     $ 1,784,261     $ 15,692,287    $ 1,471,792    $ 1,463,397
     Employer                             2,928,923              --              --               --             --             --
     Rollovers                              139,459         449,907           3,089           31,479          7,351         10,879
                                     --------------     -----------     -----------     ------------    -----------    -----------
       Total contributions               64,545,856       1,343,056       1,787,350       15,723,766      1,479,143      1,474,276

Investment income:
   Interest                               2,926,612       1,660,261          14,717        3,774,531             --             --
   Dividends                             41,304,515              --              --               --             --             --
   Net realized and unrealized
     appreciation in fair value
     of investments                     944,625,016         499,922       4,330,094      (66,014,432)    (2,136,459)    (1,609,721)
                                     --------------     -----------     -----------     ------------    -----------    -----------
       Total additions                1,053,401,999       3,503,239       6,132,161      (46,516,135)      (657,316)      (135,445)
                                     --------------     -----------     -----------     ------------    -----------    -----------

Deductions from net assets
   attributed to:
   Distributions to participants        195,569,578       6,923,100       4,124,310       29,342,206      2,291,390     4,074,530
   Interest expense                      14,206,500              --              --               --             --            --
   Administrative expenses                   47,123              --              --               --             --            --
                                     --------------     -----------     -----------     ------------    -----------    -----------
       Total deductions                 209,823,201       6,923,100       4,124,310       29,342,206      2,291,390      4,074,530

     Net increase (decrease)            843,578,798      (3,419,861)      2,007,851      (75,858,341)    (2,948,706)    (4,209,975)

     Net transfers in (out)             (16,481,507)     16,495,086      10,007,803      (14,708,731)       (85,252)       714,732
                                     --------------     -----------     -----------     ------------    -----------    -----------
     Net assets available for
       benefits:
         Beginning of year            1,944,979,454      18,158,341      34,310,091      312,617,971     23,492,650     24,615,260
                                     --------------     -----------     -----------     ------------    -----------    -----------
         End of year                 $2,772,076,745     $31,233,566     $46,325,745     $222,050,899    $20,458,692    $21,120,017
                                     ==============     ===========     ===========     ============    ===========    ===========



                                                                                     EARTHGRAINS
                                      SMALL/MID     INTERNATIONAL    PARTICIPANT      COMPANY
                                       CAP FUND      STOCK FUND       LOAN FUND      STOCK FUND        TOTAL
Additions to net assets
   attributed to:
   Contributions:
     Participants                    $   113,841     $   53,743     $        --     $        --    $   82,949,944
     Employer                                 --             --              --              --         2,928,923
     Rollovers                                --             --              --              --           642,164
                                     -----------     ----------     -----------     -----------    --------------
       Total contributions               113,841         53,743              --              --        86,521,031
Investment income:
   Interest                                   --              6       7,419,696             371        15,796,194
   Dividends                                  --             --              --         233,984        41,538,499
   Net realized and unrealized
     appreciation in fair value
     of investments                   (1,204,398)      (242,359)             --       6,709,053       884,956,716
                                     -----------     ----------     -----------     -----------    --------------
       Total additions                (1,090,557)      (188,610)      7,419,696       6,943,408     1,028,812,440
                                     -----------     ----------     -----------     -----------    --------------
Deductions from net assets
   attributed to:
   Distributions to participants          37,583          1,170       1,109,272       2,012,738       245,485,877
   Interest expense                           --             --              --              --        14,206,500
   Administrative expenses                    --             --              --              --            47,123
                                     -----------     ----------     -----------     -----------    --------------
       Total deductions                   37,583          1,170       1,109,272       2,012,738       259,739,500

     Net increase (decrease)          (1,128,140)      (189,780)      6,310,424       4,930,670       769,072,940

     Net transfers in (out)            8,231,684      3,836,875      (4,102,576)     (1,666,189)        2,241,925
                                     -----------     ----------     -----------     -----------    --------------
     Net assets available for
       benefits:
         Beginning of year                    --             --      89,214,927      16,821,396     2,464,210,090
                                     -----------     ----------     -----------     -----------    --------------
         End of year                 $ 7,103,544     $3,647,095     $91,422,775     $20,085,877    $3,235,524,955
                                     ===========     ==========     ===========     ===========    ==============

ANHEUSER-BUSCH DEFERRED INCOME STOCK PURCHASE AND SAVINGS PLAN                                                         APPENDIX B
                                                                                                                      PAGE 2 OF 2
ANHEUSER-BUSCH COMPANIES, INC. DEFINED CONTRIBUTION MASTER TRUST
STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS WITH FUND INFORMATION
FOR THE YEAR ENDED MARCH 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                          ANHEUSER-BUSCH        SHORT-TERM       MEDIUM-TERM      EQUITY           MANAGED
                                          COMPANIES, INC.      FIXED INCOME    FIXED INCOME       INDEX           BALANCED
                                            STOCK FUND            FUND             FUND            FUND             FUND
Additions to net assets attributed to:
   Contributions:
      Participants                        $   56,713,153       $   872,836     $ 1,953,230     $ 15,430,838      $ 1,401,989
      Employer                                 1,875,698                --              --               --               --
                                          --------------       -----------     -----------     ------------      -----------
         Total contributions                  58,588,851           872,836       1,953,230       15,430,838        1,401,989

Investment income:
   Interest                                    2,178,020         1,151,033       1,681,010        4,560,507               --
   Dividends                                  40,081,760                --              --               --               --
   Net realized and unrealized
     appreciation in fair value
     of investments                         (475,135,162)         (152,262)     (1,070,485)      44,964,482        3,215,041
                                          --------------       -----------     -----------     ------------      -----------
         Total additions                    (374,286,531)        1,871,607       2,563,755       64,955,827        4,617,030
                                          --------------       -----------     -----------     ------------      -----------

Deductions from net assets attributed to:
   Distributions to participants             189,895,233         6,424,286       4,175,506       25,748,533        1,912,599
   Interest expense                           17,366,250                --              --               --               --
   Administrative expenses                        38,459                --              --               --               --
                                          --------------       -----------     -----------     ------------      -----------
         Total deductions                    207,299,942         6,424,286       4,175,506       25,748,533        1,912,599
                                          --------------       -----------     -----------     ------------      -----------
Net increase (decrease)                     (581,586,473)       (4,552,679)     (1,611,751)      39,207,294        2,704,431

Net transfers in (out)                        46,817,512           374,469      (9,454,590)     (28,595,368)      (2,772,605)
                                          --------------       -----------     -----------     ------------      -----------
Net assets available for benefits:
   Beginning of year                       2,479,748,415        22,336,551      45,376,432      302,006,045       23,560,824
                                          --------------       -----------     -----------     ------------      -----------
   End of year                            $1,944,979,454       $18,158,341     $34,310,091     $312,617,971      $23,492,650
                                          ==============       ===========     ===========     ============      ===========

                                                 INDEX                             EARTHGRAINS
                                               BALANCED          PARTICIPANT         COMPANY
                                                 FUND             LOAN FUND        STOCK FUND             TOTAL
Additions to net assets attributed to:
   Contributions:
      Participants                            $ 1,433,141        $        --      $         --       $   77,805,187
      Employer                                         --                 --                --            1,875,698
                                              -----------        -----------      ------------       --------------
         Total contributions                    1,433,141                 --                --           79,680,885

Investment income:
   Interest                                       193,363          7,196,680               181           16,960,794
   Dividends                                           --                 --           229,600           40,311,360
   Net realized and unrealized
     appreciation in fair value
     of investments                             2,167,089                 --        (8,416,585)        (434,427,882)
                                              -----------        -----------      ------------       --------------
         Total additions                        3,793,593          7,196,680        (8,186,804)        (297,474,843)
                                              -----------        -----------      ------------       --------------

Deductions from net assets attributed to:
   Distributions to participants                2,213,787          1,132,676         2,468,730          233,971,350
   Interest expense                                    --                 --                --           17,366,250
   Administrative expenses                             --                 --                --               38,459
                                              -----------        -----------      ------------       --------------
         Total deductions                       2,213,787          1,132,676         2,468,730          251,376,059
                                              -----------        -----------      ------------       --------------
Net increase (decrease)                         1,579,806          6,064,004       (10,655,534)        (548,850,902)

Net transfers  in (out)                        (3,326,023)        (4,017,925)       (2,075,594)          (3,050,124)
                                              -----------        -----------      ------------       --------------
Net assets available for benefits:
   Beginning of year                           26,361,477         87,168,848        29,552,524        3,016,111,116
                                              -----------        -----------      ------------       --------------
   End of year                                $24,615,260        $89,214,927      $ 16,821,396       $2,464,210,090
                                              ===========        ===========      ============       ==============

                                                             Exhibit 99.4


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 11-K


                 ANNUAL REPORT PURSUANT TO SECTION 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934



   (x) Annual report pursuant to Section 15(d) of the Securities Exchange Act of 1934

    For the Fiscal year ended March 31, 2001

                                       OR

   ( ) Transition report pursuant to Section 15(d) of the Securities Exchange Act of 1934 (NO FEE REQUIRED)

    For the Transition period From __________ to __________


    Commission File Number _________________

A. Full title of the plan and the address of the plan, if different from that of the issuer named below:


        ANHEUSER-BUSCH DEFERRED INCOME STOCK PURCHASE AND SAVINGS PLAN
       (For Certain Hourly Employees of Anheuser-Busch Companies, Inc.
                           and its Subsidiaries)


B. Name of issuer of the securities held pursuant to the plan and the address of its principal executive office:


                     ANHEUSER-BUSCH COMPANIES, INC.
                            One Busch Place
                       St. Louis, Missouri 63118

Item 1. Plan is subject to ERISA, see Item 4 for required information.

Item 2. Plan is subject to ERISA, see Item 4 for required information.

Item 3. Plan is subject to ERISA, see Item 4 for required information.

Item 4. Financial Statements and Exhibits
        ---------------------------------

    (a) Report of Independent Accountants

        Financial Statements:

           Statement of Net Assets Available for Benefits

           Statement of Changes in Net Assets Available for Benefits

        Notes to Financial Statements

        Additional Information*:

           Anheuser-Busch Companies, Inc. Defined Contribution Master
           Trust Statement of Net Assets Available for Benefits with Fund Information and Statement of Changes in Net Assets Available for Benefits with Fund Information

           Anheuser-Busch Companies, Inc. Defined Contribution Master Trust Statement of Changes in Net Assets Available for
           Benefits with Fund Information


    (b) Exhibits:

        None

        *Schedules required by 29 CFR 2520.103-10 of the Department of Labor's Rules and Regulations for Reporting and Disclosure under ERISA have been omitted because they are not applicable.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the trustees (or other persons who administer the Plan) have duly caused this annual report to be signed by the undersigned thereunto duly authorized.

                            ANHEUSER-BUSCH DEFERRED INCOME STOCK
                            PURCHASE AND SAVINGS PLAN (FOR CERTAIN
                            HOURLY EMPLOYEES OF ANHEUSER-BUSCH
                            COMPANIES, INC. AND ITS SUBSIDIARIES)




                            By:         JOBETH G. BROWN
                                --------------------------------------
                                        JoBeth G. Brown
                                        Committee Member


Dated: September 27, 2001

[PRICEWATERHOUSE LOGO]

                                                   PricewaterhouseCoopers LLP
                                                   800 Market Street
                                                   St. Louis, MO 63101
                                                   Telephone (314) 206 8500




                       REPORT OF INDEPENDENT ACCOUNTANT


To the Participants and Administrator
of the Anheuser-Busch Deferred Income
Stock Purchase and Savings Plan (For Certain Hourly
Employees of Anheuser-Busch Companies, Inc. and its
Subsidiaries)



In our opinion, the accompanying statement of net assets available for benefits and the related statement of changes in net assets available for benefits present fairly, in all material respects, the net assets available for benefits of the Anheuser-Busch Deferred Income Stock Purchase and Savings Plan (For Certain Hourly Employees of Anheuser-Busch Companies, Inc. and its Subsidiaries) (the "Plan"), at March 31, 2001 and 2000, and the changes in net assets available for benefits for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
These financial statements are the responsibility of the Plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP


July 27, 2001

ANHEUSER-BUSCH DEFERRED INCOME STOCK
PURCHASE AND SAVINGS PLAN
(FOR CERTAIN HOURLY EMPLOYEES OF ANHEUSER-BUSCH COMPANIES, INC.
AND ITS SUBSIDIARIES)

STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS
MARCH 31, 2001 AND 2000
-------------------------------------------------------------------------------
                                                        MARCH 31,
                                                  2001            2000
ASSETS
Contributions receivable:
   Participants                               $   135,980      $   105,707
   Employer                                     1,254,408          878,210
                                              -----------      -----------

                                                1,390,388          983,917

Interest in Master Trust                       61,723,177       43,050,762
                                              -----------      -----------

   Total assets                                63,113,565       44,034,679
                                              -----------      -----------

LIABILITIES
Due to broker for securities purchased            (92,288)              --
                                              -----------      -----------

   Total liabilities                              (92,288)              --
                                              -----------      -----------

  Net assets available for benefits           $63,021,277      $44,034,679
                                              ===========      ===========




  The accompanying notes are an integral part of these financial statements.

ANHEUSER-BUSCH DEFERRED INCOME STOCK
PURCHASE AND SAVINGS PLAN
(FOR CERTAIN HOURLY EMPLOYEES OF ANHEUSER-BUSCH COMPANIES, INC.
AND ITS SUBSIDIARIES)

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
MARCH 31, 2001 AND 2000
----------------------------------------------------------------------------------------------------
                                                                   FOR THE YEAR ENDED
                                                                       MARCH 31,
                                                                 2001              2000
Additions to net assets attributed to:
   Contributions:
      Participants                                           $ 3,369,928       $ 3,078,372
      Employer                                                 3,306,796         2,592,169
                                                             -----------       -----------

         Total contributions                                   6,676,724         5,670,541

   Investment income:
      Net realized and unrealized appreciation
        (depreciation) in fair value of investments           16,175,000        (6,363,211)
      Interest                                                   322,471           294,232
                                                             -----------       -----------

         Total additions (deductions)                         23,174,195          (398,438)
                                                             -----------       -----------

Deductions from net assets attributed to:
   Distributions to participants                               2,830,603         2,484,791
                                                             -----------       -----------

Net increase (decrease)                                       20,343,592        (2,883,229)

Net transfers out                                             (1,356,994)         (265,686)
                                                             -----------       -----------

Net assets available for benefits:
   Beginning of year                                          44,034,679        47,183,594
                                                             -----------       -----------

   End of year                                               $63,021,277       $44,034,679
                                                             ===========       ===========


  The accompanying notes are an integral part of these financial statements.

ANHEUSER-BUSCH DEFERRED INCOME STOCK
PURCHASE AND SAVINGS PLAN
(FOR CERTAIN HOURLY EMPLOYEES OF ANHEUSER-BUSCH COMPANIES, INC.
AND ITS SUBSIDIARIES)

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2001 AND 2000
-------------------------------------------------------------------------------

1.    DESCRIPTION OF THE PLAN

      GENERAL
      The Anheuser-Busch Deferred Income Stock Purchase and Savings Plan
      (For Certain Hourly Employees of Anheuser-Busch Companies, Inc. and its Subsidiaries) (the Plan) was established as a result of an amendment to the Anheuser-Busch Deferred Income Stock Purchase and Savings Plan for salaried employees which was effective April 1, 1992. The following is intended to provide only a general description of the Plan's provisions. Participants should refer to the Plan document for more complete information.

      PLAN ADMINISTRATION
      The Plan's named fiduciaries are Anheuser-Busch Companies, Inc. (the Company), as Sponsor and Plan Administrator, and Mellon Bank, N.A. as the Trustee. As Sponsor, the Company has the right to amend the Plan, designate the Plan's named fiduciaries and exercise all fiduciary functions necessary for the operation of the Plan except those which are assigned to another named fiduciary by the Plan or the related trust agreement. The Company has appointed an Administrative Committee to exercise the authority and responsibility for the general administration of the Plan. The Trustee has the exclusive authority and discretion to invest, manage and hold the assets of the trust in accordance with the provisions of the Plan and the separate trust agreement.

      Effective April 1, 1994, the Plan was amended to incorporate various changes to the Plan, including changes in participants' contribution limits, changes in Company matching contributions, the addition of the Managed Balanced Fund and Indexed Balanced Fund investment options and the decrease in the vesting period from three years to two years.

      Effective April 1, 2000, the Plan was amended to incorporate various changes to the Plan, including the addition of the Small/Mid Cap Stock Index Fund and International Stock Index Fund, the renaming of the Equity Index Fund to the Large Cap Stock Index Fund, and the acceptance of rollover contributions into the Plan.

      PLAN PARTICIPATION
      The Plan covers eligible hourly employees of certain subsidiaries of the Company which include: Boardwalk and Baseball, Inc.; Busch Entertainment Corporation; Busch Properties of Florida, Inc.; Sea World, Inc.; Sea World of Florida, Inc.; and Sea World of Texas, Inc. Each hourly employee (other than employees covered by a collective bargaining agreement) of the above subsidiaries is eligible to participate in the Plan after completing one year of service, in which 1,000 hours of service are completed. Participation by eligible employees is voluntary.

      CONTRIBUTIONS
      A participant may make matched or unmatched contributions. Both matched and unmatched contributions may be before-tax or after-tax. A participant may contribute from 1% to 6% of their base compensation through payroll deductions for Before-Tax Matched Contributions and

ANHEUSER-BUSCH DEFERRED INCOME STOCK
PURCHASE AND SAVINGS PLAN
(FOR CERTAIN HOURLY EMPLOYEES OF ANHEUSER-BUSCH COMPANIES, INC.
AND ITS SUBSIDIARIES)

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2001 AND 2000
-------------------------------------------------------------------------------


      After-Tax Matched Contributions. The sum of these matched contributions may not be less than 1% nor more than 6% of the participant's base compensation. In addition, a participant may contribute from 1% to 10% of their base compensation through payroll deductions for Before-Tax Unmatched Contributions and After-Tax Unmatched Contributions; however, the unmatched contribution rates may not exceed 10% of the participant's base compensation and are subject to other limitations as set forth in the Plan agreement. In addition, the sum of Before-Tax Matched and Unmatched Contributions must not exceed 16% of a participant's base compensation, subject to certain limitations of the Internal Revenue Code. The participant's employer then contributes a matching amount determined annually based on the relationship of the Company's net income to its payroll for the year most recently ended. However, in no event may the participating employer's matching contribution be less than 33-1/3% nor more than 100% of the aggregate participant contributions.

      The Company may also be required to make a Supplemental Contribution as determined by the Administrative Committee in accordance with the Plan document. Supplemental Contributions are payable within 180 days of the Plan's year end and are allocated to participants who have account balances as of the end of the Plan year. For the years ended March 31, 2001 and 2000, a Supplemental Contribution of $1,168,595 and $817,718 was required, respectively.

      Employee contributions vest and become non-forfeitable immediately. Company contributions for participants actively employed by the Company on or prior to March 31, 1991 vest immediately. For participants subsequently employed, Company contributions vest and become non-forfeitable after two years of service. Company contributions also vest upon termination of employment by reason of death, permanent disability, entry into military service, layoff exceeding twelve months, upon termination of employment for any reason, including retirement, after reaching age 60, or in the event of a "change in control" of the Company as defined by the Plan. Forfeitures of nonvested balances reduce future employer contributions. There were $5,639 and $4,101 in forfeitures during the years ended March 31, 2001 and 2000, respectively.

      INVESTMENTS
      The Trustee maintains an Anheuser-Busch Companies, Inc. Stock Fund, an Earthgrains Company Stock Fund, a Short-Term Fixed Income Fund, a Medium-Term Fixed Income Fund, a Large Cap Index Fund, a Managed Balanced Fund, an Index Balanced Fund, a Small/Mid Cap Stock Index Fund, and an International Stock Index Fund for the investment of participant and employer contributions. All employer contributions are invested in the Company Stock Fund. At least one-half of each participant's both Before-Tax and After-Tax Matched Contributions shall be invested in the Company Stock Fund for certain periods of time. The participant may direct the remaining one-half of each type of matched contribution and all of the unmatched contributions in increments of 1% into any fund established under the Plan. Earnings are reinvested in the fund to which they relate.

ANHEUSER-BUSCH DEFERRED INCOME STOCK
PURCHASE AND SAVINGS PLAN
(FOR CERTAIN HOURLY EMPLOYEES OF ANHEUSER-BUSCH COMPANIES, INC.
AND ITS SUBSIDIARIES)

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2001 AND 2000
-------------------------------------------------------------------------------

      The Anheuser-Busch Companies, Inc. Defined Contribution Master Trust (Master Trust) has been established for each of the investment funds for the investment of the Plan's assets and the assets of the stock purchase and savings plans sponsored by the Company.

      DISTRIBUTIONS
      The Plan permits in-service withdrawals as defined in the Plan document, subject to certain restrictions. Distributions for terminations are comprised of the participant's personal contribution portion and the Company contribution portion of their account. Distributions for whole numbers of shares held in the Company stock fund are payable in Company shares, while the value of fractional shares and all interests in the other funds are payable in cash. Alternatively, the participant may elect to have non-share investments transferred to the Company Stock Fund and distributed thereafter in shares with fractional shares distributed in cash. In-service distributions are payable at the election of the participant in Company shares or in cash.

      PARTICIPANT LOANS
      A participant may borrow from Before-Tax and/or After-Tax vested account balances subject to certain conditions. The minimum loan amount is $1,000; the maximum amount is the lesser of $50,000 less the highest outstanding loan balance under the Plan during the one-year period ending on the day before the loan is made, or 50% of the vested account balance. The interest rate is set quarterly at prime plus one percentage point at the end of the preceding quarter. The term of a loan for the purchase of a principal residence may be up to 10 years; the term of a loan for any other reason may not exceed 5 years.

      PLAN EXPENSES
      Under the Master Trust agreement with the Trustee, the Company may pay all expenses incurred in the administration of the Master Trust, including trustee fees, but is not obligated to do so. Trustee expenses not paid by the Company are paid by the Master Trust and proportionately allocated to the participating plans. All other expenses are paid by the Plan.

      PLAN TERMINATION
      The Company anticipates that the Plan will continue without interruption but reserves the right to terminate its participation in the Plan subject to the provisions of the Employee Retirement Income Securities Act of 1974 (ERISA). Such termination would result in the immediate and full vesting of each participant's account balance. The Trustee would then retain the assets until otherwise distributable under the Plan.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF ACCOUNTING
      The Plan's financial statements are prepared on the accrual basis of accounting.

ANHEUSER-BUSCH DEFERRED INCOME STOCK
PURCHASE AND SAVINGS PLAN
(FOR CERTAIN HOURLY EMPLOYEES OF ANHEUSER-BUSCH COMPANIES, INC.
AND ITS SUBSIDIARIES)

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2001 AND 2000
-------------------------------------------------------------------------------

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of additions to and deductions from net assets during the reporting period. Actual results could differ from those estimates.

      INVESTMENT VALUATION
      Investments in common stock, U.S. government securities, and corporate debt instruments are stated at fair value based on the quoted market price at March 31 each year. Investments in interest bearing cash, insurance contracts, interests in common/collective trusts, and interests in registered nvestment companies are stated at fair value as determined by the Trustee. Participant loans are valued at cost which approximates fair value.

      Investment securities are exposed to various risks, such as interest rate, market, and credit risk. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks in the near term could materially affect the amounts reported in the Statement of Net Assets Available for Benefits.

      SECURITY TRANSACTIONS AND INVESTMENT INCOME
      Investment purchases and sales, and related realized gains or losses, are recorded on the trade date. Interest income is recorded as earned. Dividend income is recorded on the ex-dividend date. Net realized and unrealized appreciation/depreciation in fair value of investments is comprised of the change in market value from the beginning to the end of the Plan year for investments retained in the Plan, and realized gains and losses on security transactions which represent the difference between proceeds and cost.

      ALLOCATION OF ASSETS
      The Plan participates in the Master Trust established for the investments of this plan and the other stock purchase and savings plans sponsored by the Company. Units of participation in the Master Trust are allocated to participating plans based on the relationship of individual plan contributions to the market value of the Master Trust. Earned income, realized and unrealized gains and losses, and administrative expenses are retained in the Master Trust and are allocated to participating plans by the Trustee, based on units of participation on the transaction date.

      DISTRIBUTIONS TO PARTICIPANTS
      Distributions are recorded when paid.

ANHEUSER-BUSCH DEFERRED INCOME STOCK
PURCHASE AND SAVINGS PLAN
(FOR CERTAIN HOURLY EMPLOYEES OF ANHEUSER-BUSCH COMPANIES, INC.
AND ITS SUBSIDIARIES)

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2001 AND 2000
-------------------------------------------------------------------------------

3.    INTERESTS IN ANHEUSER-BUSCH COMPANIES, INC. DEFINED CONTRIBUTION
      MASTER TRUST

      Effective September 1, 1995 the Company and the Trustee entered into a new master trust agreement. On September 1, 1995, in accordance with the agreement, the Plan transferred its investments in: the Anheuser-Busch Companies, Inc. Common Stock Fund, the Anheuser-Busch Companies, Inc. Short-Term Fixed Income Master Trust, the Anheuser-Busch Companies, Inc. Medium-Term Fixed Income Master Trust, the
      Anheuser-Busch Companies, Inc. Capital Equity Index Fund Master Trust, the Anheuser-Busch Companies, Inc. Managed Balanced Fund Master Trust, and the Anheuser-Busch Companies, Inc. Indexed Balanced Fund Master
      Trust for units of participation in the Anheuser-Busch Companies, Inc. Defined Contribution Master Trust. Effective March 26, 1996 the Earthgrains Company, Stock Fund was also added to the Anheuser-Busch Companies, Inc. Defined Contribution Master Trust. Effective December 1, 2000 the Small/Mid Cap Stock Index Fund and the International Stock Index Fund were added to the Anheuser-Busch Companies, Inc. Defined Contribution Master Trust. The assets of the Master Trust are held by Mellon Bank, N.A.

      At March 31, 2001 and 2000, the Plan's interest in the net assets of the Master Trust was approximately 2% of total Master Trust assets.

      The following table presents the fair value of investments for the Master Trust:

                                                        MARCH 31,
                                                 2001              2000
      Investments at fair value:
        Anheuser-Busch common stock*        $2,951,379,995    $2,117,179,454
        Short-term fixed income                 34,545,406        18,158,341
        Medium-term fixed income                46,401,988        34,310,091
        Large cap index*                       222,615,011       312,617,971
        Managed balanced                        20,518,875        23,492,650
        Index balanced                          21,179,199        24,615,260
        Small/Mid cap index                      7,132,411                --
        International stock index                3,660,448                --
        Participant loans                       91,422,775        89,214,927
        Earthgrains Company common stock        20,085,877        16,821,396
                                            --------------    --------------
                                            $3,418,941,985    $2,636,410,090
                                            ==============    ==============

      *  Represents more than 5% of net assets available for benefits.

ANHEUSER-BUSCH DEFERRED INCOME STOCK
PURCHASE AND SAVINGS PLAN
(FOR CERTAIN HOURLY EMPLOYEES OF ANHEUSER-BUSCH COMPANIES, INC.
AND ITS SUBSIDIARIES)

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2001 AND 2000
-------------------------------------------------------------------------------

      Investment income for the Master Trust is as follows:

                                                  YEAR ENDED MARCH 31,
                                                 2001              2000
      Net appreciation (depreciation) in
        fair value of investments:
        Anheuser-Busch common stock         $944,625,016      $(475,135,162)
        Short-term fixed income                  499,922           (152,262)
        Medium-term fixed income               4,330,094         (1,070,485)
        Large cap index                      (66,014,432)        44,964,482
        Managed balanced                      (2,136,459)         3,215,041
        Index balanced                        (1,609,721)         2,167,089
        Small/Mid cap index                   (1,204,398)                --
        International stock                     (242,359)                --
        Earthgrains Company common stock       6,709,053         (8,416,585)
                                            ------------      -------------

                                             884,956,716       (434,427,882)
                                            ------------      -------------

      Interest                                15,796,194         16,960,794
      Dividends                               41,538,499         40,311,360
                                            ------------      -------------

                                            $942,291,409      $(377,155,728)
                                            ============      =============

      Further financial information for the Anheuser-Busch Companies, Inc. Defined Contribution Master Trust as of and for the years ended March 31, 2001 and 2000 are included as Appendix A and B.

4.    FEDERAL INCOME TAX STATUS

      The Internal Revenue Service has determined and informed the Company by a letter dated January 30, 1995, that the Plan is designed in accordance with applicable sections of the Internal Revenue Code. Therefore, the underlying trust of such a Plan is exempt from federal income taxes under Section 501 of the Internal Revenue Code. The Plan has been amended since receiving the determination letter. However, the Plan Administrator and the Plan's tax counsel believe that the Plan is currently designed and being operated in compliance with the applicable requirements of the Internal Revenue Code. Therefore, no provision for income taxes has been included in the Plan's financial statements.

ANHEUSER-BUSCH DEFERRED INCOME STOCK
PURCHASE AND SAVINGS PLAN
(FOR CERTAIN HOURLY EMPLOYEES OF ANHEUSER-BUSCH COMPANIES, INC.
AND ITS SUBSIDIARIES)

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2001 AND 2000
-------------------------------------------------------------------------------

5.    RECONCILIATION OF FINANCIAL STATEMENTS TO 5500

      The following is a reconciliation of net assets available for benefits per the financial statements at March 31, 2001 and 2000 to the Plan's Form 5500:

                                                            2001           2000
      Net assets available for benefits per the
        financial statements                           $63,021,277     $44,034,679
      Amounts allocated to withdrawing participants        (86,183)             --
                                                       -----------     -----------
      Net assets available for benefits per the
        Form 5500                                      $62,935,094     $44,034,679
                                                       ===========     ===========

      The following is a reconciliation of benefits paid to participants per the financial statements for the year ended March 31, 2001 to the Plan's Form 5500:

                                                          2001
      Benefits paid to participants per the
        financial statements                           $2,830,603

      Add: Amounts allocated to withdrawing
        participants at March 31, 2001                     86,183
                                                       ----------
      Benefits paid to participants per Form 5500      $2,916,786
                                                       ==========


      Amounts allocated to withdrawing participants are recorded on the Form 5500 for benefit claims that have been processed and approved for payment prior to March 31, 2001, but not yet paid as of that date.

6.    TRANSACTIONS WITH PARTIES-IN-INTEREST

      During the years ended March 31, 2001 and 2000, transactions with the Company included aggregate common stock purchases totaling $1,808,209 and $1,751,815, respectively and aggregate common stock sales totaling $949,098 and $73,625, respectively. These transactions are allowable party-in-interest transactions under Section 408(e) and 408(b)(8) of ERISA and the regulations promulgated thereunder.

      During the years ended March 31, 2001 and 2000, the Plan purchased and sold investments in the Employee Benefit Temporary Investment Fund of Mellon Bank N.A., the Plan trustee. Transactions with the Fund included aggregate investment purchases totaling $1,944,381 and $1,463,890, respectively and aggregate investment sales totaling $1,985,636 and $1,552,778,

ANHEUSER-BUSCH DEFERRED INCOME STOCK
PURCHASE AND SAVINGS PLAN
(FOR CERTAIN HOURLY EMPLOYEES OF ANHEUSER-BUSCH COMPANIES, INC.
AND ITS SUBSIDIARIES)

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2001 AND 2000
-------------------------------------------------------------------------------

      respectively. These transactions are allowable party-in-interest transactions under Sections 408(e) and 408(b)(8) of ERISA and the regulations promulgated thereunder.

7.    STOCK SPLIT

      Effective September 19, 2000, the Company's Board of Directors approved a 2-for-1 stock split.

8.    SUBSEQUENT EVENT

      As a result of the purchase of The Earthgrains Company by Sara Lee Corporation, participants holding investments in the Earthgrains Company stock fund were given a tender offer of $40.25 per share.
      On August 10, 2001, participants of the Plan holding investments in the Earthgrains Company stock fund were allocated a total of $405,441 in exchange for their investments in the fund.

ANHEUSER-BUSCH DEFERRED INCOME STOCK PURCHASE AND SAVINGS PLAN                                                         APPENDIX A
                                                                                                                      PAGE 1 OF 2
ANHEUSER-BUSCH COMPANIES, INC. DEFINED CONTRIBUTION MASTER TRUST
STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS WITH FUND INFORMATION
MARCH 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                          ANHEUSER-BUSCH        SHORT-TERM       MEDIUM-TERM       LARGE            MANAGED
                                          COMPANIES, INC.      FIXED INCOME     FIXED INCOME        CAP            BALANCED
                                            STOCK FUND            FUND              FUND            FUND             FUND
ASSETS
Investments, at fair value:
   Anheuser-Busch Companies,
     Inc. Common Stock*                   $2,882,256,925       $        --      $        --     $         --      $        --
   Interest bearing cash                      69,123,070                --               --               --               --
   U.S. government securities                         --        16,455,200               --               --               --
   Corporate debt instruments                         --        15,396,224               --               --               --
   Insurance contracts                                --                --       46,401,988               --       20,518,875
   Interest in common/
     collective trusts                                --                --               --               --               --
   Interest in registered
     investment companies                             --                --               --               --               --
   Loans to participants                              --                --               --               --               --
   Earthgrains Company, Inc.
     common stock                                     --                --               --               --               --
   Other investments*                                 --         2,693,982               --      222,615,011               --
                                          --------------       -----------      -----------     ------------      -----------
      Total investments                    2,951,379,995        34,545,406       46,401,988      222,615,011       20,518,875
                                          --------------       -----------      -----------     ------------      -----------
         Total assets                      2,951,379,995        34,545,406       46,401,988      222,615,011       20,518,875
                                          --------------       -----------      -----------     ------------      -----------
LIABILITIES
Due to broker for securities
   purchased                                          --        (3,311,840)         (76,243)        (564,112)         (60,183)
Interest payable                              (7,103,250)               --               --               --               --
Notes payable                               (172,200,000)               --               --               --               --
                                          --------------       -----------      -----------     ------------      -----------
         Total liabilities                  (179,303,250)       (3,311,840)         (76,243)        (564,112)         (60,183)
                                          --------------       -----------      -----------     ------------      -----------
Net assets available for benefits         $2,772,076,745       $31,233,566      $46,325,745     $222,050,899      $20,458,692
                                          ==============       ===========      ===========     ============      ===========

                                      INDEX                                                       EARTHGRAINS
                                     BALANCED      SMALL/MID     INTERNATIONAL     PARTICIPANT      COMPANY
                                      FUND         CAP FUND       STOCK FUND        LOAN FUND      STOCK FUND         TOTAL
ASSETS
Investments, at fair value:
   Anheuser-Busch Companies,
     Inc. Common Stock*            $        --     $       --     $       --      $        --     $        --     $2,882,256,925
   Interest bearing cash                    --             --            607               --             185         69,123,862
   U.S. government securities               --             --             --               --              --         16,455,200
   Corporate debt instruments               --             --             --               --              --         15,396,224
   Insurance contracts                      --             --             --               --              --         66,920,863
   Interest in common/
     collective trusts              19,042,785      7,132,411             --               --              --         26,175,196
   Interest in registered
     investment companies            2,136,414             --      3,659,841               --              --          5,796,255
   Loans to participants                    --             --             --       91,422,775              --         91,422,775
   Earthgrains Company, Inc.
     common stock                           --             --             --               --      19,989,407         19,989,407
   Other investments*                       --             --             --               --          96,285        225,405,278
                                   -----------     ----------     ----------      -----------     -----------     --------------
      Total investments             21,179,199      7,132,411      3,660,448       91,422,775      20,085,877      3,418,941,985
                                   -----------     ----------     ----------      -----------     -----------     --------------
         Total assets               21,179,199      7,132,411      3,660,448       91,422,775      20,085,877      3,418,941,985
                                   -----------     ----------     ----------      -----------     -----------     --------------
LIABILITIES
Due to broker for securities
   purchased                           (59,182)       (28,867)       (13,353)              --              --         (4,113,780)
Interest payable                            --             --             --               --              --         (7,103,250)
Notes payable                               --             --             --               --              --       (172,200,000)
                                   -----------     ----------     ----------      -----------     -----------     --------------
         Total liabilities             (59,182)       (28,867)       (13,353)              --              --       (183,417,030)
                                   -----------     ----------     ----------      -----------     -----------     --------------
Net assets available for benefits  $21,120,017     $7,103,544     $3,647,095      $91,422,775     $20,085,877     $3,235,524,955
                                   ===========     ==========     ==========      ===========     ===========     ==============


* Represents more than 5% of net assets available for benefits

ANHEUSER-BUSCH DEFERRED INCOME STOCK PURCHASE AND SAVINGS PLAN                                                         APPENDIX A
                                                                                                                      PAGE 2 OF 2
ANHEUSER-BUSCH COMPANIES, INC. DEFINED CONTRIBUTION MASTER TRUST
STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS WITH FUND INFORMATION
MARCH 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                          ANHEUSER-BUSCH        SHORT-TERM       MEDIUM-TERM       EQUITY           MANAGED
                                          COMPANIES, INC.      FIXED INCOME     FIXED INCOME       INDEX           BALANCED
                                            STOCK FUND            FUND              FUND            FUND             FUND
ASSETS
Investments, at fair value:
   Anheuser-Busch Companies,
     Inc. Common Stock*                   $2,098,157,882       $        --      $        --     $         --      $        --
   Interest bearing cash                      19,021,572                --               --               --               --
   U.S. government securities                         --         4,311,292               --               --               --
   Corporate debt instruments                         --        10,651,050               --               --               --
   Insurance contracts                                --                --       34,310,091               --       23,492,650
   Interest in common/
     collective trusts                                --                --               --               --               --
   Loans to participants                              --                --               --               --               --
   Earthgrains Company, Inc.
     common stock                                     --                --               --               --               --
   Other investments*                                 --         3,195,999               --      312,617,971               --
                                          --------------       -----------      -----------     ------------      -----------
      Total investments                    2,117,179,454        18,158,341       34,310,091      312,617,971       23,492,650
                                          --------------       -----------      -----------     ------------      -----------
         Total assets                      2,117,179,454        18,158,341       34,310,091      312,617,971       23,492,650
                                          --------------       -----------      -----------     ------------      -----------
LIABILITIES
Notes payable                               (172,200,000)               --               --               --               --
                                          --------------       -----------      -----------     ------------      -----------
         Total liabilities                  (172,200,000)               --               --               --               --
                                          --------------       -----------      -----------     ------------      -----------
Net assets available for benefits         $1,944,979,454       $18,158,341      $34,310,091     $312,617,971      $23,492,650
                                          ==============       ===========      ===========     ============      ===========

                                                 INDEX                             EARTHGRAINS
                                               BALANCED          PARTICIPANT        COMPANY
                                                 FUND             LOAN FUND        STOCK FUND             TOTAL
ASSETS
Investments, at fair value:
   Anheuser-Busch Companies,
     Inc. Common Stock*                       $        --        $        --       $        --       $2,098,157,882
   Interest bearing cash                               --                 --             3,751           19,025,323
   U.S. government securities                          --                 --                --            4,311,292
   Corporate debt instruments                          --                 --                --           10,651,050
   Insurance contracts                                 --                 --                --           57,802,741
   Interest in common/
     collective trusts                         11,865,807                 --                --           11,865,807
   Loans to participants                               --         89,214,927                --           89,214,927
   Earthgrains Company, Inc.
     common stock                                      --                 --        16,781,172           16,781,172
   Other investments*                          12,749,453                 --            36,473          328,599,896
                                              -----------        -----------       -----------       --------------
      Total investments                        24,615,260         89,214,927        16,821,396        2,636,410,090
                                              -----------        -----------       -----------       --------------
         Total assets                          24,615,260         89,214,927        16,821,396        2,636,410,090
                                              -----------        -----------       -----------       --------------
LIABILITIES
Notes payable                                          --                 --                --         (172,200,000)
                                              -----------        -----------       -----------       --------------
         Total liabilities                             --                 --                --         (172,200,000)
                                              -----------        -----------       -----------       --------------
Net assets available for benefits             $24,615,260        $89,214,927       $16,821,396       $2,464,210,090
                                              ===========        ===========       ===========       ==============


* Represents more than 5% of net assets available for benefits

ANHEUSER-BUSCH DEFERRED INCOME STOCK PURCHASE AND SAVINGS PLAN                                                         APPENDIX B
                                                                                                                      PAGE 1 OF 2
ANHEUSER-BUSCH COMPANIES, INC. DEFINED CONTRIBUTION MASTER TRUST
STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS WITH FUND INFORMATION
FOR THE YEAR ENDED MARCH 31, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                           ANHEUSER-BUSCH     SHORT-TERM     MEDIUM-TERM       LARGE        MANAGED       INDEX
                                           COMPANIES, INC.   FIXED INCOME   FIXED INCOME        CAP        BALANCED      BALANCED
                                             STOCK FUND          FUND           FUND           FUND          FUND          FUND
Additions to net assets attributed to:
   Contributions:
      Participants                         $   61,477,474    $   893,149    $ 1,784,261    $ 15,692,287   $ 1,471,792   $ 1,463,397
      Employer                                  2,928,923             --             --              --            --            --
      Rollovers                                   139,459        449,907          3,089          31,479         7,351        10,879
                                           --------------    -----------    -----------    ------------   -----------   -----------
         Total contributions                   64,545,856      1,343,056      1,787,350      15,723,766     1,479,143     1,474,276

Investment income:
   Interest                                     2,926,612      1,660,261         14,717       3,774,531            --            --
   Dividends                                   41,304,515             --             --              --            --            --
   Net realized and unrealized
     appreciation in fair value
     of investments                           944,625,016        499,922      4,330,094     (66,014,432)   (2,136,459)   (1,609,721)
                                           --------------    -----------    -----------    ------------   -----------   -----------
         Total additions                    1,053,401,999      3,503,239      6,132,161     (46,516,135)     (657,316)     (135,445)
                                           --------------    -----------    -----------    ------------   -----------   -----------

Deductions from net assets attributed to:
   Distributions to participants              195,569,578      6,923,100      4,124,310      29,342,206     2,291,390     4,074,530
   Interest expense                            14,206,500             --             --              --            --            --
   Administrative expenses                         47,123             --             --              --            --            --
                                           --------------    -----------    -----------    ------------   -----------   -----------
         Total deductions                     209,823,201      6,923,100      4,124,310      29,342,206     2,291,390     4,074,530

Net increase (decrease)                       843,578,798     (3,419,861)     2,007,851     (75,858,341)   (2,948,706)   (4,209,975)

Net transfers in (out)                        (16,481,507)    16,495,086     10,007,803     (14,708,731)      (85,252)      714,732
                                           --------------    -----------    -----------    ------------   -----------   -----------
Net assets available for benefits:
   Beginning of year                        1,944,979,454     18,158,341     34,310,091     312,617,971    23,492,650    24,615,260
                                           --------------    -----------    -----------    ------------   -----------   -----------
   End of year                             $2,772,076,745    $31,233,566    $46,325,745    $222,050,899   $20,458,692   $21,120,017
                                           ==============    ===========    ===========    ============   ===========   ===========

                                                                                                EARTHGRAINS
                                                SMALL/MID     INTERNATIONAL     PARTICIPANT       COMPANY
                                                CAP FUND       STOCK FUND        LOAN FUND      STOCK FUND           TOTAL
Additions to net assets attributed to:
   Contributions:
      Participants                            $   113,841      $   53,743      $        --      $        --     $   82,949,944
      Employer                                         --              --               --               --          2,928,923
      Rollovers                                        --              --               --               --            642,164
                                              -----------      ----------      -----------      -----------     --------------
         Total contributions                      113,841          53,743               --               --         86,521,031

Investment income:
   Interest                                            --               6        7,419,696              371         15,796,194
   Dividends                                           --              --               --          233,984         41,538,499
   Net realized and unrealized
     appreciation in fair value
     of investments                            (1,204,398)       (242,359)              --        6,709,053        884,956,716
                                              -----------      ----------      -----------      -----------     --------------
         Total additions                       (1,090,557)       (188,610)       7,419,696        6,943,408      1,028,812,440
                                              -----------      ----------      -----------      -----------     --------------

Deductions from net assets attributed to:
   Distributions to participants                   37,583           1,170        1,109,272        2,012,738        245,485,877
   Interest expense                                    --              --               --               --         14,206,500
   Administrative expenses                             --              --               --               --             47,123
                                              -----------      ----------      -----------      -----------     --------------
         Total deductions                          37,583           1,170        1,109,272        2,012,738        259,739,500

Net increase (decrease)                        (1,128,140)       (189,780)       6,310,424        4,930,670        769,072,940

Net transfers in (out)                          8,231,684       3,836,875       (4,102,576)      (1,666,189)         2,241,925
                                              -----------      ----------      -----------      -----------     --------------
Net assets available for benefits:
   Beginning of year                                   --              --       89,214,927       16,821,396      2,464,210,090
                                              -----------      ----------      -----------      -----------     --------------
   End of year                                $ 7,103,544      $3,647,095      $91,422,775      $20,085,877     $3,235,524,955
                                              ===========      ==========      ===========      ===========     ==============

ANHEUSER-BUSCH DEFERRED INCOME STOCK PURCHASE AND SAVINGS PLAN                                                         APPENDIX B
                                                                                                                      PAGE 2 OF 2
ANHEUSER-BUSCH COMPANIES, INC. DEFINED CONTRIBUTION MASTER TRUST
STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS WITH FUND INFORMATION
FOR THE YEAR ENDED MARCH 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                          ANHEUSER-BUSCH        SHORT-TERM      MEDIUM-TERM       EQUITY           MANAGED
                                          COMPANIES, INC.      FIXED INCOME     FIXED INCOME       INDEX           BALANCED
                                            STOCK FUND            FUND              FUND           FUND              FUND
Additions to net assets attributed to:
   Contributions:
      Participants                        $   56,713,153       $   872,836     $ 1,953,230     $ 15,430,838      $ 1,401,989
      Employer                                 1,875,698                --              --               --               --
                                          --------------       -----------     -----------     ------------      -----------
         Total contributions                  58,588,851           872,836       1,953,230       15,430,838        1,401,989

Investment income:
   Interest                                    2,178,020         1,151,033       1,681,010        4,560,507               --
   Dividends                                  40,081,760                --              --               --               --
   Net realized and unrealized
     appreciation in fair value
     of investments                         (475,135,162)         (152,262)     (1,070,485)      44,964,482        3,215,041
                                          --------------       -----------     -----------     ------------      -----------
         Total additions                    (374,286,531)        1,871,607       2,563,755       64,955,827        4,617,030
                                          --------------       -----------     -----------     ------------      -----------

Deductions from net assets attributed to:
   Distributions to participants             189,895,233         6,424,286       4,175,506       25,748,533        1,912,599
   Interest expense                           17,366,250                --              --               --               --
   Administrative expenses                        38,459                --              --               --               --
                                          --------------       -----------     -----------     ------------      -----------
         Total deductions                    207,299,942         6,424,286       4,175,506       25,748,533        1,912,599
                                          --------------       -----------     -----------     ------------      -----------
Net increase (decrease)                     (581,586,473)       (4,552,679)     (1,611,751)      39,207,294        2,704,431

Net transfers in (out)                        46,817,512           374,469      (9,454,590)     (28,595,368)      (2,772,605)
                                          --------------       -----------     -----------     ------------      -----------
Net assets available for benefits:
   Beginning of year                       2,479,748,415        22,336,551      45,376,432      302,006,045       23,560,824
                                          --------------       -----------     -----------     ------------      -----------
   End of year                            $1,944,979,454       $18,158,341     $34,310,091     $312,617,971      $23,492,650
                                          ==============       ===========     ===========     ============      ===========

                                                 INDEX                             EARTHGRAINS
                                               BALANCED          PARTICIPANT         COMPANY
                                                 FUND             LOAN FUND        STOCK FUND             TOTAL
Additions to net assets attributed to:
   Contributions:
      Participants                            $ 1,433,141        $        --      $         --       $   77,805,187
      Employer                                         --                 --                --            1,875,698
                                              -----------        -----------      ------------       --------------
         Total contributions                    1,433,141                 --                --           79,680,885

Investment income:
   Interest                                       193,363          7,196,680               181           16,960,794
   Dividends                                           --                 --           229,600           40,311,360
   Net realized and unrealized
     appreciation in fair value
     of investments                             2,167,089                 --        (8,416,585)        (434,427,882)
                                              -----------        -----------      ------------       --------------
         Total additions                        3,793,593          7,196,680        (8,186,804)        (297,474,843)
                                              -----------        -----------      ------------       --------------

Deductions from net assets attributed to:
   Distributions to participants                2,213,787          1,132,676         2,468,730          233,971,350
   Interest expense                                    --                 --                --           17,366,250
   Administrative expenses                             --                 --                --               38,459
                                              -----------        -----------      ------------       --------------
         Total deductions                       2,213,787          1,132,676         2,468,730          251,376,059
                                              -----------        -----------      ------------       --------------
Net increase (decrease)                         1,579,806          6,064,004       (10,655,534)        (548,850,902)

Net transfers in (out)                         (3,326,023)        (4,017,925)       (2,075,594)          (3,050,124)
                                              -----------        -----------      ------------       --------------
Net assets available for benefits:
   Beginning of year                           26,361,477         87,168,848        29,552,524        3,016,111,116
                                              -----------        -----------      ------------       --------------
   End of year                                $24,615,260        $89,214,927      $ 16,821,396       $2,464,210,090
                                              ===========        ===========      ============       ==============