Form 10-Q
period 2001-09-30
ANHEUSER BUSCH COMPANIES INC
filed 2001-11-09
CIK 310569

                      SECURITIES AND EXCHANGE COMMISSION


                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


                     For Quarter Ended September 30, 2001


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

$1 Par Value Common Stock - 884,263,265 shares as of September 30, 2001

CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)

                                                          Third Quarter Ended            Nine Months Ended
                                                               Sept. 30,                      Sept. 30,
                                                       ------------------------      ------------------------
(In millions, except per share data)                      2001           2000           2001           2000
-------------------------------------------------------------------------------------------------------------
Sales                                                  $ 4,005.1      $ 3,942.2      $11,401.9      $11,040.7
   Less excise taxes                                      (553.7)        (544.4)      (1,588.6)      (1,565.5)
                                                       ------------------------------------------------------
Net sales                                                3,451.4        3,397.8        9,813.3        9,475.2
   Cost of products and services                        (1,989.4)      (2,009.7)      (5,862.6)      (5,763.3)
                                                       ------------------------------------------------------
Gross profit                                             1,462.0        1,388.1        3,950.7        3,711.9
   Marketing, distribution and administrative
   expenses                                               (586.1)        (574.8)      (1,629.7)      (1,568.2)
   Gain on sale of SeaWorld Cleveland                         --             --           17.8            --
                                                       ------------------------------------------------------
Operating income                                           875.9          813.3        2,338.8        2,143.7
   Interest expense                                        (87.0)         (85.5)        (270.3)        (262.9)
   Interest capitalized                                      6.2            9.0           20.8           24.2
   Interest income                                           0.5            0.4            1.0            0.8
   Other income/(expense), net                              (1.6)           1.8           (5.8)           4.9
                                                       ------------------------------------------------------
Income before income taxes                                 794.0          739.0        2,084.5        1,910.7
Provision for income taxes                                (303.2)        (280.9)        (801.4)        (726.1)
Equity income, net of tax                                   67.8           56.4          193.6          157.9
                                                       ------------------------------------------------------
Net income                                                 558.6          514.5        1,476.7        1,342.5
Retained earnings, beginning of period                  10,787.1        9,736.6       10,164.4        9,181.2
Common stock dividends (per share: 3rd quarter,
   2001--$.18; 2000--$.165; nine months,
   2001--$.51; 2000--$.465)                               (159.9)        (149.4)        (455.3)        (422.0)
                                                       ------------------------------------------------------
Retained earnings, end of period                       $11,185.8      $10,101.7      $11,185.8      $10,101.7
                                                       ======================================================
Basic earnings per share                               $     .63      $     .57      $    1.65      $    1.48
                                                       ======================================================
Diluted earnings per share                             $     .62      $     .56      $    1.63      $    1.46
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

    2.   BUSINESS SEGMENTS

    Comparative business segment information for the third quarter ended September 30, 2001 ($ in millions):

----------------------------------------------------------------------------------------------------------------------
2001                      Domestic Beer    Int'l Beer    Packaging    Entertain.    Other    Corp. & Elims.   Consol.
----------------------------------------------------------------------------------------------------------------------
Gross Sales                 $ 3,186.7        180.9          521.2        320.8       23.4       (227.9)      $ 4,005.1
----------------------------------------------------------------------------------------------------------------------
Net Sales:
- Intersegment                     --           --       $  224.2           --        3.7       (227.9)      $      --
- External                  $ 2,665.2        148.7          297.0        320.8       19.7           --       $ 3,451.4
----------------------------------------------------------------------------------------------------------------------
Income Before
Income Taxes                $   778.6         23.8           30.5        101.5        0.8       (141.2)      $   794.0
----------------------------------------------------------------------------------------------------------------------
Equity Income,
Net of Tax                         --       $ 67.8             --           --         --           --       $    67.8
----------------------------------------------------------------------------------------------------------------------
Net Income                  $   481.3         82.5           18.9         62.7        0.5        (87.3)      $   558.6
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
2000                      Domestic Beer    Int'l Beer    Packaging    Entertain.    Other    Corp. & Elims.   Consol.
----------------------------------------------------------------------------------------------------------------------
Gross Sales                 $ 3,069.5        173.7          545.2        336.8       37.2       (220.2)      $ 3,942.2
----------------------------------------------------------------------------------------------------------------------
Net Sales:
- Intersegment                     --           --       $  216.2           --        4.0       (220.2)      $      --
- External                  $ 2,552.6        146.2          329.0        336.8       33.2           --       $ 3,397.8
----------------------------------------------------------------------------------------------------------------------
Income Before
Income Taxes                $   702.9         14.7           38.8        106.4        8.5       (132.3)      $   739.0
----------------------------------------------------------------------------------------------------------------------
Equity Income,
Net of Tax                         --       $ 56.4             --           --         --           --       $    56.4
----------------------------------------------------------------------------------------------------------------------
Net Income                  $   435.8         65.6           24.1         66.0        5.2        (82.2)      $   514.5
----------------------------------------------------------------------------------------------------------------------


    Comparative business segment information for the nine months ended September 30, 2001 ($ in millions):

----------------------------------------------------------------------------------------------------------------------
2001                      Domestic Beer    Int'l Beer    Packaging    Entertain.    Other    Corp. & Elims.   Consol.
----------------------------------------------------------------------------------------------------------------------
Gross Sales                 $ 9,208.4        506.4        1,550.8        717.4       78.6       (659.7)      $11,401.9
----------------------------------------------------------------------------------------------------------------------
Net Sales:
- Intersegment                     --           --       $  641.1           --       18.6       (659.7)      $      --
- External                  $ 7,703.8        422.4          909.7        717.4       60.0           --       $ 9,813.3
----------------------------------------------------------------------------------------------------------------------
Income Before
Income Taxes                $ 2,199.1         58.6           88.4        164.7        4.7       (431.0)      $ 2,084.5
----------------------------------------------------------------------------------------------------------------------
Equity Income,
Net of Tax                         --       $193.6             --           --         --           --       $   193.6
----------------------------------------------------------------------------------------------------------------------
Net Income                  $ 1,359.5        229.8           54.7         96.3        2.9       (266.5)      $ 1,476.7
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
2000                      Domestic Beer    Int'l Beer    Packaging    Entertain.    Other    Corp. & Elims.   Consol.
----------------------------------------------------------------------------------------------------------------------
Gross Sales                 $ 8,836.8        484.9        1,559.8        700.0       94.5       (635.3)      $11,040.7
----------------------------------------------------------------------------------------------------------------------
Net Sales:
- Intersegment                     --           --       $  614.7           --       20.6       (635.3)      $      --
- External                  $ 7,346.8        409.4          945.1        700.0       73.9           --       $ 9,475.2
----------------------------------------------------------------------------------------------------------------------
Income Before
Income Taxes                $ 2,052.6         35.9           77.4        131.1       13.6       (399.9)      $ 1,910.7
----------------------------------------------------------------------------------------------------------------------
Equity Income,
Net of Tax                         --       $157.9             --           --         --           --       $   157.9
----------------------------------------------------------------------------------------------------------------------
Net Income                  $ 1,272.6        180.2           48.0         81.3        8.4       (248.0)      $ 1,342.5
----------------------------------------------------------------------------------------------------------------------


3.   EARNINGS PER SHARE
Earnings per share are computed by dividing net income by weighted average common shares outstanding for the period. The difference between basic and diluted weighted average common shares is due to stock option shares. There were no adjustments to net income for any period shown. Weighted average common shares outstanding for the third quarter and nine months ended September 30, are shown below (millions of shares):

                                         Third Quarter            Nine Months
                                     -------------------      ------------------
                                       2001        2000        2001        2000
                                       ----        ----        ----        ----
Basic weighted average shares
outstanding                           888.0       904.5       893.0       907.0

Diluted weighted average shares
outstanding                           899.0       917.5       904.4       919.5

---------------------------------------------------------------------------------

4.   COMPREHENSIVE INCOME ($ in millions)

Comprehensive income for the third quarter and nine months ended September 30, follows:

                                         Third Quarter            Nine Months
                                     -------------------      ------------------
                                      2001        2000        2001        2000
                                      ----        ----        ----        ----
Net income                           $558.6      $514.5     $1,476.7     $1,342.5

Foreign currency translation
adjustment                           (130.5)       68.8        (37.8)       (12.7)

Deferred hedging losses               (23.1)         --        (45.6)          --
                                     ------      ------     --------     --------

Comprehensive income                 $405.0      $583.3     $1,393.3     $1,329.8
                                     ======      ======     ========     ========

---------------------------------------------------------------------------------

The components of accumulated other comprehensive income as of September 30, 2001 and December 31, 2000, follow:


                                           September 30, 2001   December 31, 2000
                                           ------------------   -----------------
Foreign currency translation adjustment         $(250.1)            $(212.3)

Deferred hedging losses                           (45.6)                 --
                                                -------             -------

Accumulated other comprehensive income          $(295.7)            $(212.3)
                                                =======             =======

---------------------------------------------------------------------------------

5. SALE OF SEAWORLD CLEVELAND -- In February 2001, the company sold its SeaWorld Cleveland theme park to Six Flags, Inc. for $110 million and recognized a $17.8 million pretax gain in the first quarter. The company did not sell or grant license to the SeaWorld name or characters.

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

     All of the company's existing derivative positions at January 1, 2001 qualified for hedge accounting, and the impact of adopting FAS 133 was not material. Hedges of foreign currency and interest rate exposures are principally classified as fair value hedges, while commodity price hedges are primarily cash flow hedges.

     Gains and losses due to commodity hedge ineffectiveness are recognized as a component of cost of goods sold in the Consolidated Income Statement. Gains or losses from hedge ineffectiveness recognized in the third quarter and during the first nine months of 2001 were not material for any of the company's derivatives.

     Deferred gains and losses currently reflected in Accumulated Other Comprehensive Income in Shareholders Equity will generally be recognized in cost of goods sold when the underlying transactions occur -- over the next 12 to 18 months. All underlying transactions occurred as anticipated during the nine months of 2001.

8. NEW GOODWILL ACCOUNTING STANDARD - In June 2001, the Financial Accounting Standards Board issued Financial Accounting Standard (FAS) No. 142, "Goodwill and Other Intangible Assets." Under FAS 142, goodwill and other intangible assets that have indefinite lives will no longer be amortized. Instead, the carrying value of these assets will be reviewed for impairment at least annually, or more frequently should circumstances indicate.

     As required, Anheuser-Busch will adopt FAS 142 beginning in January 2002. Annual goodwill amortization for the company, including goodwill amortization reflected in Equity Income, is approximately $34 million, or about three cents per diluted share.


CONSOLIDATED BALANCE SHEET
Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)

                                                  Sept. 30,               Dec. 31,
                                                 ---------------------------------
(In millions)                                       2001                    2000
----------------------------------------------------------------------------------
Assets
Current Assets:
   Cash and marketable securities                $   141.8               $   159.9
   Accounts and notes receivables                    818.2                   600.4
   Inventories:
      Raw materials and supplies                     326.5                   347.3
      Work in progress                                75.8                    82.9
      Finished goods                                 189.6                   178.1
         Total inventories                           591.9                   608.3
      Other current assets                           182.8                   179.3
                                                 ---------------------------------
         Total current assets                      1,734.7                 1,547.9

Investments in affiliated companies                2,663.0                 2,207.4
Other assets                                       1,084.1                 1,073.6
Plant and equipment, net                           8,382.5                 8,243.8
                                                 ---------------------------------
      Total Assets                               $13,864.3               $13,072.7
                                                 =================================
Liabilities and Shareholders Equity
Current Liabilities:
   Accounts payable                              $   927.8               $   940.8
   Accrued salaries, wages and benefits              275.4                   276.4
   Accrued taxes                                     445.7                   127.4
   Other current liabilities                         396.4                   331.1
                                                 ---------------------------------
      Total current liabilities                    2,045.3                 1,675.7
                                                 ---------------------------------
Postretirement benefits                              486.1                   492.7
                                                 ---------------------------------
Debt                                               5,626.5                 5,362.7
                                                 ---------------------------------
Deferred income taxes                              1,400.8                 1,372.9
                                                 ---------------------------------
Other long-term liabilities                           38.0                    39.8
                                                 ---------------------------------
Shareholders Equity:
   Common stock - $1 par value, 1.6
     billion shares authorized                     1,443.9                 1,441.5
   Capital in excess of par value                    782.9                   725.3
   Retained earnings                              11,185.8                10,164.4
   Accumulated other comprehensive income           (295.7)                 (212.3)
   Treasury stock, at cost                        (8,717.1)               (7,817.8)
   ESOP debt guarantee                              (132.2)                 (172.2)
                                                 ---------------------------------
                                                   4,267.6                 4,128.9
                                                 ---------------------------------
Commitments and Contingencies                           --                      --
                                                 ---------------------------------
Total Liabilities and Shareholders
  Equity                                         $13,864.3               $13,072.7
                                                 =================================


CONSOLIDATED STATEMENT OF CASH FLOWS

Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)

                                                               Nine months ended Sept. 30,
                                                               --------------------------
(In millions)                                                     2001             2000
-----------------------------------------------------------------------------------------
   Cash Flow from Operating Activities:
      Net income                                               $ 1,476.7        $ 1,342.5
      Adjustments to reconcile net income to cash
         provided by operating activities:
            Depreciation and amortization                          616.2            591.1
            Deferred income taxes                                   27.9             21.0
            Gain on sale of SeaWorld Cleveland                     (17.8)              --
            Undistributed earnings of affiliated companies        (176.9)          (143.0)
            Other, net                                             (23.0)            33.5
                                                               --------------------------
      Operating cash flow before change in working
         capital                                                 1,903.1          1,845.1
      Decrease/(Increase) in working capital                       164.7             (3.0)
                                                               --------------------------
      Cash provided by operating activities                      2,067.8          1,842.1
                                                               --------------------------
   Cash Flow from Investing Activities:
      Capital expenditures                                        (795.1)          (794.5)
      New business acquisitions                                   (370.4)           (42.9)
      Proceeds from sale of SeaWorld Cleveland                     110.0               --
                                                               --------------------------
      Cash used for investing activities                        (1,055.5)          (837.4)
                                                               --------------------------
   Cash Flow from Financing Activities:
      Increase in long-term debt                                   758.9            403.1
      Decrease in long-term debt                                  (475.7)          (183.0)
      Dividends paid to stockholders                              (455.3)          (422.0)
      Acquisition of treasury stock                               (899.3)          (912.1)
      Shares issued under stock plans                               41.0             92.1
                                                               --------------------------
      Cash used for financing activities                        (1,030.4)        (1,021.9)
                                                               --------------------------
      Net decrease in cash and marketable
         securities during the period                              (18.1)           (17.2)
      Cash and marketable securities, beginning of
         period                                                    159.9            152.1
                                                               --------------------------
      Cash and marketable securities, end of period            $   141.8        $   134.9
                                                               ==========================

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND
         FINANCIAL CONDITION

INTRODUCTION
------------
    This discussion summarizes the significant factors affecting the consolidated operating results of Anheuser-Busch Companies, Inc. for the third quarter and nine months ended September 30, 2001 compared to the third quarter and nine months ended September 30, 2000, and the company's financial condition and liquidity/cash flows for the nine months ended September 30, 2001 compared to the year ended December 31, 2000. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in the company's Annual Report to Shareholders for the year ended December 31, 2000.
    This discussion contains forward-looking statements regarding the company's expectations concerning its future operations, earnings and prospects. On the date the statements are made, the statements represent the company's expectations, but the company's expectations concerning its future operations, earnings and prospects may change. The company's expectations involve significant risks and uncertainties (both favorable and unfavorable) and are based on many assumptions that the company believes to be reasonable, but such assumptions may ultimately prove to be inaccurate or incomplete, in whole or in part. Accordingly, there can be no assurances that the company's expectations and the forward-looking statements will be correct. Important factors that could cause actual results to differ (favorably or unfavorably) from the expectations stated in this discussion include, among others, changes in the pricing environment for the company's products; changes in domestic demand for malt beverage products; changes in customer preference for the company's malt beverage products; regulatory or legislative changes; changes in raw materials prices; changes in interest rates; changes in foreign currency exchange rates; changes in attendance and consumer spending patterns for the company's theme park operations; changes in demand for aluminum beverage containers; changes in the company's international beer business or in the beer business of the company's international equity partners; and the effect of stock market conditions on the company's share repurchase program. Anheuser-Busch disclaims any obligation to update any of these forward-looking statements. If the company determines to update any forward-looking statement, it will do so publicly. No private statements by the company or its personnel should be interpreted as updating forward-looking statements.

THIRD QUARTER AND NINE MONTHS 2001 FINANCIAL RESULTS
----------------------------------------------------
    As previously announced, Anheuser-Busch sold its SeaWorld Cleveland theme park in January 2001. On an annual basis, the SeaWorld Cleveland theme park was essentially earnings breakeven. However, as a seasonal operation, and typical in the industry, the park generated approximately $15 million of operating profit in the third quarter of last year, which was offset in the other quarters of the year.

    To provide a more complete understanding of the company's underlying performance, key third quarter operating results are presented in the tables below and in later discussion on both a reported basis and normalized basis (representing the company's continuing operations), which excludes SeaWorld Cleveland operating results in the third quarter 2000. The SeaWorld Cleveland sale had an insignificant impact on earnings growth for the nine months of 2001 compared to 2000, and those results have therefore not been normalized.

------------------------------------------------------------------------------------------------------
                  Third Quarter Ended September 30 (in millions, except per share)
 ----------------------------------------------------------------------------------------------------
                                        2001          2000                    2001 vs. 2000
                                     -----------------------------------------------------------------
                                                                                          Normalized %
                                                                     $            %           Excl.
                                                                                            SeaWorld-
                                                                                            Cleveland
                                                                 -------------------------------------
Gross Sales                            $4,005        $3,942        Up $63       Up 1.6%      Up 2.5%
Net Sales                              $3,451        $3,398        Up $53       Up 1.6%      Up 2.6%
Operating Income                         $876          $813        Up $63       Up 7.7%      Up 9.7%
Equity Income, Net of Tax                 $68           $56        Up $12      Up 20.3%     Up 20.3%
Net Income                               $559          $515        Up $44       Up 8.6%     Up 10.5%
Diluted Earnings per Share               $.62          $.56       Up $.06      Up 10.7%     Up 12.7%
------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------
                   Nine Months Ended September 30 (in millions, except per share)
 ----------------------------------------------------------------------------------------------------
                                        2001          2000                    2001 vs. 2000
                                     -----------------------------------------------------------------
                                                                           $                 %
                                                                   -----------------------------------
Gross Sales                            $11,402       $11,041            Up $361           Up 3.3%
Net Sales                               $9,813        $9,475            Up $338           Up 3.6%
Operating Income                        $2,339        $2,144            Up $195           Up 9.1%
Equity Income, Net of Tax                 $194          $158             Up $36          Up 22.7%
Net Income                              $1,477        $1,343            Up $134          Up 10.0%
Diluted Earnings per Share               $1.63         $1.46            Up $.17          Up 11.6%
------------------------------------------------------------------------------------------------------

    The company's third quarter performance represents its twelfth consecutive quarter of solid double-digit earnings per share growth. Anheuser-Busch continues to realize consistent, dependable double-digit earnings per share growth despite the more difficult economic environment. The company anticipates continued double-digit earnings per share growth in the fourth quarter and achieving its 12% earnings per share growth target for 2001. Fourth quarter 2001 earnings per share results are expected to be up in the low teens compared to 2000. Anheuser-Busch expects to again accomplish its double-digit earnings per share growth objective in 2002, and has set an initial target of 10% growth.

RESULTS OF OPERATIONS
---------------------
    Anheuser-Busch achieved gross sales of $4.0 billion and $11.4 billion, and net sales of $3.5 billion and $9.8 billion, respectively, in the third quarter and nine months of 2001. These amounts represent gross and net sales increases of 2.5% and 2.6%, respectively, for the third quarter compared to normalized 2000. Gross and net sales for the nine months of 2001 increased 3.3% and 3.6%, respectively. The difference between gross sales and net sales reflects domestic and international beer excise taxes paid by the company on its products. Gross and net sales for the third quarter 2001 both increased 1.6% compared to reported 2000.
     The increases in both gross and net sales were driven primarily by the domestic and international beer segments. Domestic beer net sales increased 4.4% for the third quarter primarily due to higher revenue per barrel and higher sales volume.

     Revenue per barrel grew 3% in both the third quarter and nine months of 2001, compared to respective periods last year. Domestic revenue per barrel growth has exceeded expectations throughout 2001, reflecting Anheuser-Busch's successful strategy to reduce discounting while continuing to gain market share. Revenue per barrel has now increased by 2% or more for twelve consecutive quarters.
    The increases in revenue per barrel reflect the company's sharp focus on beer profit margin growth. The company's gross profit and operating profit margins increased 170 basis points during the third quarter 2001 versus normalized third quarter 2000, and return on capital employed has increased significantly over the past twelve months versus the similar prior period.
    Consistent with the company's practice of implementing annual revenue enhancement initiatives in two phases, the company implemented the first stage of price increases and discount reductions at the beginning of October. Similar to last year, the company initiated pricing actions in markets representing approximately 40% of its domestic volume. These revenue initiatives are tailored to specific markets, brands and packages, and initial results are encouraging. The second stage of revenue enhancement initiatives is planned for the first quarter 2002.

     The company's reported beer volume is summarized in the following table:

------------------------------------------------------------------------------------------------------
                             Reported Beer Volume (millions of barrels)
 ----------------------------------------------------------------------------------------------------
                                        Third Quarter Ended                   Nine Months Ended
                                           September 30                         September 30
                                   -----------------------------        ------------------------------
                                                  vs. 2000                             vs. 2000
                                             -------------------                  --------------------
                                   2001      Barrels        %           2001      Barrels        %
                                   ----      -------     -------        ----      ------      --------
Domestic                           26.6       Up 0.3     Up 1.2%        76.9       Up 1.1      Up 1.5%
International                       2.1       Up 0.1     Up 4.1%         5.8       Up 0.4      Up 6.9%
                                   ----       ------     -------        ----       ------     --------
   Worldwide - A-B Brands          28.7       Up 0.4     Up 1.4%        82.7       Up 1.5      Up 1.8%
Int'l Equity Partner                4.6       Up 0.3     Up 6.3%        13.2       Up 1.3     Up 10.9%
Brands                             ----       ------     -------        ----       ------     --------

   Total Brands                    33.3       Up 0.7     Up 2.0%        95.9       Up 2.8      Up 3.0%
                                   ====       ======     =======        ====       ======     ========
------------------------------------------------------------------------------------------------------

    Domestic beer sales-to-wholesalers volume increased 1.2% for the third quarter of 2001 and 1.5% for the nine months of 2001. This increase was led by the continued strong performance of Bud Light. Wholesaler sales-to-retailers volume grew 1.2% for the third quarter, and increased 0.8% year-to-date, compared to the prior year. Company planned shipments to wholesalers will increase approximately 1.2% for the full year.
    The company's domestic market share (excluding exports) for the nine months of 2001 was 48.6%, an increase of 0.5 percentage points over market share of 48.1% for the same period last year. Domestic market share is determined based on industry sales estimates provided by the Beer Institute.
    Worldwide Anheuser-Busch beer sales volume grew 1.4% to 28.7 million barrels in the third quarter and was 82.7 million barrels, up 1.8% for the nine months of 2001, compared to the same periods last year. Worldwide beer volume is comprised of domestic volume and international volume. Domestic volume represents Anheuser-Busch beer produced and shipped within the United States. International volume represents exports from the company's U.S. breweries to markets around the world, plus Anheuser-Busch brands produced overseas by company-owned breweries and under license and contract brewing agreements.
    Total volume, which combines worldwide Anheuser-Busch brand volume with equity volume (representing the company's share of its foreign equity partners' volume), was 33.3 million barrels, up 2.0% in the third quarter and
95.9 million barrels, up 3.0% for the nine months. In 2001, the company purchased an equity interest in Compania Cervecerias Unidas (CCU) and began including its pro rata share of CCU's beer volume in equity volume in the first quarter.
    International beer volume, excluding Modelo and CCU, was up 4.1% in the third quarter 2001 compared to prior year, and grew 6.9% for the nine months of 2001, due primarily to solid volume growth in Canada and China.
    Cost of products and services declined $4.3 million, or 0.2% for the third quarter 2001 compared to normalized prior year. For the nine months of 2001, the cost of products and services increased $99.3 million, or 1.7% compared to 2000. The decrease in the cost of products and services for the third quarter is attributable to lower aluminum costs for the beer and packaging segments essentially offset by the impact of higher domestic beer volume, higher energy costs and increased packaging material costs, including the impact of start-up costs related to the company's bottle manufacturing operation in Houston, Texas. The increase in cost for the nine months is due to these same factors with a less favorable impact from lower aluminum costs. On a reported basis, the cost of products and services for the third quarter
2001 decreased versus prior year by $20.3 million, or 1.0%.
    Gross profit as a percentage of net sales was 42.4% for the third quarter and 40.3% for the nine months of 2001, representing increases of 170 basis points versus normalized third quarter 2000, and 110 basis points for the nine months. On a reported basis, third quarter 2001 gross profit percentage was up 150 basis points compared to 2000.
    Marketing, distribution and administrative expenses for the third quarter 2001 increased $15.2 million, or 2.7% compared to normalized 2000, and increased $61.5 million, or 3.9% for the nine months. The increase in these expenses in 2001 is principally due to Higher domestic beer marketing costs, higher distribution costs related to the acquisition of a wholesaler in California and higher administrative costs. As reported, marketing, distribution and administrative expenses for the third quarter 2001 increased $11.3 million, or 1.9%.
    Operating income increased $77.8 million, or 9.7% versus normalized third quarter 2000, and increased $195.1 million, or 9.1% versus the nine months of 2000. Reported third quarter 2001 operating income increased $62.6 million, or 7.7% compared to prior year. These increases reflect higher revenue per barrel and domestic beer sales volume along with improved results for international beer and entertainment operations. Domestic beer segment operating profit increased almost 11% in the third quarter.
    Operating profits for the international beer segment, which exclude equity investments in Grupo Modelo and CCU, increased 61.9% and 63.2%, respectively, in the third quarter and nine months of 2001 compared to 2000, mostly due to volume gains in China and Canada.
    Packaging segment operating profits were down 21.4% in the third quarter 2001, and increased 14.2% for the nine months of 2001. Excluding the $14 million adjustment related to the label manufacturing business in 2000, packaging segment profits were down 3.3% for the nine months of 2001. These declines are primarily due to lower pricing for soft drink can sales partially offset by lower manufacturing costs and the impact of start-up costs related to the company's bottle manufacturing operation in Houston, Texas.
    Entertainment segment operating results for the third quarter 2001 increased 10.4% versus the prior year (normalized). Reported entertainment profits for the nine months of 2001 increased 25.6%, and were up 18.6% excluding the impact of SeaWorld Cleveland operating results and the related gain on sale of the park. These increases are primarily due to increased attendance and increased in-park spending prior to the September 11 terrorist attacks. The company anticipates reduced revenue and profits for its entertainment segment in the fourth quarter due to the decline in tourism in the wake of the terrorist attacks. The company is taking actions to minimize the impact of near-term attendance declines on park profits.
    Net interest cost (interest expense less interest income) was $86.5 million for the third quarter and $269.3 million for the nine months of 2001, representing increases of 1.6% and 2.7%, respectively, compared to the corresponding periods in 2000. The increases in net interest cost are due to higher average debt balances outstanding, mostly offset by lower average interest rates.

    Interest capitalized decreased $2.8 million and $3.4 million for the third quarter and nine months of 2001, respectively, due to the timing of project in-service dates and lower average interest rates compared to the prior year.
    Other income/expense, net includes numerous items of a nonoperating nature that do not have a material impact on the company's consolidated results of operations, either individually or in the aggregate. For the third quarter and nine months of 2001, the company had other expense of $1.6 million and $5.8 million, respectively.
    Equity income, net of tax, increased $12 million, or 20.3% for the third quarter 2001, and increased $36 million, or 22.7%, for the nine months of 2001, primarily due to the equity earnings of Grupo Modelo. Third quarter equity income includes a small equity loss from CCU.
    Net income for the third quarter 2001 increased $53.3 million, or 10.5%, and diluted earnings per share increased 12.7% for the same period, compared to the normalized third quarter 2000. Reported net income and diluted earnings per share growth was 8.6% and 10.7%, respectively in the third quarter 2001.
    Net income increased 10.0% for the nine months of 2001. Diluted earnings per share increased 11.6%, to $1.63. Earnings per share results for the nine months of 2001 include a one-half cent per share benefit from the sale of SeaWorld Cleveland and a one-cent per share dilution from the CCU acquisition.
    Earnings per share for the quarter and year to date benefited from the company's ongoing share repurchase program. The company repurchased over 21 million shares during the nine months of 2001.

    The effective tax rate for the nine months of 2001 was 38.4%, up 40 basis points versus the nine months of 2000. The increase is primarily due to the impact of writing-off non-tax deductible goodwill associated with the sale of SeaWorld Cleveland.

LIQUIDITY AND FINANCIAL CONDITION
---------------------------------
    The principal source of the company's cash flow is cash generated by operations. Net issuance of debt provides an additional source of cash as necessary. Principal uses of cash are capital expenditures, business investments, share repurchase and dividends. See the Consolidated Statement of Cash Flows for details regarding the change in the company's cash balance from December 31, 2000 through September 30, 2001.
    The company's total outstanding debt has increased $263.8 million since December 31, 2000. Details of debt increases and reductions during the nine months of 2001 are outlined below:

Debt Increases ... $779.5 million, comprised of the following:
--------------
    -- $299.6 million of 6.8% debentures ($300.0 million less $0.4 million issuance discount)
    -- $248.4 million of 6.0% notes ($250.0 million less $1.6 million issuance discount)
    -- $100.0 million of long-term notes (4.51% fixed rate, swapped to floating)
    -- $51.0 million of long-term notes (4.6% fixed rate, swapped to floating)
    -- $50.0 million of long-term notes (5.6% fixed rate, swapped to floating)
    --  $30.5 million of miscellaneous increases

Debt Reductions ... $515.7 million, comprised of the following:
---------------
    --  $200.0 million of long-term notes (6.9% fixed rate)
    -- $162.8 million of dual-currency notes (4.1% fixed rate, swapped to floating)
    --  $76.8 million of commercial paper (4.94% trailing 12-month wtd. avg.
        rate)
    --  $40.0 million of ESOP debt (8.25% fixed rate)
    --  $7.5 million of medium-term notes (7.44% fixed rate)
    --  $28.6 million of miscellaneous reductions

    At September 30, 2001, $690.4 million of commercial paper borrowings were outstanding. Commercial paper amounts up to $2 billion are classified as long-term since they are maintained on a long-term basis with on-going support provided by the company's $2 billion revolving credit agreement.
    The company registered $1 billion in long-term debt with the Securities and Exchange Commission in July 2001.
    The company issued $200.0 million of 5.625% notes in October, and issued $250.0 million of 6.0% debentures in early November.
    Capital expenditures for the nine months of 2001 were $795 million, approximately the same as capital spending for the nine months of 2000. Full year 2001 capital expenditures are expected to be just over $1 billion.


Risk Management
---------------
    The company's derivatives holdings fluctuate during the year based on normal and recurring changes in purchasing and production activity. Since December 31, 2000, there have been no significant changes in the nature of the company's interest rate, commodity price and foreign currency exposures, or changes in the types of derivative instruments used to hedge those exposures.
    Effective January 1, 2001, Anheuser-Busch adopted the provisions of FAS 133, "Accounting for Derivative Instruments and Hedging Activities," which requires all derivative financial instruments the company holds to be reported on the balance sheet at fair value. Quarterly changes in fair value are recognized either in earnings or equity, depending on the nature of the underlying exposure and the measured effectiveness of the related derivative. All the company's derivative positions at January 1, 2001 qualified for hedge accounting and the impact of adopting FAS 133 was not material. See Note 7 of the Notes to the Consolidated Financial Statements for additional discussion.


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

                        PART II - OTHER INFORMATION


ITEM 5:  OTHER INFORMATION

Investment in CCU
-----------------
    During the first six months of 2001, Anheuser-Busch purchased a 20% equity interest in Compania Cervecerias Unidas (CCU), the largest brewer in Chile for $321 million. The company accounts for the CCU investment using the equity method. See Note 6 of the Notes to Consolidated Financial Statements for additional discussion.

Labor Negotiations
------------------
    In May 2001, the company reached agreement with the International Brotherhood of Teamsters on a contract covering Anheuser-Busch brewery employees represented by the union. The contract runs through February 2004. All differences between the company and the union regarding pending National Labor Relations Board charges and litigation have been resolved under the terms of the contract. Terms of the contract also include the company's final offer, which was implemented in September 1998, as well as provisions for a supplemental year.

Litigation
----------
    In January 1997, Maris Distributing Company, Inc., a former Anheuser-Busch wholesaler in Florida, initiated litigation against the company alleging breach of contract and twelve other claims. Anheuser-Busch terminated its distribution agreement with Maris Distributing in March 1997.

    During the course of litigation, nine claims were resolved in favor of Anheuser-Busch. In August 2001, a jury rendered a verdict against the company in the amount of $50 million on two remaining claims. The Court subsequently awarded plaintiffs an additional $22.6 million in accumulated pre-judgment interest on the jury award. Anheuser-Busch continues to believe it acted appropriately in terminating the distribution agreement of Maris Distributing. Both Maris and the company have appealed.
    Anheuser-Busch is vigorously contesting the judgment. However, resolution is not expected to occur quickly and the ultimate impact of this matter on the company's financial position, results of operations or liquidity/cash flows cannot presently be predicted. The company's results for 2001 do not include any expense related to the Maris Distributing judgment.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          --------

     12 - Ratio of Earnings to Fixed Charges

     (b)  Reports on Form 8-K
          -------------------

          No reports on Form 8-K were filed during the three month period ending September 30, 2001.

                                 SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               ANHEUSER-BUSCH COMPANIES, INC.
                               (Registrant)



                               /s/ W. Randolph Baker
                               -----------------------------------------------
                               W. Randolph Baker
                               Vice President and Chief Financial Officer
                               (Chief Financial Officer)
                               November 9, 2001





                               /s/ John F. Kelly
                               -----------------------------------------------
                               John F. Kelly
                               Vice President and Controller
                               (Chief Accounting Officer)
                               November 9, 2001