Form 10-K
period 2001-12-31
ANHEUSER BUSCH COMPANIES INC
filed 2002-03-27
CIK 310569

==============================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C. 20549

                                  FORM 10-K

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                            OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE TRANSITION PERIOD FROM           TO
                                                    ---------    ---------

                        COMMISSION FILE NUMBER 1-7823

                        ANHEUSER-BUSCH COMPANIES, INC.
              (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

                  DELAWARE                                   43-1162835
       (STATE OR OTHER JURISDICTION OF                    (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

    ONE BUSCH PLACE, ST. LOUIS, MISSOURI                       63118
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

                           ------------------------

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

                   $44,246,817,824 AS OF FEBRUARY 28, 2002

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

      $1 PAR VALUE COMMON STOCK 879,119,827 SHARES AS OF MARCH 11, 2002

                     DOCUMENTS INCORPORATED BY REFERENCE

    Portions of Annual Report to Shareholders for the Year
       Ended December 31, 2001...............................    PART I, PART II, and PART IV

    Portions of Definitive Proxy Statement for Annual
       Meeting of Shareholders on April 24, 2002.............    PART III

==============================================================================

                                    PART I

ITEM 1. BUSINESS

    Anheuser-Busch Companies, Inc. (the "Company") is a Delaware corporation that was organized in 1979 as the holding company parent of Anheuser-Busch, Incorporated ("ABI"), a Missouri corporation whose origins date back to 1875. In addition to ABI, which is the world's largest brewer of beer, the Company is also the parent corporation to a number of subsidiaries that conduct various other business operations. The Company's operations are comprised of the following business segments: domestic beer, international beer, packaging, entertainment, and other. Financial information with respect to the Company's business segments appears in Note 15, "Business Segments," on pages 62-63 of the 2001 Annual Report to Shareholders, which Note hereby is incorporated by reference.

    Domestic beer volume was 99.5 million barrels in 2001 as compared with
98.3 million barrels in 2000. Worldwide sales of the Company's beer brands aggregated 107.2 million barrels in 2001 as compared with 105.6 million barrels in 2000 and accounted for approximately 82% of the Company's consolidated net sales dollars in 2001, 81% in 2000 and 82% in 1999. Worldwide beer volume is comprised of domestic and international volume. Domestic volume represents Anheuser-Busch brands produced and shipped within the United States including Puerto Rico and the Caribbean. International volume represents Anheuser-Busch brands produced overseas by Company-owned breweries and under license and contract brewing agreements, plus exports from the Company's U.S. breweries to markets around the world. Total volume includes worldwide Anheuser-Busch brand volume combined with the Company's pro rata share of the volume of its international equity partners. Total beer volume was 124.4 million barrels and 121.3 million barrels in 2001 and 2000, respectively.

DOMESTIC BEER OPERATIONS

    The Company's principal product is beer, produced and distributed by its subsidiary, ABI, in a variety of containers primarily under the brand names Budweiser, Bud Light, Bud Dry, Bud Ice, Bud Ice Light, Michelob, Michelob Light, Michelob Golden Draft, Michelob Golden Draft Light, Michelob Black & Tan Lager, Michelob Amber Bock, Michelob Honey Lager, Michelob Hefe-Weizen, Michelob Marzen, Busch, Busch Light, Busch Ice, Natural Light, Natural Ice, King Cobra, Red Wolf Lager, ZiegenBock Amber, Hurricane Malt Liquor, Hurricane Ice, Pacific Ridge Ale, "Doc's" Hard Lemon, "Doc's" Hard Apple, Killarney's, and Tequiza. ABI's products also include three non-alcohol malt beverages, O'Doul's, Busch NA, and O'Doul's Amber. During 2001 ABI introduced Killarney's Pub Draught and Red Label. The Company brews Kirin Light, Kirin Lager, and Kirin-Ichiban through a joint venture agreement with Kirin Brewing Company, Ltd. of Japan for sale in the United States. ABI owns a 26% equity interest in Seattle-based Redhook Ale Brewery, Inc. Through this alliance, Redhook products are distributed by many ABI wholesalers and exclusively by ABI wholesalers in all new U.S. markets entered by Redhook since 1994. ABI also owns a 36% interest in Portland-based Widmer Brothers Brewing Company. Widmer products are distributed by many ABI wholesalers and exclusively by ABI wholesalers in all new U.S. markets entered by Widmer since 1997.

    Budweiser, Bud Light, Bud Dry, Bud Ice, Bud Ice Light, Michelob, Michelob Light, Michelob Black & Tan Lager, Michelob Golden Draft, Michelob Golden Draft Light, Michelob Amber Bock, Michelob Honey Lager, Michelob Hefe-Weizen, Busch, Busch Light, Natural Light, Natural Ice, "Doc's" Hard Lemon, "Doc's" Hard Apple, Killarney's, Red Wolf Lager, ZiegenBock Amber, Kirin-Ichiban, Red Label, O'Doul's, O'Doul's Amber, Widmer beer products, and Redhook Ales are sold in both draught and packaged form. Busch Ice, King Cobra, Michelob Marzen, Hurricane Malt Liquor, Tequiza, Hurricane Ice, Kirin Lager, Kirin Light, and Busch NA are sold only in packaged form. Killarney's Pub Draught and Pacific Ridge Ale are sold only in draught form.

    Budweiser, Bud Light, Bud Ice, Michelob, Michelob Light, Michelob Amber Bock, Busch, Busch Light, Natural Light, Natural Ice, Tequiza, Killarney's, "Doc's" Hard Lemon, O'Doul's, and O'Doul's Amber are distributed and sold on a nationwide basis. Bud Ice Light and Michelob Honey Lager are sold in 49 states; Michelob Marzen and Redhook Ales in 48 states; Michelob Black & Tan Lager, Michelob Hefe-Weizen, and Red Wolf Lager in 47 states; Bud Dry, King Cobra, and Busch NA in 45 states; Kirin-Ichiban and Kirin Lager in 43 states; Hurricane Malt Liquor in 41 states; Kirin Light in 30 states; Busch Ice in 21 states; Widmer beer products in 19 states; "Doc's" Hard Apple in 15 states; Michelob Golden Draft and Michelob Golden Draft Light in 9 states; Killarney's Pub Draught in 6 states; Pacific Ridge Ale in 2 states; Hurricane Ice, ZiegenBock Amber, and Red Label in 1 state.

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

    During 2001 approximately 94% of the beer sold by ABI, measured in barrels, reached retail channels through more than 600 independent wholesalers. ABI utilizes its regional vice-presidents, sales directors, key account and market managers, as well as certain other field sales personnel, to provide sales strategic planning and merchandising assistance to its wholesalers. In addition, ABI provides national and local media advertising, point-of-sale advertising, and sales promotion programs to help stimulate sales. The remainder of ABI's domestic beer sales in 2001 were made through thirteen branches which perform similar sales, merchandising, and delivery services as wholesalers in their respective areas; these branches are owned and operated by the Company or direct or indirect subsidiaries of the Company. ABI's peak selling periods are the second and third quarters.

    There are more than 100 companies engaged in the highly competitive brewing industry in the United States. ABI's domestic beers are distributed and sold in competition with other nationally distributed beers, with locally and regionally distributed beers and with imported beers. Although the methods of competition in the industry vary widely, in part due to differences in applicable state laws, the principal methods of competition are product quality, taste and freshness, packaging, price, advertising (including television, radio, sponsorships, billboards, stadium signs, and print media), point-of-sale materials, and service to retail customers (including the replacement of over-age products with fresh products at no cost to the retailer). ABI's beers compete in different price categories. Although all brands compete against the total market, Budweiser, Bud Light, Bud Dry, Bud Ice, Bud Ice Light, Michelob Golden Draft, and Michelob Golden Draft Light compete primarily with premium priced beers. Busch, Busch Light, Natural Light, Busch Ice, and Natural Ice compete with the sub-premium or popular priced beers. King Cobra, Hurricane Malt Liquor, and Hurricane Ice compete against other brands in the malt liquor segment. Michelob, Michelob Light, Michelob Amber Bock, Kirin Lager, Kirin Light, Kirin-Ichiban, Michelob Honey Lager, Michelob Black & Tan Lager, Tequiza, Red Wolf Lager, ZiegenBock Amber, Michelob Hefe-Weizen, Pacific Ridge Ale, Red Label, "Doc's" Hard Lemon, "Doc's" Hard Apple, Killarney's, Killarney's Pub Draught, Michelob Marzen, the Redhook products, and Widmer beer products compete primarily in the above premium beers segment of the malt beverage market. O'Doul's and O'Doul's Amber (premium priced) and Busch NA (sub-premium priced) compete in the non-alcohol malt beverage category. Since 1957, ABI has led the United States brewing industry in total sales volume. In 2001, its sales exceeded those of its nearest competitor by more than 60 million barrels. ABI's domestic market share (excluding exports) for 2001 was 48.8%. Major competitors in the United States brewing industry during 2001 included Philip Morris, Inc. (through its subsidiary Miller Brewing Co.), Adolph Coors Co., and Pabst Brewery Co.

    The Company has also entered the alternative beverage segment with its energy drink "180". 180 is distributed and sold on a nationwide basis and is available in single eight-ounce slim-line cans.

    The Company's wholly-owned subsidiary, Busch Agricultural Resources, Inc. ("BARI"), operates rice milling facilities in Arkansas and California; twelve grain elevators in the western and midwestern United States; barley seed processing plants in Fairfield, Montana, Idaho Falls, Idaho, and Powell, Wyoming; a barley research facility in Ft. Collins, Colorado; and a rice research facility in California. BARI also owns and operates malt plants in Manitowoc, Wisconsin, Moorhead, Minnesota, and Idaho Falls, Idaho. Through wholly-owned subsidiaries, BARI operates land application farms in Jacksonville, Florida and Fort Collins, Colorado; hop farms in Bonners Ferry, Idaho and Huell, Germany; and an office in Winnipeg, Canada.

    Another wholly-owned subsidiary, Wholesaler Equity Development Corporation, shares equity positions with qualified partners in independent beer wholesalerships and is currently invested in 7 wholesalerships.

INTERNATIONAL BEER OPERATIONS

    International beer volume was 7.7 million barrels in 2001, compared with
7.3 million barrels in 2000. Anheuser-Busch International, Inc. ("ABII"), a wholly-owned subsidiary of the Company, oversees the marketing and sale of Budweiser and other ABI brands outside the U.S., operates breweries in the United Kingdom (U.K.) and China, negotiates and administers license and contract brewing agreements on behalf of ABI with various foreign brewers, and negotiates and manages equity investments in foreign brewing partners.
In addition, ABI's beer products are
being sold under import-distribution agreements in more than 80 countries and U.S. territories and to the U.S. military and diplomatic corps outside the continental United States.

    Through Anheuser-Busch Europe Limited ("ABEL"), an indirect, wholly-owned subsidiary of the Company, certain ABI beer brands are marketed, distributed, and sold in twenty-nine European countries. In the U.K., ABEL sells
Budweiser, Bud Ice, Michelob, and Michelob Golden Draft brands to selected on-premise accounts, brewers, wholesalers, and directly to off-premise accounts. Budweiser, Bud Ice, and Michelob are brewed and packaged at the Stag Brewery near London, England which is managed and operated by ABEL. Michelob Golden Draft continues to be imported into the U.K. by ABEL.

    In Canada, Budweiser and Bud Light are brewed and sold through a license agreement with Labatt Brewing Co. In Japan, Budweiser is brewed and sold through a license agreement with Kirin Brewery Company, Limited. Budweiser is also brewed under license and sold by brewers in Korea (Oriental Brewery Co., Ltd.), the Republic of Ireland and Northern Ireland (Guinness Ireland Limited), Italy (Birra Peroni Industriale), and Spain (Sociedad Anonima Damm). A license agreement to brew Budweiser with Asia Brewery, Incorporated in the Philippines will be terminated during the first half or early in the second half of 2002. The Company has a partnership with Brasseries Kronenbourg, the leading brewer in France, for sale and distribution of Bud in France.

    In 1995, the Company formed an alliance with Compania Cervecerias Unidas S.A. ("CCU"), the leading Chilean brewer. Under the terms of the alliance, a subsidiary of CCU in Argentina ("CCU-Argentina") brews and distributes Budweiser under license in Argentina, and under contract for sale in Paraguay, Uruguay, Chile and Brazil. CCU also distributes Budweiser in Chile. The Company has a direct and indirect ownership interest of approximately 29% of CCU-Argentina. During the first six months of 2001, the Company purchased approximately 20% of CCU.

    In 1995, the Company purchased an initial 80% equity interest in a joint venture, renamed the Budweiser Wuhan International Brewing Company, Ltd., that owns and operates a brewery in Wuhan, the fifth-largest city in China. This ownership interest has subsequently increased to 97%. The Company also owns a 5% equity interest in Tsingtao Brewery Company, Ltd., a leading Chinese brewer.

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

PACKAGING OPERATIONS

    The Company's packaging operations are handled through the following wholly-owned subsidiaries of the Company: Metal Container Corporation ("MCC"), manufactures beverage cans at eight plants and beverage can lids at three plants for sale to ABI, U.S. soft drink customers, and Grupo Modelo (See Item 2 of Part 1--Properties); Anheuser-Busch Recycling Corporation ("ABRC"), recycles aluminum cans at its plant in Hayward, California; Precision Printing and Packaging, Inc. ("PPPI"), manufactures metalized and paper labels at its plant in Clarksville, Tennessee; and Eagle Packaging, Inc. ("EPI"), manufactures crown and closure liner materials for ABI.

    Through a wholly-owned limited partnership known as Longhorn Glass Manufacturing, L.P., the Company owns and operates a glass manufacturing plant in Jacinto City, Texas, which manufactures glass bottles for the Company's nearby Houston brewery.

FAMILY ENTERTAINMENT

    The Company is active in the family entertainment field, primarily through its wholly-owned subsidiary, Busch Entertainment Corporation ("BEC"), which currently owns, directly and through subsidiaries, nine theme parks.

    BEC operates Busch Gardens theme parks in Tampa, Florida and Williamsburg, Virginia, and SeaWorld theme parks in Orlando, Florida, San Antonio, Texas, and San Diego, California. BEC operates water park attractions in Tampa, Florida (Adventure Island), Williamsburg, Virginia (Water Country, U.S.A.), and Langhorne, Pennsylvania (Sesame Place), as well as Discovery Cove in Orlando Florida, a reservations only attraction offering interaction with marine animals. Due to the seasonality of the theme park business, BEC experiences higher revenues in the second and third quarters than in the first and fourth quarters.

    Through a Spanish affiliate, the Company also owns a 16.1% equity interest in Port Aventura, S.A., which is a theme park near Barcelona, Spain.

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

SOURCES AND AVAILABILITY OF RAW MATERIALS

    The products manufactured by the Company require a large volume of various agricultural products, including barley for malt; hops, malt, rice, and corn grits for beer; and rice for the rice milling and processing operations of BARI. The Company fulfills its commodities requirements through purchases from various sources, including purchases from its subsidiaries, through contractual arrangements, and through purchases on the open market. The Company believes that adequate supplies of the aforementioned agricultural products are available at the present time, but cannot predict future availability or prices of such products and materials. The above referenced commodity markets have experienced and will continue to experience price fluctuations. The price and supply of raw materials will be determined by, among other factors, the level of crop production both in the U.S. and around the world, weather conditions, export demand, and government regulations and legislation affecting agriculture.

ENERGY MATTERS

    The Company uses natural gas, fuel oil, and coal as its primary fuel materials.

    Supplies of fuel and electricity in quantities sufficient to meet ABI's requirements are expected to be available on a year-round basis during 2002. The cost of fuel and electricity used by ABI increased in 2001, but is expected to decrease in 2002.

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

ENVIRONMENTAL PROTECTION

    All of the Company's facilities are subject to federal, state, and local environmental protection laws and regulations, and the Company is operating within existing laws and regulations or is taking action aimed at assuring compliance therewith. Various proactive strategies are utilized to help assure this compliance. Compliance with such laws and regulations is not expected to materially affect the Company's capital expenditures, earnings, or competitive position. The Company has devoted considerable effort to research, development, and engineering of cost effective innovative systems to minimize effects on the environment from its operating facilities.

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

NUMBER OF EMPLOYEES

    As of December 31, 2001, the Company had 23,432 full-time employees.

    As of December 31, 2001, approximately 8,155 employees were represented by the International Brotherhood of Teamsters. Nineteen other unions represented approximately 1,387 employees. In May 2001, ABI and the Brewery and Soft Drink Workers Conference of the International Brotherhood of Teamsters, which represents the majority of brewery workers, reached an agreement on a new labor agreement covering Teamster-represented employees at all of the Company's domestic U.S. breweries through February 2004. The terms of the agreement are essentially the same as those unilaterally implemented by the Company in September 1998 upon reaching an impasse in negotiations, except an additional year was added to the term of the contract.

    The Company considers its employee relations to be good.

ITEM 2. PROPERTIES

    ABI has twelve breweries in operation at the present time, located in St. Louis, Missouri; Newark, New Jersey; Los Angeles and Fairfield, California; Jacksonville, Florida; Houston, Texas; Columbus, Ohio; Merrimack, New Hampshire; Williamsburg, Virginia; Baldwinsville, New York; Fort Collins, Colorado; and Cartersville, Georgia. Title to the Baldwinsville, New York brewery is held by the Onondaga County Industrial Development Agency ("OCIDA") pursuant to a Sale and Agency Agreement with ABI, which enabled OCIDA to issue tax exempt pollution control and industrial development revenue notes and bonds to finance a portion of the cost of the purchase and modification of the brewery. The brewery is not pledged or mortgaged to secure any of the notes or bonds, and the Sale and Agency Agreement with OCIDA gives ABI the unconditional right to require at any time that title to the brewery be transferred to ABI. ABI's breweries operated at approximately 96% of capacity in 2001; during the peak selling periods (second and third quarters), they operated at maximum capacity. The Company also owns a 97% equity interest in a joint venture that owns and operates a brewery in Wuhan, China. The Company also leases and operates the Stag Brewery near London, England.

    The Company, through wholly-owned subsidiaries, operates malt plants in Manitowoc, Wisconsin, Moorhead, Minnesota, and Idaho Falls, Idaho; rice mills in Jonesboro, Arkansas and Woodland, California; hop farms in Bonners Ferry, Idaho and Huell, Germany; can manufacturing plants in Jacksonville, Florida, Columbus, Ohio, Arnold, Missouri, Windsor, Colorado, Newburgh, New York,
Ft. Atkinson, Wisconsin, Rome, Georgia, and Mira Loma,

California; can lid manufacturing plants in Gainesville, Florida, Oklahoma City, Oklahoma, and Riverside, California; a crown and closure liner material plant in Bridgeton, Missouri; and an aluminum can recycling plant in Hayward, California. The Company operates a glass manufacturing plant in Jacinto City, Texas through a limited partnership.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2001.

                     EXECUTIVE OFFICERS OF THE REGISTRANT

    AUGUST A. BUSCH III (age 64) is presently Chairman of the Board and President, and a Director of the Company and has served in such capacities since 1977, 1974, and 1963, respectively. Since 1979 he has also served as Chairman of the Board of the Company's subsidiary, Anheuser-Busch, Incorporated and also previously served as its Chief Executive Officer (1979-2000).

    PATRICK T. STOKES (age 59) is presently Senior Executive Vice President and a Director of the Company and has served in such capacities since 2000. He previously served as Vice President and Group Executive of the Company since 1981. He is also presently Chief Executive Officer and President of the Company's subsidiary, Anheuser-Busch, Incorporated, and has served in such capacities since 2000 and 1990 respectively, and Chairman of the Board of the Company's subsidiary, Anheuser-Busch International, Inc., and has served in such capacity since 1999.

    W. RANDOLPH BAKER (age 55) is presently Vice President and Chief Financial Officer of the Company and has served in such capacity since 1996. He previously served as Vice President and Group Executive of the Company (1982-1996).

    STEPHEN K. LAMBRIGHT (age 59) is presently Group Vice President and General Counsel of the Company and has served in such capacity since 1997. He previously served as Vice President and Group Executive of the Company (1984-1997).

    DONALD W. KLOTH (age 60) is presently Vice President and Group Executive of the Company and has served in such capacity since 1994. He is also Chairman of the Board and Chief Executive Officer of the Company's subsidiary, Busch Agricultural Resources, Inc., and has served in such capacity since 1994.

    JOHN E. JACOB (age 67) is presently Executive Vice President and Chief Communications Officer, and a Director of the Company and has served in such capacities since 1994 and 1990, respectively.

    THOMAS W. SANTEL (age 43) is presently Vice President-Corporate Development of the Company and has served in such capacity since 1996.

    STEPHEN J. BURROWS (age 50) is presently Vice President-International Operations of the Company and has served in such capacity since 1999. He previously served as Vice President-International Marketing of the Company (1992-1998). He is also presently Chief Executive Officer and President of the Company's subsidiary, Anheuser-Busch International, Inc., and has served as Chief Executive Officer since 1999 and as President since 1994. During the past five years, he also served as Chief Operating Officer of Anheuser-Busch International, Inc. (1994-1998).

    VICTOR G. ABBEY (age 46) is presently Chairman of the Board and President of the Company's subsidiary, Busch Entertainment Corporation, and has served in such capacities since 2000. During the past five years, he also served as Executive Vice President and General Manager of the SeaWorld theme park in Orlando, Florida (1997-2000), and Executive Vice President and General Manager of the former SeaWorld theme park in Cleveland, Ohio (1995-1997).

    AUGUST A. BUSCH IV (age 37) is presently Vice President and Group Executive of the Company and has served in such capacity since 2000. He is also presently Group Vice President-Marketing and Wholesale Operations of the Company's subsidiary, Anheuser-Busch, Incorporated, and has served in such capacity since 2000 and had previously served as its Vice President-Marketing (1996-2000).

    MARK T. BOBAK (age 42) is presently Vice President-Corporate Human Resources of the Company and has served in such capacity since 2000. He had previously served as Vice President and Deputy General Counsel of the Company (1998-2000) and Vice President-Litigation (1996-1998) of the Company.

    JOSEPH P. SELLINGER (age 56) is presently Vice President and Group Executive of the Company and has served in such capacity since 2000.
He is also presently Chairman, Chief Executive Officer and President of the Company's direct subsidiaries, Anheuser-Busch Packaging Group, Inc., Anheuser-Busch Recycling Corporation, Metal Container Corporation, Eagle Packaging, Inc., and Precision Printing and Packaging, Inc., and has served in all such capacities since 2000. He had previously served as Vice President-Operations of the Company's subsidiary, Anheuser-Busch, Incorporated (1992-2000).

    DOUGLAS J. MUHLEMAN (age 48) is presently Group Vice President-Brewing Operations and Technology of the Company's subsidiary, Anheuser-Busch, Incorporated, and has served in such capacity since October, 2001 and had previously served as its Vice President-Brewing (1996-September, 2001).


                                   PART II

    The information required by Items 5 (except as set forth below), 6, 7, and 8 of this Part II are hereby incorporated by reference from pages 34 through 67 of the Company's 2001 Annual Report to Shareholders.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

    On November 29, 2001, the Company issued out of treasury shares a total of 174 shares of the Company's common stock ($1 par value) to one member of the Board of Directors of the Company in lieu of cash for his annual retainer fee for the period November 28, 2001-December 31, 2001 pursuant to the Company's Non-Employee Director Elective Stock Acquisition Plan. The transaction was exempt from registration and prospectus delivery requirements of the Securities Act of 1933 pursuant to Section 4(2) of the Act.

ITEM 6. SELECTED FINANCIAL DATA

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.


                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item with respect to Directors is hereby incorporated by reference from pages 7 through 9 of the Company's Proxy Statement for the Annual Meeting of Shareholders on April 24, 2002. The information required by this Item with respect to Executive Officers is presented on pages 7 and 8 of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is hereby incorporated by reference from page 11 and pages 15 through 18 of the Company's Proxy Statement for the Annual Meeting of Shareholders on April 24, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is hereby incorporated by reference from pages 10 and 11 of the Company's Proxy Statement for the Annual Meeting of Shareholders on April 24, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is hereby incorporated by reference from pages 22 and 23 of the Company's Proxy Statement for the Annual Meeting of Shareholders on April 24, 2002.

                                   PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(A)   THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

      1.       FINANCIAL STATEMENTS:                                                    PAGE
                                                                                        ----

               Consolidated Balance Sheet at December 31, 2001 and 2000                 48*

               Consolidated Statement of Income for the three years ended
                 December 31, 2001                                                      49*

               Consolidated Statement of Changes in Shareholders Equity for the
                 three years ended December 31, 2001                                    50*

               Consolidated Statement of Cash Flows for the three years ended
                 December 31, 2001                                                      51*

               Notes to Consolidated Financial Statements                              52-63*

               Report of Independent Accountants                                        47*

      *Incorporated herein by reference from the indicated pages of the 2001 Annual Report to Shareholders.

      2.       FINANCIAL STATEMENT SCHEDULE:

               Report of Independent Accountants on Financial Statement Schedule        F-1

               For the three years ended December 31, 2001:

               Schedule VIII--Valuation and Qualifying Accounts and Reserves            F-2

      3.       EXHIBITS:

               Exhibit 3.1    -- Restated Certificate of Incorporation (Incorporated by
                                 reference to Exhibit 3.1 to Form 10-K for the fiscal
                                 year ended December 31, 1999).

               Exhibit 3.2    -- By-Laws of the Company (As amended and restated December
                                 16, 1998). (Incorporated by reference to Exhibit 3.2 to
                                 Form 10-K for the fiscal year ended December 31, 1998.)

               Exhibit 4.1    -- Form of Rights Agreement, dated as of October 26, 1994
                                 between Anheuser-Busch Companies, Inc. and Boatmen's
                                 Trust Company (Incorporated by reference to Exhibit 4.1
                                 to Form 10-K for the fiscal year ended December 31,
                                 1999).

               Exhibit 4.2    -- Letter Agreement dated March 19, 1998 between Anheuser-
                                 Busch Companies, Inc., Boatmen's Trust Company, and
                                 ChaseMellon Shareholder Services, L.L.C. amending the
                                 Form of Rights Agreement filed as Exhibit 4.1 of this
                                 report (Incorporated by reference to Exhibit 4.2 to Form
                                 10-K for the fiscal year ended December 31, 1998).

               Exhibit 4.3    -- Indenture dated as of August 1, 1995 between the Company and The Chase Manhattan Bank, as Trustee (Incorporated
                                 by reference to Exhibit 4.1 in the Form S-3 of the
                                 Company, Registration Statement No. 33-60885). (Other
                                 indentures are not filed, but the Company agrees to
                                 furnish copies of such instruments to the Securities and
                                 Exchange Commission upon request.)

               Exhibit 4.4    -- Credit Agreement dated as of June 30, 2000 among
                                 the Company, ABI and The Chase Manhattan Bank, as
                                 Administrative Agent (Incorporated by reference to
                                 Exhibit 4.4 to Form 10-K for the fiscal year ended
                                 December 31, 2000).



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

               Exhibit 10.3   -- Anheuser-Busch Companies, Inc. Stock Plan for Non-
                                 Employee Directors as amended (Incorporated by reference
                                 to Exhibit 10.3 to Form 10-K for the fiscal year ended
                                 December 31, 2000).*

               Exhibit 10.4   -- Anheuser-Busch Companies, Inc. 1981 Incentive Stock
                                 Option/Non-Qualified Stock Option Plan (As amended
                                 December 18, 1985, December 16, 1987, December 20, 1988,
                                 July 22, 1992, September 22, 1993, December 20, 1995, and
                                 November 26, 1997). (Incorporated by reference to Exhibit
                                 10.3 to Form 10-K for the fiscal year ended December 31,
                                 1997.)*

               Exhibit 10.5   -- Anheuser-Busch Companies, Inc. 1989 Incentive Stock
                                 Plan (As amended December 20, 1989, December 19, 1990,
                                 December 15, 1993, December 20, 1995, and November 26,
                                 1997). (Incorporated by reference to Exhibit 10.5 to Form
                                 10-K for the fiscal year ended December 31, 1997.)*

               Exhibit 10.6   -- Anheuser-Busch Companies, Inc. 1998 Incentive Stock Plan
                                 as amended (Incorporated by reference to Appendix A to
                                 the Definitive Proxy Statement for Annual Meeting of
                                 Shareholders on April 25, 2001).*

               Exhibit 10.7   -- Anheuser-Busch Companies, Inc. Excess Benefit Plan
                                 amended and restated as of March 1, 2000 (Incorporated by
                                 reference to Exhibit 10.9 to Form 10-K for the fiscal
                                 year ended December 31, 1999).*

               Exhibit 10.8   -- Anheuser-Busch Companies, Inc. Supplemental Executive
                                 Retirement Plan amended and restated as of March 1, 2001
                                 (Incorporated by reference to Exhibit 10.8 to Form 10-K
                                 for the fiscal year ended December 31, 2000).*

               Exhibit 10.9   -- Anheuser-Busch Executive Deferred Compensation Plan amended and restated as of January 1, 2001 (Incorporated by
                                 reference to Exhibit 10.9 to Form 10-K for the fiscal year ended December 31, 2000).*

               Exhibit 10.10  -- Resolutions amending the Anheuser-Busch Executive Deferred
                                 Compensation Plan effective January 1, 2002.

               Exhibit 10.11  -- Anheuser-Busch 401(k) Restoration Plan amended and restated
                                 as of March 1, 2000 (Incorporated by reference to Exhibit
                                 10.12 to Form 10-K for the fiscal year ended December 31,
                                 1999).*

               Exhibit 10.12  -- Form of Indemnification Agreement with Directors and
                                 Executive Officers (Incorporated by reference to Exhibit
                                 10.13 to Form 10-K for the fiscal year ended December 31,
                                 1999).*

               Exhibit 10.13  -- Anheuser-Busch Officer Bonus Plan as amended and restated on
                                 November 24, 1999 (Incorporated by reference to Exhibit A
                                 to the Definitive Proxy Statement for Annual Meeting of
                                 Shareholders on April 26, 2000).*

               Exhibit 10.14  -- Investment Agreement By and Among Anheuser-Busch Companies,
                                 Inc., Anheuser-Busch International, Inc. and Anheuser-Busch
                                 International Holdings, Inc. and Grupo Modelo, S.A. de C.V.,
                                 Diblo, S.A. de C.V. and certain shareholders thereof, dated as of June 16, 1993 (Incorporated by reference to Exhibit
                                 10.15 to Form 10-K for the fiscal year ended December 31,
                                 1999).



               Exhibit 10.15 --  Letter agreement between Anheuser-Busch Companies, Inc. and the Controlling Shareholders regarding Section 5.5 of the
                                 Investment Agreement filed as Exhibit 10.14 of this report
                                 (Incorporated by reference to Exhibit 10.16 to Form 10-K for the fiscal year ended December 31, 1999).

               Exhibit 12    --  Ratio of Earnings to Fixed Charges.

               Exhibit 13    --  Pages 34 through 67 of the Anheuser-Busch Companies, Inc.
                                 2001 Annual Report to Shareholders, a copy of which is
                                 furnished for the information of the Securities and Exchange
                                 Commission. Portions of the Annual Report not incorporated herein by reference are not deemed "filed" with the
                                 Commission.

               Exhibit 21  --    Subsidiaries of the Company

               Exhibit 23  --    Consent of Independent Accountants, filed as part of page
                                 F-1 of this report.

-------
*A management contract or compensatory plan or arrangement required to be filed by Item 14(c)
 of this report.

    (b) Reports on Form 8-K

    There were no reports on Form 8-K filed during the fourth quarter of 2001.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ANHEUSER-BUSCH COMPANIES, INC.
                              ------------------------------------------------
                                                (Registrant)

                           By             /s/ August A. BUSCH III
                              ------------------------------------------------
                                            August A. Busch III
                                              Chairman of the
                                            Board and President

Date: March 27, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               /s/ AUGUST A. BUSCH III                     Chairman of the Board and President and       March 27, 2002
------------------------------------------------------        Director (Principal Executive
                (August A. Busch III)                         Officer)

                /s/ W. RANDOLPH BAKER                      Vice President and Chief Financial            March 27, 2002
------------------------------------------------------        Officer (Principal Financial Officer)
                 (W. Randolph Baker)

                  /s/ JOHN F. KELLY                        Vice President and Controller                 March 27, 2002
------------------------------------------------------        (Principal Accounting Officer)
                   (John F. Kelly)

                /s/ BERNARD A. EDISON                      Director                                      March 27, 2002
------------------------------------------------------
                 (Bernard A. Edison)

               /s/ CARLOS FERNANDEZ G.                     Director                                      March 27, 2002
------------------------------------------------------
                (Carlos Fernandez G.)

                  /s/ JOHN E. JACOB                        Director                                      March 27, 2002
------------------------------------------------------
                   (John E. Jacob)

                  /s/ JAMES R. JONES                       Director                                      March 27, 2002
------------------------------------------------------
                   (James R. Jones)

                /s/ CHARLES F. KNIGHT                      Director                                      March 27, 2002
------------------------------------------------------
                 (Charles F. Knight)

              /s/ VERNON R. LOUCKS, JR.                    Director                                      March 27, 2002
------------------------------------------------------
               (Vernon R. Loucks, Jr.)


                /s/ VILMA S. MARTINEZ                      Director                                      March 27, 2002
------------------------------------------------------
                 (Vilma S. Martinez)

                /s/ JAMES B. ORTHWEIN                      Director                                      March 27, 2002
------------------------------------------------------
                 (James B. Orthwein)

               /s/ WILLIAM PORTER PAYNE                    Director                                      March 27, 2002
------------------------------------------------------
                (William Porter Payne)

                  /s/ JOYCE M. ROCHE                       Director                                      March 27, 2002
------------------------------------------------------
                   (Joyce M. Roche)

                                                           Director                                      March 27, 2002
------------------------------------------------------
                 (Henry Hugh Shelton)

                /s/ PATRICK T. STOKES                      Director                                      March 27, 2002
------------------------------------------------------
                 (Patrick T. Stokes)

                 /s/ ANDREW C. TAYLOR                      Director                                      March 27, 2002
------------------------------------------------------
                  (Andrew C. Taylor)

              /s/ DOUGLAS A. WARNER III)                   Director                                      March 27, 2002
------------------------------------------------------
               (Douglas A. Warner III)

             /s/ EDWARD E. WHITACRE, JR.                   Director                                      March 27, 2002
------------------------------------------------------
              (Edward E. Whitacre, Jr.)

                        ANHEUSER-BUSCH COMPANIES, INC.

                    INDEX TO FINANCIAL STATEMENT SCHEDULE

                                                                 PAGE
                                                                 ----
         Report of Independent Accountants on Financial
         Statement Schedule...................................    F-1

         Consent of Independent Accountants...................    F-1

         Financial Statement Schedule for the Years 2001,
         2000 and 1999:

         Valuation and Qualifying Accounts and Reserves
         (Schedule VIII)......................................    F-2

    All other Financial Statement Schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements and Notes.

    Separate financial statements of subsidiaries not consolidated have been omitted because, in the aggregate, the Company's proportionate share of investees' profit before income taxes is less than 20% of Anheuser-Busch's consolidated pretax income, and Anheuser-Busch's investments in such companies are less than 20% of consolidated total assets.

    REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Anheuser-Busch Companies, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 5, 2002 appearing in the 2001 Annual Report to Shareholders of Anheuser-Busch Companies, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

St. Louis, Missouri
February 5, 2002



                     CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-3 (No. 333-64996) and in the Registration Statements on Forms S-8 (No. 33-36132, No. 33-39714, No. 33-39715, No. 33-46846, No. 33-53333, No. 33-58221, No. 33-58241,
No. 333-67027, No. 333-71309, No. 333-71311, No. 333-88015, No. 333-50058,
and No. 333-60216) of Anheuser-Busch Companies, Inc. of our report dated February 5, 2002 relating to the consolidated financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated February 5, 2002 relating to the financial statement schedule, which appears on page F-1 of this Form 10-K.


/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

St. Louis, Missouri
March 27, 2002

                                     ANHEUSER-BUSCH COMPANIES, INC.

                      SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                             (IN MILLIONS)

                                                                           2001        2000        1999
                                                                           ----        ----        ----
Reserve for doubtful accounts (deducted from related assets):
    Balance at beginning of period..............................          $  8.2      $  6.4      $  5.5
    Additions charged to costs and expenses.....................              .9         1.8         1.0
    Additions (recoveries of uncollectible accounts previously
      written off)..............................................              .1          .1          .1
    Deductions (uncollectible accounts written off).............            (1.5)        (.1)        (.2)
                                                                          ------      ------      ------
    Balance at end of period....................................          $  7.7      $  8.2      $  6.4
                                                                          ======      ======      ======

Deferred income tax asset valuation allowance under FAS 109:
    Balance at beginning of period..............................          $ 14.7      $ 13.6      $117.0
    Additions to valuation allowance charged to costs and
      expenses..................................................             3.6         9.7         3.5
    Deductions from valuation allowance (utilizations and
      expirations)..............................................            (6.3)       (8.6)      (14.1)
    Reductions due to changes in foreign business operations....              --          --       (92.8)
                                                                          ------      ------      ------
    Balance at end of period....................................          $ 12.0      $ 14.7      $ 13.6
                                                                          ======      ======      ======