Form 10-Q
period 2002-03-31
ANHEUSER BUSCH COMPANIES INC
filed 2002-05-10
CIK 310569

                     SECURITIES AND EXCHANGE COMMISSION


                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


                      For Quarter Ended March 31, 2002


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

$1 Par Value Common Stock - 876,505,708 shares as of March 31, 2002

CONSOLIDATED BALANCE SHEET
Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)

                                            March 31,     Dec. 31,
                                          ------------------------
(In millions)                                 2002          2001
------------------------------------------------------------------
Assets
Current Assets:
  Cash and marketable securities......... $   177.7      $   162.6
  Accounts and notes receivable..........     779.9          620.9
  Inventories:
    Raw materials and supplies...........     330.3          352.4
    Work in progress.....................      89.5           79.8
    Finished goods.......................     231.9          159.6
      Total inventories..................     651.7          591.8
    Other current assets.................     177.4          175.1
                                          ------------------------
      Total current assets...............   1,786.7        1,550.4

Investments in affiliated companies......   2,939.3        2,855.0
Other assets.............................   1,150.9        1,149.5
Plant and equipment, net.................   8,339.7        8,390.0
                                          ------------------------
    Total Assets......................... $14,216.6      $13,944.9
                                          ========================
Liabilities and Shareholders Equity
Current Liabilities:
  Accounts payable....................... $   851.9      $   945.0
  Accrued salaries, wages and benefits...     215.1          255.8
  Accrued taxes..........................     353.2          161.1
  Other current liabilities..............     419.7          374.6
                                          ------------------------
    Total current liabilities............   1,839.9        1,736.5
                                          ------------------------
Postretirement benefits..................     481.6          482.9
                                          ------------------------
Debt.....................................   6,006.0        5,983.9
                                          ------------------------
Deferred income taxes....................   1,389.7        1,367.2
                                          ------------------------
Other long-term liabilities..............     320.7          312.9
                                          ------------------------
Shareholders Equity:
  Common stock, $1.00 par value,
    1.6 billion shares authorized........   1,449.6        1,445.2
  Capital in excess of par value.........     925.6          810.2
  Retained earnings......................  11,556.2       11,258.2
  Treasury stock, at cost................  (9,337.3)      (8,981.6)
  Accumulated other comprehensive income.    (325.1)        (338.3)
  ESOP debt guarantee....................     (90.3)        (132.2)
                                          ------------------------
    Total Shareholders Equity............   4,178.7        4,061.5
                                          ------------------------
Commitments and Contingencies............     --              --
                                          ------------------------
  Total Liabilities and Shareholders
    Equity............................... $14,216.6      $13,944.9
                                          ========================

See accompanying Notes to Consolidated Financial Statements on pages 5 through 10.

CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)


                                                        Three Months
                                                       Ended March 31,
                                                    ----------------------
(In millions, except per share data)                   2002         2001
--------------------------------------------------------------------------
Sales...........................................    $ 3,637.4    $ 3,537.3
  Less excise taxes.............................       (500.8)      (493.1)
                                                 -------------------------
Net sales.......................................      3,136.6      3,044.2
  Cost of products and services.................     (1,914.6)    (1,926.9)
                                                 -------------------------
Gross profit....................................      1,222.0      1,117.3
  Marketing, distribution and administrative
    expenses....................................       (517.0)      (479.9)
  Gain on sale of SeaWorld Cleveland............         ---          17.8
                                                 -------------------------
Operating income................................        705.0        655.2
  Interest expense..............................        (89.6)       (91.6)
  Interest capitalized..........................          4.3          7.2
  Interest income...............................          0.1          0.2
  Other expense, net............................         (0.9)        (3.5)
                                                 -------------------------
Income before income taxes......................        618.9        567.5
  Provision for income taxes....................       (259.9)      (227.5)
Equity income, net of tax.......................         97.1         54.4
                                                 -------------------------
  Net income....................................        456.1        394.4
Retained earnings, beginning of period..........     11,258.2     10,164.4
  Common stock dividends (per share: 2002-$.18;
    2001-$.165).................................       (158.1)      (148.2)
                                                 -------------------------
   Retained earnings, end of period.............    $11,556.2    $10,410.6
                                                 =========================
Basic earnings per share........................    $     .52    $     .44
                                                 =========================
Diluted earnings per share......................    $     .51    $     .43
                                                 =========================

CONSOLIDATED STATEMENT OF CASH FLOWS

Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)

                                                             Three months
                                                            ended March 31,
                                                          -------------------
(In millions)                                               2002       2001
-----------------------------------------------------------------------------
    Cash flow from operating activities:
      Net income......................................... $ 456.1    $ 394.4
      Adjustments to reconcile net income to cash
        provided by operating activities:
          Depreciation and amortization..................   207.1      203.3
          Deferred income taxes..........................    22.5       12.4
          Gain on sale of SeaWorld Cleveland.............     --       (17.8)
          Undistributed earnings of affiliated companies.   (94.1)     (54.4)
          Other, net.....................................    67.2        1.9
                                                          ------------------
      Operating cash flow before change in working
        capital..........................................   658.8      539.8
          Increase in working capital....................   (97.2)     (57.8)
                                                          ------------------
      Cash provided by operating activities..............   561.6      482.0
                                                          ------------------
    Cash flow from investing activities:
      Capital expenditures...............................  (181.7)    (306.0)
      New business acquisitions..........................     --      (366.2)
      Proceeds from sale of SeaWorld Cleveland...........     --       110.0
                                                          ------------------
      Cash used for investing activities.................  (181.7)    (562.2)
                                                          ------------------
    Cash flow from financing activities:
      Increase in long-term debt.........................    72.6      706.8
      Decrease in long-term debt.........................    (0.8)    (214.9)
      Dividends paid to shareholders.....................  (158.1)    (148.2)
      Acquisition of treasury stock......................  (355.7)    (295.0)
      Shares issued under stock plans....................    77.2       16.0
                                                          ------------------
      Cash (used for)/provided by financing activities...  (364.8)      64.7
                                                          ------------------
    Net increase/(decrease) in cash during the period....    15.1      (15.5)
    Cash beginning of period.............................   162.6      159.9
                                                          ------------------
    Cash, end of period.................................. $ 177.7    $ 144.4
                                                          ==================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Unaudited Financial Statements
         ------------------------------
         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and applicable SEC guidelines pertaining to interim financial information, and include all adjustments necessary for a fair presentation. These statements should be read in conjunction with the Consolidated Financial Statements and Notes included in the Company's Annual Report to Shareholders for the year ended December 31, 2001.

2.       Business Segments Information
         -----------------------------

         Three Months Ended March 31, (in millions)
                           -------------------------------------------------------------------------------------------------------
                            Domestic Beer    Int'l Beer     Packaging     Entertain.     Other     Corp. & Elims.      Consol.
    ------------------------------------------------------------------------------------------------------------------------------
    2002

    Gross Sales                $3,027.6        144.0          469.6         125.8         17.4        (147.0)          $3,637.4
    Net Sales:
    - Intersegment                    -            -         $209.3             -          4.3        (213.6)                $-
    - External                 $2,548.2        122.6          260.3         125.8         13.1          66.6           $3,136.6
    Income Before
      Income Taxes               $736.0         16.7           30.7         (14.5)        (1.4)       (148.6)            $618.9
    Equity Income,
      Net of Tax                      -        $97.1              -             -            -             -              $97.1

    Net Income                   $456.3        107.5           19.0          (9.0)        (0.9)       (116.8)            $456.1
    ------------------------------------------------------------------------------------------------------------------------------

                           -------------------------------------------------------------------------------------------------------
                            Domestic Beer    Int'l Beer     Packaging     Entertain.     Other     Corp. & Elims.      Consol.
    ------------------------------------------------------------------------------------------------------------------------------
    2001
    COMPARABLE BASIS*

    Gross Sales                $2,897.1        134.1          494.7         127.7         18.9        (135.2)          $3,537.3
    Net Sales:
    - Intersegment                    -            -         $194.8             -          4.0        (198.8)                $-
    - External                 $2,423.6        114.5          299.9         127.7         14.9          63.6           $3,044.2
    Income Before
      Income Taxes               $673.6         10.7           26.2           0.2         (1.4)       (137.9)            $571.4
    Equity Income,
      Net of Tax                      -        $58.8              -             -            -             -              $58.8

    Net Income                   $417.7         65.5           16.3          (5.4)        (0.9)        (90.5)            $402.7
    ------------------------------------------------------------------------------------------------------------------------------

     *Excludes goodwill amortization.






                           -------------------------------------------------------------------------------------------------------
                            Domestic Beer    Int'l Beer     Packaging     Entertain.     Other     Corp. & Elims.      Consol.
    ------------------------------------------------------------------------------------------------------------------------------
    2001 REPORTED

    Gross Sales                $2,897.1        134.1          494.7         127.7         18.9        (135.2)          $3,537.3
    Net Sales:
    - Intersegment                    -            -         $194.8             -          4.0        (198.8)                $-
    - External                 $2,423.6        114.5          299.9         127.7         14.9          63.6           $3,044.2
    Income Before
      Income Taxes               $672.6         10.4           26.0          (2.5)        (1.4)       (137.6)            $567.5
    Equity Income,
      Net of Tax                      -        $54.4              -             -            -             -              $54.4

    Net Income                   $417.1         60.9           16.1          (7.1)        (0.9)        (91.7)            $394.4
    ------------------------------------------------------------------------------------------------------------------------------

3.       Earnings Per Share
         ------------------
         Earnings per share are computed by dividing net income by weighted average common shares outstanding for the period. The difference between basic and diluted weighted average common shares is due to stock option shares. There were no adjustments to net income for any period shown. Weighted average common shares outstanding for the quarters ended March 31, were (millions of shares):

                                                      2002               2001
                                                     ------             ------
         Basic weighted average shares
           outstanding                               878.5              898.6

         Diluted weighted average shares
           outstanding                               891.4              910.4
-----------------------------------------------------------------------------------

4.       Comprehensive Income
         --------------------
         Comprehensive income for the three months ended March 31, follows (in millions):

                                                      2002               2001
                                                     -------            -------
         Net income                                  $ 456.1            $ 394.4

         Foreign currency translation
           adjustment                                  (14.7)              11.3

         Deferred hedging gains/(losses)                27.9              (14.2)
                                                     -------            -------

         Comprehensive income                        $ 469.3            $ 391.5
                                                     =======            =======
-----------------------------------------------------------------------------------

        The components of accumulated other comprehensive income as of March 31, 2002 and December 31, 2001, follow (in millions):

                                                         March 31,              December 31,
                                                           2002                     2001
                                                         ---------              ------------

        Foreign currency translation
          adjustment                                     $ (182.5)                $ (167.8)

        Minimum pension obligation                         (131.6)                  (131.6)

        Deferred hedging gains/(losses)                     (11.0)                   (38.9)
                                                         --------                 --------
        Total accumulated other
          comprehensive income                           $ (325.1)                $ (338.3)
                                                         ========                 ========

--------------------------------------------------------------------------------------------

5.       Finished Product Delivery Costs
         -------------------------------
         In the fourth quarter of 2001, the company changed its presentation of pass-through finished product delivery costs reimbursed by customers. These items were previously offset for zero impact within cost of products and services. The company now presents these items separately as sales and cost of products and services. This change has a minor impact on revenue and profit margins growth, and has no impact on gross profit, operating income, net income, earnings per share or cash flow. For comparability, prior period information has been recast to conform to this presentation.

6.       U.S. Income Taxes On Equity Income
         ----------------------------------
         In the first quarter 2002, the company began presenting U.S. income taxes relating to foreign equity investment dividends in the consolidated income tax provision. The company previously presented these taxes in equity income. This change in presentation has no impact on net income, earnings per share or cash flow. For comparability, prior year information has been recast to conform to the 2002 presentation.

7.       Adoption Of Goodwill Accounting Standard
         ----------------------------------------
         Effective January 1, 2002, Anheuser-Busch adopted FAS 142, "Goodwill and Other Intangible Assets," and ceased goodwill amortization as of January 1, 2002, in accordance with the Standard. The company has completed the required transitional goodwill impairment analysis for FAS 142 adoption purposes and found no impaired goodwill.


         Following is a summary of goodwill by segment at December 31, 2001 and March 31, 2002:

                                    ----------------------------------------------------------------------------------
                                           Domestic        Int'l
                                             Beer           Beer        Packaging       Entertainment        Consol.
----------------------------------------------------------------------------------------------------------------------
Goodwill Balance at
December 31, 2001                            $158.6        788.1           21.9             288.3           $1,256.9

Recharacterization (1)                      $(139.6)       (11.8)            --                --            $(151.4)


Currency Translation Adjustment                  --        $(7.5)            --                --              $(7.5)
                                    ----------------------------------------------------------------------------------

Goodwill Balance at
March 31, 2002                                $19.0        768.8           21.9             288.3           $1,098.0

----------------------------------------------------------------------------------------------------------------------

         (1) Domestic beer consists of indefinite lived product distribution rights relating to exclusive beer distribution territories. International beer consists of finite lived distribution rights totaling $19.3 million partially offset by miscellaneous intangible assets now being reported as goodwill. Product distribution rights are now being reported as a discrete asset category.

         The impact of goodwill amortization on first quarter 2001 net income and diluted earnings per share was $8.3 million and $.01, respectively. Had goodwill amortization ceased on January 1, 2001, first quarter 2001 net income would have been $402.7 million, and diluted earnings per share would have been $.44. The company continues to amortize intangible assets that have finite lives.

8.       Derivatives
         -----------
         On January 1, 2001, the company adopted FAS No. 133, "Accounting for Derivative Instruments and Hedging Activity." Under FAS 133, all derivatives are recorded on the balance sheet at fair value, with changes in fair value recorded either in earnings or equity depending on the nature of the underlying hedged exposure and how effective the derivative is at offsetting price movements in the underlying exposure. All of the company's derivative positions qualified for hedge accounting on adoption of FAS 133, and the impact of adoption was not material.

         Gains and losses due to commodity hedge ineffectiveness are recognized as a component of cost of goods sold in the Consolidated Income Statement. Gains or losses from hedge ineffectiveness recognized in the first quarter 2002 and 2001 were not material for any of the company's hedges.

         Deferred gains and losses currently included in accumulated other comprehensive income in shareholders equity will be recognized in cost of goods sold when the underlying transactions occur - generally over the next 12 to 18 months. No gains or losses were recorded in the first quarter due to underlying transactions not occurring as anticipated.

9.       Sale Of SeaWorld Cleveland
         --------------------------
         In the first quarter of 2001, the company sold its SeaWorld Cleveland theme park to Six Flags, Inc. for $110 million, and recognized a $17.8 million pretax gain ($.005 per share, after-tax) which is shown as a separate line item in the consolidated statement of income. The company did not sell or grant license to the SeaWorld name.

10.      Acquisition Of CCU
         ------------------
         During the first quarter 2001, the company purchased a 20% equity interest in Compania Cervecerias Unidas S.A. (CCU), the largest brewer in Chile, for $321 million. The company has Board of Directors representation and the ability to exercise significant influence. As such, the company accounts for the CCU investment using the equity method. As a result of the investment in CCU, Anheuser-Busch now owns a 28.6% direct and indirect interest in CCU's subsidiary, CCU-Argentina, and applies the equity method of accounting for that investment as well.

11.      Contingencies
         -------------

         In January 1997, Maris Distributing Company, Inc., a former Anheuser-Busch wholesaler in Florida, initiated litigation against the company alleging breach of contract and 12 other claims. Anheuser-Busch terminated its distribution agreement with Maris Distributing in March 1997. During the course of litigation, nine claims were resolved in favor of Anheuser-Busch. In August 2001, a jury rendered a verdict against the company in the amount of $50 million on two remaining claims. The Court subsequently awarded plaintiffs an additional $22.6 million in accumulated interest on the jury award that continues to accrue.

         Anheuser-Busch continues to believe it acted appropriately in terminating the distribution agreement of Maris Distributing. Both Maris and the company have appealed. Anheuser-Busch is vigorously contesting the judgment and the ultimate outcome cannot presently be predicted.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND
         FINANCIAL CONDITION

INTRODUCTION
------------

         This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of Anheuser-Busch Companies, Inc. for the first quarter ended March 31, 2002, compared to the first quarter ended March 31, 2001, and the year ended December 31, 2001. This discussion should be read in conjunction with the Consolidated Financial Statements and Notes included in the company's Annual Report to Shareholders for the year ended December 31, 2001.

         This discussion contains forward-looking statements regarding the company's expectations concerning its future operations, earnings and prospects. On the date the forward-looking statements are made, the statements represent the company's expectations, but such expectations may change. These expectations involve risks and uncertainties (both favorable and unfavorable) and are based on many assumptions that the company believes to be reasonable, but such assumptions may ultimately prove to be inaccurate or incomplete, in whole or in part. Accordingly, there can be no assurances that the company's expectations and forward-looking statements will be correct. Important factors that could cause actual results to differ (favorably or unfavorably) from the expectations stated in this discussion include, among others, changes in the pricing environment for the company's products; changes in U.S. demand for malt beverage products; changes in consumer preference for the company's malt beverage products; regulatory or legislative changes; changes in the nature or quantity of litigation against the company or the industries in which the company participates; changes in raw materials prices; changes in interest rates; changes in foreign currency exchange rates; changes in attendance and consumer spending patterns for the company's theme park operations; changes in demand for aluminum beverage containers; changes in the company's international beer business or in the beer business of the company's international equity partners; and the effect of stock market conditions on the company's share repurchase program. Anheuser-Busch disclaims any obligation to update any of these forward-looking statements. If the company determines to update any forward-looking statement, it will do so publicly. No private statements by the company or its personnel should be interpreted as updating forward-looking statements.

FIRST QUARTER 2002 FINANCIAL RESULTS
------------------------------------

         Led by continued strong growth in domestic beer operations and enhanced growth from the international beer segment, Anheuser-Busch achieved record first quarter sales and earnings. First quarter earnings per share increased 15.9% versus the same period last year on a comparable basis, which excludes goodwill amortization from both periods.

         The company continues to deliver consistent, dependable earnings growth and has now achieved fourteen consecutive quarters of solid double-digit earnings per share growth. Strong growth in domestic revenue per barrel drove significantly enhanced profit margins. Gross profit margin improved 220 basis points and operating profit margin increased 90 basis points in the quarter. Return on capital employed increased 60 basis points over the past twelve months versus the similar prior period.

         Net income for the international beer segment increased, led by the strong performance of the company's equity partner Grupo Modelo, Mexico's largest brewer, and significant increases in volume and profit on the sale of Anheuser-Busch brands overseas.

         Anheuser-Busch's continuing success reflects the company's ability to capitalize on favorable domestic beer industry fundamentals for pricing and volume and the increasing profitability of its international beer segment. With favorable year-to-date results, Anheuser-Busch is raising its earnings per share growth target for 2002 to 13%. In addition, the company remains confident in its ability to consistently achieve double-digit earnings per share growth over the long-term, with a 12% average annualized target through 2004.

RESULTS OF OPERATIONS
---------------------

         Effective in the first quarter 2002, the company ceased amortizing goodwill in accordance with FAS No. 142, "Goodwill and Other Intangible Assets." The impact of goodwill amortization on first quarter 2001 net income and diluted earnings per share was $8.3 million and $.01, respectively. Had goodwill amortization ceased on January 1, 2001, first quarter 2001 net income would have been $402.7 million and diluted earnings per share would have been $.44.

         Key operating results for the first quarter 2002 versus 2001 are summarized below:


---------------------------------------------------------------------------------------------------------
                                                        ($ in millions, except per share)
                                         --------------------------------------------------------------
                                                                                     % Growth
                                               First Quarter                     2002 versus 2001
                                         -------------------------         ----------------------------
                                                            2001                             Comparable
                                          2002            Reported         Reported            Basis *
                                         ------           --------         --------          ----------
Gross Sales                              $3,637            $3,537           Up 2.8%            Up 2.8%
Net Sales                                $3,137            $3,044           Up 3.0%            Up 3.0%
Operating Income                           $705              $655           Up 7.6%            Up 7.1%
Equity Income, Net of Tax                   $97               $54          Up 78.6%           Up 65.1%
Net Income                                 $456              $394          Up 15.6%           Up 13.2%
Diluted Earnings per Share                 $.51              $.43          Up 18.6%           Up 15.9%
---------------------------------------------------------------------------------------------------------

* Excludes goodwill amortization in 2001.

         A discussion of financial highlights for the first quarter 2002 follows. This discussion is based on 2001 results reported on a comparable basis, excluding the impact of goodwill amortization.

         Anheuser-Busch achieved gross sales of $3.6 billion during the first quarter 2002, an increase of 2.8% over first quarter 2001 gross sales. Net sales were $3.1 billion, an increase of 3.0%, compared to the first quarter 2001. The difference between gross and net sales reflects beer excise taxes paid by the company on its products.

         The increases in both gross and net sales were primarily due to a 5.1% increase in domestic beer segment sales and higher international beer sales, partially offset by lower revenue from the company's recycling and entertainment operations.

         Domestic revenue per barrel grew 3.8% in the first quarter 2002 versus first quarter 2001. This growth reflects the continued favorable pricing environment and the introduction of Bacardi Silver. Revenue per barrel has now increased by 2% or more for fourteen consecutive quarters, including increases of over 2.5% for the last seven quarters.


         The company's beer volume is summarized in the following table:

---------------------------------------------------------------------------------------------------------
                                    Beer Volume (millions of barrels)
---------------------------------------------------------------------------------------------------------
                                                       First Quarter                2002 versus 2001
                                                   --------------------         -----------------------
                                                   2002            2001         Barrels           %
                                                   ----            ----         -------        --------
Domestic                                           24.6            24.3         Up 0.34         Up 1.4%
International                                       1.7             1.5         Up 0.11         Up 7.1%
                                                   ----            ----         -------        --------
    Worldwide A-B Brands                           26.3            25.8         Up 0.45         Up 1.7%
Int'l Equity Partner Brands                         4.4             4.0         Up 0.46        Up 11.6%
                                                   ----            ----         -------        --------
    Total Brands                                   30.7            29.8         Up 0.91         Up 3.1%
                                                   ====            ====         =======        ========
---------------------------------------------------------------------------------------------------------

         Domestic beer sales-to-wholesalers increased 1.4%, to 24.6 million barrels for the first quarter of 2002 versus the first quarter 2001. Wholesaler sales-to-retailers volume was up 2.1% in the first quarter versus 2001 on a comparable selling day adjusted basis. These increases were led by Bud Family sales.

         Wholesaler inventories were nearly one day lower at the end of the first quarter 2002 compared to the same time last year. The company's domestic market share (excluding exports) for the first quarter 2002 was 49.5%, compared to 2001 market share of 49.7%. Domestic market share is determined based on an estimated beer industry sales increase of 1.9%, using information provided by the Beer Institute and the U.S. Department of Commerce.

         Worldwide Anheuser-Busch beer sales volume for the first quarter 2002 rose 1.7%, to 26.3 million barrels, versus first quarter 2001. Worldwide beer volume is comprised of domestic volume and international volume. Domestic volume represents Anheuser-Busch beer produced and shipped within the United States. International volume represents exports from the company's U.S. breweries to markets around the world, plus Anheuser-Busch brands produced overseas by company-owned breweries and under license and contract brewing agreements.

         Total volume, which combines worldwide Anheuser-Busch brand volume with equity volume (representing the company's share of its foreign equity partners' volume) was 30.7 million barrels in the first quarter 2002, up 3.1% over first quarter 2001.

         International Anheuser-Busch brand beer volume for the first quarter 2002 was 1.7 million barrels, an increase of 7.1%, compared to the first quarter 2001, primarily due to increases in China and the United Kingdom.

         Cost of products and services for the first quarter 2002 was $1.91 billion, a 0.5% decrease compared to the first quarter 2001. The decrease in cost of products and services is principally due to the impact of lower worldwide aluminum prices on the company's aluminum recycling business partially offset by increased costs associated with higher beer volume. Both revenues and cost of sales for the aluminum recycling business decreased with the market price of aluminum, resulting in minimal gross profit impact. Gross profit as a percentage of net sales was 39.0% for the first quarter 2002, up 220 basis points from 36.8% for the first quarter 2001, primarily due to the impact of higher revenue per barrel.

         Marketing, distribution and administrative expenses for the first quarter 2002 were $517.0 million, an increase of 7.8% compared with first quarter 2001. The increase in marketing, distribution and administrative expenses in the first quarter 2002 is due primarily to increased domestic marketing costs for the Bud Family and the introduction of Bacardi Silver.

         Operating income increased 7.1% in 2002 versus the first quarter 2001, reflecting higher revenue per barrel and domestic beer sales volume, along with improved results for the international beer and packaging segment operations. Excluding the impact of the $17.8 million gain on the sale of the SeaWorld Cleveland theme park in the first quarter 2001, operating income increased 10% in the quarter, and operating profit margin increased 150 basis points.

         Packaging segment operating profits were up $4 million in the first quarter 2002. This increase is primarily due to higher soft drink can prices and operating profit from the company's bottle manufacturing operation, which began production in the third quarter 2001.

         Entertainment segment operating results for the first quarter 2002 were level compared to the first quarter 2001, excluding the impact of the SeaWorld Cleveland theme park, which was sold in the first quarter 2001.

         Equity income increased 65% versus the first quarter 2001, reflecting strong underlying volume and earnings growth by Grupo Modelo. Grupo Modelo equity income includes a $17 million one-time deferred income tax benefit due to a gradual reduction in Mexican corporate income tax rates from 35% in 2002 to 32% in 2005. The Mexican government enacted the lower corporate income tax rates in the first quarter 2002.

         The Mexican tax rate benefit is largely offset by increased U.S. deferred income taxes, which are included in the company's consolidated income tax provision, resulting in minimal consolidated net income or earnings per share benefit. Equity income increased 36% excluding the impact of the tax rate benefit.

         Net interest cost (interest expense less interest income) was $89.5 million for the first quarter 2002, a decrease of $1.9 million, or 2.1% compared to the first quarter 2001. The decrease in net interest cost in 2002 is due to the impact of lower interest rates partially offset by higher average outstanding debt balances compared to last year. Interest capitalized decreased $2.9 million, to $4.3 million for the first quarter 2002 compared to the corresponding period in 2001. The decrease is due to the timing of project in-service dates and lower average interest rates compared to prior year.

         Other income/expense, net includes earnings from the company's limited partner basis investments in beer wholesalers, in addition to numerous other items of a nonoperating nature that do not have a material impact on the company's consolidated results of operations, either individually or in total. For the first quarter of 2002 and 2001, the company had other expense of $0.9 million and $3.5 million, respectively.

         Anheuser-Busch's effective tax rate increased to 42% in 2002 versus 39.8% last year, resulting from the Grupo Modelo deferred tax impact previously discussed, partially offset by the write-off in 2001 of non-tax-deductible goodwill associated with the sale of the SeaWorld Cleveland theme park.

         Net income increased 13.2% over first quarter 2001. Diluted earnings per share were $.51, an increase of 15.9%, compared to the first quarter 2001. Earnings per share for the first quarter 2001 include a one-half cent per share benefit from the sale of the SeaWorld Cleveland theme park.

         Earnings per share continue to benefit from the company's ongoing share repurchase program. The company repurchased almost 7 million shares in the first quarter 2002.

LIQUIDITY AND FINANCIAL CONDITION
---------------------------------

         Cash and marketable securities at March 31, 2002 were $177.7 million, an increase of $15.1 million from the December 31, 2001 balance. The principal source of the company's cash flow is cash generated by operations. Net issuance of debt provides additional sources of cash as necessary. Principal uses of cash are capital expenditures, business investments, share repurchase and dividends. See the Consolidated Statement of Cash Flows for detailed information.

         The company's net debt balance increased $22.1 million since December 31, 2001, primarily due to an increase in commercial paper borrowings partially offset by a reduction in the ESOP debt guarantee.

         At March 31, 2002, $672.7 million of outstanding commercial paper borrowings were classified as long-term since they are maintained on a long-term basis with on-going support provided by the company's $2 billion revolving credit agreement.

         On May 1, 2002, Anheuser-Busch notified debt holders of its intention to call $200 million of 6.75% Notes due 2005 at par, effective June 1, 2002.

         Capital expenditures during the first quarter 2002 were $181.7 million, compared to $306.0 million for the first quarter 2001. Full year 2002 capital expenditures are expected to approximate $900 to $950 million.

Risk Management
---------------

         The company's derivatives holdings fluctuate during the year based on normal and recurring changes in purchasing and production activity. Since December 31, 2001, there have been no significant changes in the company's interest rate, commodity price and foreign currency exposures, changes in the types of derivative instruments used to hedge those exposures, or significant changes in underlying market conditions.

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

                         PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

         On January 2, 2002 the company issued out of treasury shares a total of 3,187 shares of the company's common stock ($1 par value) to four members of the Board of Directors of the company in lieu of cash for all or a portion of those members 2002 annual retainer fee pursuant to the company's Non-Employee Director Elective Stock Acquisition Plan.

         These transactions were exempt from registration and prospectus delivery requirements of the Securities Act of 1933 pursuant to Section 4(2) of the Act.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Shareholders of the company held April 24, 2002, the following matters were voted upon:

1. Election of John E. Jacob, Charles F. Knight, Joyce M. Roche, Henry Hugh Shelton and Patrick T. Stokes to serve as Directors of the company for a term of three years.

                                                FOR              WITHHELD
                                            -----------         ----------

         John E. Jacob                      751,235,026          8,785,418
         Charles F. Knight                  749,490,506         10,529,938
         Joyce M. Roche                     752,067,176          7,953,268
         Henry Hugh Shelton                 752,321,661          7,698,783
         Patrick T. Stokes                  751,946,393          8,074,051

2. Approve the employment of PricewaterhouseCoopers LLP, as independent accountants, to audit the books and accounts of the company for 2002.

         For               729,764,650
         Against            25,202,312
         Abstain             5,024,791
         Non-Votes              28,691

3.       Shareholder proposal concerning Genetically Modified Ingredients.

         For                25,068,568
         Against           606,344,498
         Abstain            38,702,470
         Non-Votes          89,904,908

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits
         --------

    12 - Ratio of Earnings to Fixed Charges

    (b)  Reports on Form 8-K
         -------------------

         No reports on Form 8-K were filed during the three month period ending March 31, 2002.

                                 SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ANHEUSER-BUSCH COMPANIES, INC.
                                (Registrant)


                                /s/ W. Randolph Baker
                                --------------------------------------------
                                W. Randolph Baker
                                Vice President and Chief Financial Officer
                                (Chief Financial Officer)
                                May 10, 2002



                                /s/ John F. Kelly
                                --------------------------------------------
                                John F. Kelly
                                Vice President and Controller
                                (Chief Accounting Officer)
                                May 10, 2002