Form 10-K/A
period 2001-12-31
ANHEUSER BUSCH COMPANIES INC
filed 2002-07-26
CIK 310569

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                              --------------------
                                  FORM 10-K/A
         (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR
         ENDED DECEMBER 31, 2001
         OR
         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
         FROM              TO
              ------------    ------------

                         COMMISSION FILE NUMBER 1-7823
         -------------------------------------------------------------
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

          REGISTRANT'S PHONE NUMBER, INCLUDING AREA CODE: 314-577-2000
                           --------------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                        -------------------------------
                                                        NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                     ON WHICH REGISTERED

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
Yes   X     No
    -----      -----

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         State the aggregate market value of the voting stock held by nonaffiliates of the registrant.
                    $44,246,817,824 as of February 26, 2002

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

      $1 PAR VALUE COMMON STOCK 879,119,827 SHARES AS OF MARCH 11, 2002

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of Annual Report to Shareholders for the Year ended
  December 31, 2001 . . . . . . . . . . . . . PART I, PART II, AND PART IV

Portions of Definitive Proxy Statement for Annual Meeting of
  Shareholders on April 24, 2002. . . . . . . PART III

Item 14 on pages 9 through 11 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2001 is amended by the addition of the following exhibits:

Exhibit 23.1  Consent of Independent Accountants

Exhibit 24.1  Powers of Attorney

Exhibit 24.2 Resolution authorizing signature by certain officers of the Company

Exhibit 99.1 Form 11-K, Annual Report of the Anheuser-Busch Global Employee Stock Purchase Plan for the fiscal year ended March 31, 2002.

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

                                     ANHEUSER-BUSCH COMPANIES, INC.
                                              (Registrant)

                                     By: /s/JOBETH G. BROWN
                                         ------------------------------------
                                                  JoBeth G. Brown
                                            (Vice President and Secretary)
Date:  July 24, 2002

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                              Title                           Date

    PATRICK T. STOKES    *    Chief Executive Officer         July 24, 2002
-------------------------     and President and
    Patrick T. Stokes         Director (Principal
                              Executive Officer)

    W. RANDOLPH BAKER    *    Vice President and              July 24, 2002
-------------------------     Chief Financial Officer
    W. Randolph Baker         (Principal Financial Officer)

      JOHN F. KELLY      *    Vice President and              July 24, 2002
-------------------------     Controller (Principal
      John F. Kelly           Accounting Officer)

   AUGUST A. BUSCH III   *    Chairman of the Board           July 24, 2002
-------------------------     and Director
   August A. Busch III

    BERNARD A. EDISON    *    Director                        July 24, 2002
-------------------------
    Bernard A. Edison

   CARLOS FERNANDEZ G.   *    Director                        July 24, 2002
-------------------------
   Carlos Fernandez G.

      JOHN E. JACOB      *    Director                        July 24, 2002
-------------------------
      John E. Jacob

      JAMES R. JONES     *    Director                        July 24, 2002
-------------------------
      James R. Jones

    CHARLES F. KNIGHT    *    Director                        July 24, 2002
-------------------------
    Charles F. Knight

  VERNON R. LOUCKS, JR.  *    Director                        July 24, 2002
-------------------------
  Vernon R. Loucks, Jr.

    VILMA S. MARTINEZ    *    Director                        July 24, 2002
-------------------------
    Vilma S. Martinez

    JAMES B. ORTHWEIN    *    Director                        July 24, 2002
-------------------------
    James B. Orthwein

  WILLIAM PORTER PAYNE   *    Director                        July 24, 2002
-------------------------
  William Porter Payne

      JOYCE M. ROCHE     *    Director                        July 24, 2002
-------------------------
      Joyce M. Roche

                              Director                        July   , 2002
-------------------------                                          --
    Henry Hugh Shelton

     ANDREW C. TAYLOR    *    Director                        July 24, 2002
-------------------------
     Andrew C. Taylor

  DOUGLAS A. WARNER III  *    Director                        July 24, 2002
-------------------------
  Douglas A. Warner III

 EDWARD E. WHITACRE, JR. *    Director                        July 24, 2002
-------------------------
 Edward E. Whitacre, Jr.


  *By /s/JOBETH G. BROWN          Attorney-in-Fact
     -------------------------
          JoBeth G. Brown

                                EXHIBIT INDEX

Exhibit 23.1  Consent of Independent Accountants

Exhibit 24.1  Powers of Attorney

Exhibit 24.2 Resolution authorizing signature by certain officers of the Company

Exhibit 99.1 Form 11-K, Annual Report of the Anheuser-Busch Global Employee Stock Purchase Plan for the fiscal year ended March 31, 2002.