Form 10-Q
period 2002-06-30
ANHEUSER BUSCH COMPANIES INC
filed 2002-08-09
CIK 310569

                     SECURITIES AND EXCHANGE COMMISSION


                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


                       For Quarter Ended June 30, 2002


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

         $1 Par Value Common Stock - 868,579,645 shares as of
         June 30, 2002

CONSOLIDATED BALANCE SHEET
Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)

                                            June 30,     Dec. 31,
                                          ------------------------
(In millions)                                 2002          2001
------------------------------------------------------------------
Assets
Current Assets:
  Cash................................... $   288.8      $   162.6
  Accounts and notes receivable..........     883.9          620.9
  Inventories:
    Raw materials and supplies...........     243.4          352.4
    Work in progress.....................      88.4           79.8
    Finished goods.......................     221.2          159.6
      Total inventories..................     553.0          591.8
    Other current assets.................     181.9          175.1
                                          ------------------------
      Total current assets...............   1,907.6        1,550.4

Investments in affiliated companies......   2,836.2        2,855.0
Other assets.............................   1,160.4        1,149.5
Plant and equipment, net.................   8,354.5        8,390.0
                                          ------------------------
    Total Assets......................... $14,258.7      $13,944.9
                                          ========================
Liabilities and Shareholders Equity
Current Liabilities:
  Accounts payable....................... $   929.8      $   945.0
  Accrued salaries, wages and benefits...     238.4          255.8
  Accrued taxes..........................     335.0          161.1
  Other current liabilities..............     413.5          374.6
                                          ------------------------
    Total current liabilities............   1,916.7        1,736.5
                                          ------------------------
Postretirement benefits..................     481.9          482.9
                                          ------------------------
Debt.....................................   6,066.5        5,983.9
                                          ------------------------
Deferred income taxes....................   1,417.2        1,367.2
                                          ------------------------
Other long-term liabilities..............     315.7          312.9
                                          ------------------------
Shareholder Equity:
  Common stock, $1.00 par value,
    1.6 billion shares authorized........   1,450.7        1,445.2
  Capital in excess of par value.........     953.2          810.2
  Retained earnings......................  11,985.3       11,258.2
  Treasury stock, at cost................  (9,783.1)      (8,981.6)
  Accumulated other comprehensive loss...    (455.1)        (338.3)
  ESOP debt guarantee....................     (90.3)        (132.2)
                                          ------------------------
    Total Shareholders Equity............   4,060.7        4,061.5
                                          ------------------------
Commitments and Contingencies............     --              --
                                          ------------------------
  Total Liabilities and Shareholders
    Equity............................... $14,258.7      $13,944.9
                                          ========================

See accompanying Notes to Consolidated Financial Statements on pages 5 through 13.

CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)


                                                Second Quarter        Six Months Ended
                                                Ended June 30,            June 30,
                                              -------------------- ---------------------
(In millions, except per share data)              2002     2001       2002        2001
----------------------------------------------------------------------------------------
Gross Sales...............................    $ 4,182.4  $ 3,993.8  $ 7,819.8  $ 7,531.1
  Excise Taxes............................       (556.3)    (541.8)  (1,057.1)  (1,034.9)
                                              --------------------  --------------------
Net Sales.................................      3,626.1    3,452.0    6,762.7    6,496.2
  Cost of Products and Services...........     (2,119.8)  (2,080.6)  (4,034.4)  (4,007.5)
  Marketing, Distribution and
   Administrative Expenses................       (609.6)    (563.7)  (1,126.6)  (1,043.6)
  Gain on Sale of Business................         ---        ---       ---         17.8
                                              --------------------  --------------------
Operating Income..........................        896.7      807.7    1,601.7    1,462.9
  Interest Expense........................        (91.3)     (91.7)    (180.9)    (183.3)
  Interest Capitalized....................          4.7        7.4        9.0       14.6
  Interest Income.........................          0.5        0.3        0.6        0.5
  Other Income/(Expense), Net.............          0.6       (0.7)      (0.3)      (4.2)
                                              --------------------  --------------------
Income Before Income Taxes................        811.2      723.0    1,430.1    1,290.5
  Provision for Income Taxes..............       (322.8)    (272.8)    (582.7)    (500.3)
Equity Income.............................         98.1       73.5      195.2      127.9
                                              --------------------  --------------------
  Net Income..............................        586.5      523.7    1,042.6      918.1
Retained Earnings, Beginning of Period....     11,556.2   10,410.6   11,258.2   10,164.4
  Common Stock Dividends (Per Share:
   2nd Quarter, 2002-$.18; 2001-$.165
   Six Months, 2002 - $.36; 2001 - $.33)..       (157.4)    (147.2)    (315.5)    (295.4)
                                              --------------------  --------------------
   Retained Earnings, End of Period.......    $11,985.3  $10,787.1  $11,985.3  $10,787.1
                                              ====================  ====================
Basic Earnings Per Share..................    $     .67  $     .59  $    1.19  $    1.03
                                              ====================  ====================
Diluted Earnings Per Share................    $     .66  $     .58  $    1.17  $    1.01
                                              ====================  ====================

See accompanying Notes to Consolidated Financial Statements on pages 5 through 13.

CONSOLIDATED STATEMENT OF CASH FLOWS

Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)

                                                      Six Months
                                                     ended June 30,
                                                   ------------------
(In millions)                                       2002       2001
---------------------------------------------------------------------
    Cash flow from operating activities:
      Net Income.................................. $1,042.6  $  918.1
      Adjustments to reconcile net income to cash
        provided by operating activities:
          Depreciation and amortization...........    417.5     409.0
          Deferred income taxes...................     50.0       7.9
          Gain on sale of SeaWorld Cleveland......      --      (17.8)
          Undistributed earnings of affiliated
            companies.............................   (148.4)   (101.0)
          Other, net..............................     89.6       5.3
                                                   ------------------
      Operating cash flow before change in working
        capital...................................  1,451.3   1,221.5
          Increase in working capital.............    (30.0)   (161.7)
                                                   ------------------
      Cash provided by operating activities.......  1,421.3   1,059.8
                                                   ------------------
    Cash flow from investing activities:
      Capital expenditures........................   (392.6)   (578.7)
      New business acquisitions...................      --     (370.4)
      Proceeds from sale of SeaWorld Cleveland....      --      110.0
                                                   ------------------
      Cash used for investing activities..........   (392.6)   (839.1)
                                                   ------------------
    Cash flow from financing activities:
      Increase in long-term debt..................    554.9   1,106.5
      Decrease in long-term debt..................   (435.7)   (386.6)
      Dividends paid to shareholders..............   (315.5)   (295.4)
      Acquisition of treasury stock...............   (801.5)   (666.2)
      Shares issued under stock plans.............     95.3      32.6
                                                   ------------------
      Cash used for financing activities..........   (902.5)   (209.1)
                                                   ------------------
    Net increase in cash during the period........    126.2      11.6
    Cash beginning of period......................    162.6     159.9
                                                   ------------------
    Cash, end of period........................... $  288.8  $  171.5
                                                   ==================

See accompanying Notes to Consolidated Financial Statements on pages 5 through 13.

Anheuser-Busch Companies, Inc. and Subsidiaries

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


     1.  Unaudited Financial Statements
         ------------------------------

         The unaudited financial statements have been prepared in accordance with generally accepted accounting principles and applicable SEC guidelines pertaining to quarterly financial information, and include all adjustments necessary for a fair presentation. These statements should be read in combination with the Consolidated Financial Statements and Notes included in the Company's Annual Report to Shareholders for the year ended December 31, 2001.

     2.  Earnings Per Share
         ------------------

         Earnings per share are calculated by dividing net income by weighted average common shares outstanding for the period. The difference between basic and diluted weighted average common shares is due to the dilutive impact of unexercised in-the-money stock options. There were no adjustments to net income for any period shown for purposes of calculating earnings per share. Weighted average common shares outstanding for the second quarter and six months ended June 30, are shown below (millions of shares):

                                                         Second Quarter                    Six Months
                                                  ----------------------------    ---------------------------

                                                       2002            2001           2002           2001
                                                  -------------    -----------    ------------    -----------
        Basic weighted average shares
          outstanding                                    872.3          892.4           875.4          895.5
                                                  =============    ===========    ============    ===========


        Diluted weighted average shares
          outstanding                                    885.3          903.3           888.5          906.9
                                                  =============    ===========    ============    ===========

     3.  Comprehensive Income/(Loss) ($ in millions)
         -------------------------------------------

         Comprehensive income for the second quarter and six months ended June 30, follows (in millions):

                                                               Second Quarter                      Six Months
                                                        ----------------------------    ------------------------------
                                                           2002              2001           2002               2001
                                                           ----              ----           ----               ----
         Net Income                                       $586.5            $523.7        $1,042.6            $918.1

         Foreign currency
           translation adjustment                         (134.0)             81.4          (148.7)             92.7

         Deferred hedging gains/(losses)                     4.0              (8.3)           31.9             (22.5)
                                                          ------            ------        --------            ------

         Comprehensive income                             $456.5            $596.8          $925.8            $988.3
                                                          ======            ======        ========            ======


        -----------------------------------------------------------------------
        The components of accumulated other comprehensive loss as of June 30, 2002 and December 31, 2001 follow (in millions):

                                                                                   June 30, 2002      Dec. 31, 2001
                                                                                   -------------      -------------
         Foreign currency translation adjustment                                     $(316.5)            $(167.8)
         Minimum Pension Obligation                                                   (131.6)             (131.6)
         Deferred hedging losses                                                        (7.0)              (38.9)
                                                                                     -------             -------

         Total accumulated other comprehensive loss                                  $(455.1)            $(338.3)
                                                                                     =======             =======

     4.  Finished Product Delivery Costs
         -------------------------------

         In the fourth quarter of 2001, the company changed its presentation of pass-through finished product delivery costs reimbursed by customers. These items were previously offset for zero impact within cost of products and services. The company now presents these items separately as sales and cost of products and services. This change has a minor impact on revenue and profit margin growth, and has no impact on gross profit, operating income, net income, earnings per share or cash flow. For comparability, prior period information has been recast to conform to this presentation.

     5.  U.S. Income Taxes On Equity Investment Dividends
         ------------------------------------------------

         In the first quarter 2002, the company began presenting U.S.
         income taxes relating to foreign equity investment dividends in the consolidated income tax provision. The company previously presented these taxes in equity income. This change in presentation has no impact on net income, earnings per share or cash flow. For comparability, prior year information has been recast to conform to this presentation.


     6.  Adoption Of Goodwill Accounting Standard
         ----------------------------------------

         Effective January 1, 2002, Anheuser-Busch adopted FAS 142, "Goodwill and Other Intangible Assets," and ceased goodwill amortization as of the adoption date, in accordance with the Standard. The company has completed the required transitional goodwill impairment analysis for FAS 142 adoption purposes and found no impaired goodwill.

         Following is a summary of goodwill by segment at December 31, 2001 and June 30, 2002:

                                  --------------- ------------ ---------------- --------------------- --------------
                                   Domestic Beer   Int'l Beer     Packaging        Entertainment         Consol.
--------------------------------- --------------- ------------ ---------------- --------------------- --------------
Goodwill Balance at
  December 31, 2001                       $158.6        788.1             21.9                 288.3       $1,256.9

Recharacterization (1)                   $(139.6)       (11.8)              --                    --        $(151.4)


Currency Translation Adjustment               --       $(43.8)              --                    --         $(43.8)
                                  --------------- ------------ ---------------- --------------------- --------------

Goodwill Balance at
  June 30, 2002                            $19.0        732.5             21.9                 288.3       $1,061.7
--------------------------------- --------------- ------------ ---------------- --------------------- --------------

         (1) Domestic beer consists of indefinite lived product distribution rights relating to exclusive beer distribution territories. International beer consists of finite lived distribution rights totaling $19.3 million partially offset by miscellaneous unidentified intangible assets now being reported as goodwill. Since January 1, 2002, product distribution rights have been reported in a discrete asset category on the consolidated balance sheet.

         The impact of goodwill amortization on second quarter 2001 net income and diluted earnings per share was $9.3 million and $.01, respectively. The impact on net income and diluted earnings per share for the first six months of 2001 was $17.6 million and $.02, respectively.

         Had goodwill amortization ceased on January 1, 2001, net income for the second quarter and first six months of 2001 would have been $533.0 million and $935.7 million, respectively, while diluted earnings per share for the same periods would have been $.59 and $1.03, respectively.

         The company continues to amortize intangible assets with finite lives.

     7.  Derivatives
         -----------

         Derivatives are included on the balance sheet at fair value, with changes in fair value recorded either in earnings or equity depending on the nature of the underlying hedged exposure and how effective the derivative is at offsetting price movements in the underlying exposure. All the company's derivative positions qualify for hedge accounting under FAS 133, "Accounting for Derivative Instruments and Hedging Activity."

         Gains and losses due to commodity hedge ineffectiveness are recognized as a component of cost of goods sold in the Consolidated Income Statement. The company recognized gains due to hedge ineffectiveness totaling $0.2 million for the second quarter and had no net gain or loss for the first six months of 2002, compared to losses of $0.2 million and $0.4 million for the similar 2001 periods.

         Deferred gains and losses currently included in accumulated other comprehensive income in shareholders equity will be recognized in cost of goods sold when the underlying transactions occur --- generally over the next 12 to 18 months. When recognized, these gains and losses will essentially offset price changes in the underlying transaction compared to the original hedged amount. For the second quarter and first six months of both 2002 and 2001, the company incurred no derivative transaction gains or losses due to underlying hedged transactions not occurring as anticipated.

     8.  Acquisition Of CCU
         ------------------

         During the first quarter 2001, the company purchased a 20% equity interest in Compania Cervecerias Unidas S.A. (CCU), the largest brewer in Chile, for $321 million. The company has proportional Board of Directors representation and the ability to exercise significant influence. As such, the company accounts for the

         CCU investment using the equity method. As a result of the investment in CCU, Anheuser-Busch now owns a 28.6% direct and indirect interest in CCU's subsidiary, CCU-Argentina, and applies the equity method of accounting for that investment.

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

     10. Contingencies
         -------------

         In January 1997, Maris Distributing Company, Inc., a former Anheuser-Busch wholesaler in Florida, initiated litigation against the company alleging breach of contract and 12 other claims. Anheuser-Busch terminated its distribution agreement with Maris Distributing in March 1997. During the course of litigation, nine claims were resolved in favor of Anheuser-Busch. In August 2001, a jury rendered a verdict against the company in the amount of $50 million on two remaining claims. The Court subsequently awarded plaintiffs an additional $22.6 million in accumulated pre-judgment interest on the jury award that continues to accrue at an 11% rate.

         Anheuser-Busch continues to believe it acted appropriately in terminating the distribution agreement of Maris Distributing. Both Maris and the company have appealed. Anheuser-Busch is vigorously appealing the judgment and the ultimate outcome cannot presently be predicted.

         The company and certain of its subsidiaries are involved in additional claims and legal proceedings in which monetary damages and other relief is sought. The company is vigorously contesting these claims, however resolution is not expected to occur quickly, and their ultimate outcome cannot presently be predicted. It is the opinion of management that the ultimate resolution of these claims, legal proceedings and other contingencies, either individually or in the aggregate, will not materially affect the company's financial position, results of operations, or liquidity.

     11. Tsingtao Alliance
         -----------------

         On July 30, 2002, the company announced its intention to form a strategic alliance with Tsingtao Brewery Company, Ltd., the largest brewer in China, and producer of the Tsingtao brand. Anheuser-Busch currently owns a 4.5% equity interest in Tsingtao and it will increase its ownership under the agreement. Terms of the agreement have not been finalized.

     12. Business Segments Information
         -----------------------------

         Comparative business segment information for the second quarter ended June 30, (in millions):

                         ---------------------------------------------------------------------------------------
                          Domestic     Int'l                                          Corporate &
                            Beer        Beer       Packaging     Entertain.   Other      Elims.       Consol.
----------------------------------------------------------------------------------------------------------------
2002
Gross Sales                $3,279.3      199.7           576.7        265.0    32.3        (170.6)     $4,182.4
Net Sales:
- Intersegment                  ---        ---          $235.8          ---     8.9        (244.7)         $---
- External                 $2,759.1      163.6           340.9        265.0    23.4          74.1      $3,626.1
Income Before
  Income Taxes               $815.8       28.5            47.9         70.9     4.7        (156.6)       $811.2
Equity Income,
  Net of Tax                    ---      $98.1             ---          ---     ---           ---         $98.1
Net Income                   $505.8      115.7            29.7         44.0     2.9        (111.6)       $586.5
----------------------------------------------------------------------------------------------------------------


                         ---------------------------------------------------------------------------------------
                          Domestic     Int'l                                          Corporate &
                            Beer       Beer       Packaging      Entertain.   Other      Elims.       Consol.
----------------------------------------------------------------------------------------------------------------
2001 COMPARABLE BASIS *
Gross Sales                $3,133.5      182.5           534.9        268.9    36.3        (162.3)     $3,993.8
Net Sales:
- Intersegment                  ---        ---          $222.1          ---    10.9        (233.0)         $---
- External                 $2,623.9      150.3           312.8        268.9    25.4          70.7      $3,452.0
Income Before
  Income Taxes               $745.5       22.1            32.1         68.2     5.3        (146.2)       $727.0
Equity Income,
  Net of Tax                    ---      $78.8             ---          ---     ---           ---         $78.8
Net Income                   $459.8       92.4            19.8         42.3     3.3         (84.6)       $533.0
----------------------------------------------------------------------------------------------------------------

* EXCLUDES GOODWILL AMORTIZATION.

                         ---------------------------------------------------------------------------------------
                          Domestic     Int'l                                          Corporate &
                            Beer       Beer       Packaging      Entertain.   Other      Elims.       Consol.
----------------------------------------------------------------------------------------------------------------
2001 AS REPORTED
Gross Sales                $3,133.5      182.5           534.9        268.9    36.3        (162.3)     $3,993.8
Net Sales:
- Intersegment                  ---        ---          $222.1          ---    10.9        (233.0)         $---
- External                 $2,623.9      150.3           312.8        268.9    25.4          70.7      $3,452.0
Income Before
  Income Taxes               $744.4       21.8            31.9         65.7     5.3        (146.1)       $723.0
Equity Income,
  Net of Tax                    ---      $73.5             ---          ---     ---           ---         $73.5
Net Income                   $459.1       86.9            19.7         40.7     3.3         (86.0)       $523.7
----------------------------------------------------------------------------------------------------------------

Note: 2001 segment results have been updated to present beer sales to U.S. military installations and certain operating expenses in the Domestic Beer segment. These activities were previously presented within International Beer and Corporate.

         Comparative business segment information for the six months ended June 30, ($ in millions):

                         ---------------------------------------------------------------------------------------
                          Domestic     Int'l                                          Corporate &
                             Beer       Beer       Packaging     Entertain.   Other      Elims.       Consol.
----------------------------------------------------------------------------------------------------------------
2002
Gross Sales                $6,306.9      343.7         1,046.3        390.8    49.7        (317.6)     $7,819.8
Net Sales:
- Intersegment                  ---        ---          $445.1          ---    13.2        (458.3)         $---
- External                 $5,307.3      286.2           601.2        390.8    36.5         140.7      $6,762.7
Income Before
  Income Taxes             $1,551.8       45.2            78.6         56.4     3.3        (305.2)     $1,430.1
Equity Income,
  Net of Tax                    ---     $195.2             ---          ---     ---           ---        $195.2
Net Income                   $962.1      223.2            48.7         35.0     2.0        (228.4)     $1,042.6
----------------------------------------------------------------------------------------------------------------

                         ---------------------------------------------------------------------------------------
                          Domestic     Int'l                                          Corporate &
                            Beer       Beer       Packaging      Entertain.   Other      Elims.       Consol.
----------------------------------------------------------------------------------------------------------------
2001 COMPARABLE BASIS *
Gross Sales                $6,030.6      316.6         1,029.6        396.6    55.2        (297.5)     $7,531.1
Net Sales:
- Intersegment                  ---        ---          $416.9          ---    14.9        (431.8)         $---
- External                 $5,047.5      264.8           612.7        396.6    40.3         134.3      $6,496.2
Income Before
  Income Taxes             $1,419.1       32.8            58.3         68.4     3.9        (284.1)     $1,298.4
Equity Income,
  Net of Tax                    ---     $137.6             ---          ---     ---           ---        $137.6
Net Income                   $877.5      157.9            36.1         36.9     2.4        (175.1)       $935.7
----------------------------------------------------------------------------------------------------------------

* EXCLUDES GOODWILL AMORTIZATION.

                         ---------------------------------------------------------------------------------------
                          Domestic     Int'l                                          Corporate &
                            Beer       Beer       Packaging      Entertain.   Other      Elims.       Consol.
----------------------------------------------------------------------------------------------------------------
2001 AS REPORTED
Gross Sales                $6,030.6      316.6         1,029.6        396.6    55.2        (297.5)     $7,531.1
Net Sales:
- Intersegment                  ---        ---          $416.9          ---    14.9        (431.8)         $---
- External                 $5,047.5      264.8           612.7        396.6    40.3         134.3      $6,496.2
Income Before
  Income Taxes             $1,417.0       32.2            57.9         63.2     3.9        (283.7)     $1,209.5
Equity Income,
  Net of Tax                    ---     $127.9             ---          ---     ---           ---        $127.9
Net Income                   $876.2      147.8            35.8         33.6     2.4        (177.7)       $918.1
----------------------------------------------------------------------------------------------------------------

Note: 2001 segment results have been updated to present beer sales to U.S. military installations and certain operating expenses in the Domestic Beer segment. These activities were previously presented within International Beer and Corporate.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND
          FINANCIAL CONDITION FOR THE SECOND QUARTER AND FIRST SIX
          MONTHS OF 2002


INTRODUCTION
------------

         This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of Anheuser-Busch Companies, Inc. for the second quarter and six months ended June 30, 2002, compared to the second quarter and six months ended June 30, 2001, and the year ended December 31, 2001. This discussion should be read in combination with the Consolidated Financial Statements and Notes included in the company's Annual Report to Shareholders for the year ended December 31, 2001.

         This discussion contains forward-looking statements regarding the company's expectations concerning its future operations, earnings and prospects. On the date the forward-looking statements are made, the statements represent the company's expectations, but such expectations may change. These expectations involve risks and uncertainties (both favorable and unfavorable) and are based on many assumptions that the company believes to be reasonable, but such assumptions may ultimately prove to be inaccurate or incomplete, in whole or in part. Accordingly, there can be no assurances that the company's expectations and forward-looking statements will be correct. Important factors that could cause actual results to differ (favorably or unfavorably) from the expectations stated in this discussion include, among others, changes in the pricing environment for the company's products; changes in U.S. demand for malt beverage products; changes in consumer preference for the company's malt beverage products; regulatory or legislative changes; changes in the litigation to which the company is a party; changes in raw materials prices; changes in interest rates; changes in foreign currency exchange rates; changes in attendance and consumer spending patterns for the company's theme park operations; changes in demand for aluminum beverage containers; changes in the company's international beer business or in the beer business of the company's international equity partners; and the effect of stock market conditions on the company's share repurchase program. Anheuser-Busch disclaims any obligation to update any of these forward-looking statements. If the company determines to update any forward-looking statement, it will do so publicly. No private statements by the company or its personnel should be interpreted as updating forward-looking statements.

SECOND QUARTER AND FIRST SIX MONTHS OF 2002 FINANCIAL RESULTS
-------------------------------------------------------------

         Led by continued strong growth in both its domestic beer and international beer segments, Anheuser-Busch Companies, Inc. achieved record sales and earnings for the second quarter and first six months of 2002. Second quarter and first six months earnings per share increased 11.9% and 13.6%, respectively, versus the same 2001 periods. These results are calculated on a comparable basis, which excludes goodwill amortization from all periods. Reported earnings per share, which includes goodwill amortization in 2001, increased 13.8% and 15.8%, respectively.

         Anheuser-Busch's excellent financial performance in the second quarter represents its 15th consecutive quarter of solid double-digit earnings per share growth, reflecting strong domestic beer industry fundamentals and the company's continued ability to deliver consistent quality and dependable earnings growth.

         Domestic revenue per barrel growth and volume gains coupled with favorable costs per barrel drove significantly enhanced profit margins. Gross profit margin improved 170 basis points and operating profit margin increased 120 basis points in the second quarter 2002. For the first six months of 2002, gross margin improved 190 basis points, while operating margin increased 110 basis points. Return on capital employed increased 80 basis points during the past twelve months versus the similar prior period, and has increased 260 basis points over the past three years.

         Net income for the international beer segment increased 25% in the second quarter, led by the strong performance of the company's equity partner, Grupo Modelo,

Mexico's largest brewer and brewer of the Corona brand, and significant increases in volume and profit on the sale of Anheuser-Busch brands overseas.

         Anheuser-Busch's continuing success reflects its ability to capitalize on favorable domestic beer industry fundamentals for pricing and volume and the increasing profitability of its international beer segment. With a strong first half, the company looks forward to continued strong performance in the remainder of the year and is raising its full year earnings per share growth target to the 13% to 14% range, in line with year-to-date results. In addition, Anheuser-Busch remains confident in its ability to consistently achieve annual double-digit earnings per share growth over the long-term, with a 12% average annualized target through 2004.

RESULTS OF OPERATIONS
---------------------

         Effective in the first quarter 2002, the company ceased amortizing goodwill in accordance with FAS No. 142, "Goodwill and Other Intangible Assets." The impact of goodwill amortization on second quarter 2001 net income and diluted earnings per share was $9.3 million and $.01, respectively. The impact of goodwill amortization on net income and diluted earnings per share for the first six months of 2001 was $17.6 million and $.02, respectively. Had goodwill amortization ceased on January 1, 2001, net income for the second quarter and first six months of 2001 would have been $533.0 million and $935.7 million, respectively, while diluted earnings per share for the same periods would have been $.59 and $1.03.

         Key operating results for the second quarter and first six months of 2002 versus similar 2001 periods are summarized in the following tables. All discussions of quarterly and year-to-date operating results are based on 2001 results reported on a comparable basis, which excludes the impact of goodwill amortization.

---------------------------------------------------------------------------------------------------------------------
                                                                 ($ in millions, except per share)
                                               ----------------------------------------------------------------------
                                                                                                % Growth
                                                         Second Quarter                     2002 versus 2001
                                               ----------------------------------   ---------------------------------
                                                                       2001                             Comparable
                                                     2002            Reported          Reported           Basis *
                                               ----------------   ---------------   ---------------   ---------------
Gross Sales                                              $4,182            $3,994           Up 4.7%           Up 4.7%
Net Sales                                                $3,626            $3,452           Up 5.0%           Up 5.0%
Operating Income                                           $897              $808          Up 11.0%          Up 10.6%
Equity Income, Net of Tax                                   $98               $74          Up 33.4%          Up 24.5%
Net Income                                                 $587              $524          Up 12.0%          Up 10.1%
Diluted Earnings per Share                                 $.66              $.58          Up 13.8%          Up 11.9%
---------------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------------
                                                                 ($ in millions, except per share)
                                               ----------------------------------------------------------------------
                                                                                                % Growth
                                                        First Six Months                     2002 versus 2001
                                               ----------------------------------   ---------------------------------
                                                                       2001                             Comparable
                                                     2002            Reported          Reported           Basis *
                                               ----------------   ---------------   ---------------   ---------------
Gross Sales                                              $7,820            $7,531           Up 3.8%           Up 3.8%
Net Sales                                                $6,763            $6,496           Up 4.1%           Up 4.1%
Operating Income                                         $1,602            $1,463           Up 9.5%           Up 9.0%
Equity Income, Net of Tax                                  $195              $128          Up 52.7%          Up 41.9%
Net Income                                               $1,043              $918          Up 13.6%          Up 11.4%
Diluted Earnings per Share                                $1.17             $1.01          Up 15.8%          Up 13.6%
---------------------------------------------------------------------------------------------------------------------

* Excludes goodwill amortization in 2001.

         A discussion of financial highlights for the second quarter and first six months of 2002 follows.

         Anheuser-Busch achieved gross sales of $4.2 billion and $7.8 billion, and net sales of $3.6 billion and $6.8 billion, respectively, in the second quarter and first six months of 2002. These amounts represent gross sales increases over 2001 of 4.7% for the second quarter, and 3.8% for the six months. Net sales increased over 2001 by 5.0% and 4.1%, respectively, for the same periods. The difference between gross and net sales reflects beer excise taxes paid by the company on its products.

         The increases in consolidated gross and net sales are the result of sales increases of over 5% in both the second quarter and first six months for the domestic beer segment (due to higher revenue per barrel and volume) plus higher international beer, partially offset by lower revenue from entertainment operations and from the company's recycling business. Both revenues and cost of sales for the company's recycling business decreased on a year-to-date basis due to a first quarter decline in the market price of aluminum versus the prior year.

         Domestic revenue per barrel grew 3.0% and 3.4% in the second quarter and first six months of 2002, respectively, versus the same periods in 2001. This growth reflects the continued favorable pricing environment and the introduction of Bacardi Silver in the first quarter 2002. Revenue per barrel has now increased by 2% or more for 15 consecutive quarters, including increases of over 2.5% for the last eight quarters. Consistent with the company's practice of implementing annual price increases in two phases, Anheuser-Busch plans to initiate selected pricing actions in the fourth quarter 2002. The scope of the revenue enhancement initiatives, which will again be tailored to specific markets, brands and packages, has not been finalized.

         Domestic beer sales-to-wholesalers volume increased 2.1% for the second quarter of 2002 versus the second quarter 2001, and 1.8% for the first six months of 2002. Wholesaler sales-to-retailers volume for the second quarter plus the first week of July was up 1.8% and increased 2.0% year-to-date. Including the first week of July in sales-to-retailers volume provides a more comparable basis versus 2001 by eliminating distortions from timing differences of 4th of July holiday sales. Wholesaler sales-to-retailers volume for the second quarter 2002 was up 0.8% versus 2001, and up 1.5% for the first six months.

         The company's beer volume for the second quarter and first six months of 2002 is summarized in the following table:

----------------------------------------------------------------------------------------------------------------------
                                      Reported Beer Volume (millions of barrels)
----------------------------------------------------------------------------------------------------------------------
                                                  Second Quarter                      Six Months Ended June 30
                                     ----------------------------------------- ---------------------------------------
                                                           vs. 2001                                  vs. 2001
                                                  ---------------------------               --------------------------
                                        2002         Barrels          %           2002        Barrels          %
                                     -----------  -------------  ------------  -----------  -----------  -------------
Domestic                                    26.7         Up 0.5       Up 2.1%         51.3       Up 0.9        Up 1.8%
International                                2.2         Up 0.2       Up 8.1%          3.9       Up 0.3        Up 7.7%
                                     -----------  -------------  ------------  -----------  -----------  -------------
Worldwide A-B Brands                        28.9         Up 0.7       Up 2.5%         55.2       Up 1.2        Up 2.2%
Int'l Equity Partner Brands                  4.8         Up 0.1       Up 2.6%          9.2       Up 0.6        Up 6.7%
                                     -----------  -------------  ------------  -----------  -----------  -------------
    Total Brands                            33.7         Up 0.8       Up 2.5%         64.4       Up 1.8        Up 2.8%
                                     ===========  =============  ============  ===========  ===========  =============
----------------------------------------------------------------------------------------------------------------------

         Anheuser-Busch had domestic beer sales-to-wholesalers of 26.7 million barrels in the second quarter 2002 and 51.3 million barrels in the first six months. This represents increases of 2.1% for the second quarter and 1.8% for the first six months, compared to 2001. These increases were led by Bud Family sales.

         The company's domestic market share (excluding exports) for the first six months of 2002 was 48.3%, compared to 2001 market share of 48.2%. Domestic market share is determined based on beer industry sales estimates provided by the Beer Institute and the U.S. Department of Commerce.

         Worldwide Anheuser-Busch beer sales volume increased 2.5% and 2.2%, respectively, for the second quarter and first six months of 2002. Worldwide beer volume is comprised of domestic volume and international volume. Domestic volume represents Anheuser-Busch beer produced and shipped within the United States. International volume represents exports from the company's U.S. breweries to markets around the world, plus Anheuser-Busch brands produced overseas by company-owned breweries and under license and contract brewing agreements.

         Total volume, which combines worldwide Anheuser-Busch brand volume with equity volume (representing the company's share of its foreign equity partners' volume) was 33.7 million barrels in the second quarter 2002, up
0.8 million barrels, or 2.5% versus second quarter 2001. Total volume for the first six months increased 2.8%, to 64.4 million barrels.

         International Anheuser-Busch brand beer volume for the second quarter and first six months of 2002 was 2.2 million and 3.9 million barrels, respectively, representing increases of 8.1% and 7.7% versus comparable 2001 periods. The increases are primarily due to volume growth in China and the United Kingdom.

         Cost of products and services was $2.1 billion and $4.0 billion, respectively, for the second quarter and first six months of 2002, reflecting increases of 2.0% and 0.8%, respectively, compared to 2001. The increases in cost of products and services are principally due to increased costs associated with higher beer volume, partially offset by the impact of lower brewing material and energy costs, and lower worldwide aluminum prices, especially in the first quarter. The decrease in revenue and cost of sales for the aluminum recycling business in the first quarter resulted in minimal gross profit impact.

         Gross profit as a percentage of net sales was 41.5% for the second quarter and 40.3% for the first six months of 2002.

         Marketing, distribution and administrative expenses for the second quarter 2002 were $609.6 million, an increase of 8.2% compared with second quarter 2001. For the first six months of 2002, these expenses were $1.1 billion, an increase of 8.0% versus last year. The increases in marketing, distribution and administrative expenses are due primarily to increased domestic marketing costs for the Bud and Michelob families, introductory and on-going marketing support for Bacardi Silver, and increased distribution costs due to the acquisition of a beer wholesalership in Southern California early in the second quarter.

         Operating income increased $85.7 million, or 10.6% in the second quarter 2002, and was up $132.3 million, 9.0% for the first six months, versus comparable periods in 2001. This growth reflects higher revenue per barrel and domestic beer sales volume for both periods, along with improved results for entertainment operations in the second quarter and international beer and packaging segment operations for both the second quarter and first six months. Excluding the impact of the $17.8 million gain on the sale of the SeaWorld Cleveland theme park in the first quarter 2001, consolidated operating income for the first six months increased 10.3% and operating margin increased 140 basis points. This growth better reflects the results of the company's ongoing businesses.

         International beer segment net income increased 25% in the second quarter, and 41% for the first six months of 2002 due to improved operating profits and volume and earnings growth from equity partner Grupo Modelo. Operating profits for international beer, which exclude equity investments in Grupo Modelo and CCU, increased in both the second quarter and first six months primarily due to profit growth in China.

         Equity income increased 24.5% in the second quarter 2002, and was up 41.9% for the first six months, reflecting strong volume and earnings growth by Grupo Modelo, including the benefit of price increases implemented in March. Grupo Modelo equity income for the first six months includes a $17 million one-time deferred income tax benefit due to a gradual reduction in Mexican corporate income tax rates from 35% in 2002 to 32% in 2005. The Mexican government enacted the lower corporate income tax rates in the first quarter of 2002. The Mexican tax rate benefit is largely offset by increased U.S. deferred income taxes, which are included in the company's consolidated income tax provision, resulting in minimal consolidated net income or earnings per share benefit. Excluding the impact of this deferred tax benefit, equity income increased 29.5% for the first six months.

         Packaging segment operating profits were up 49% in the second quarter, and up 35% for the first six months of 2002, primarily due to higher soft drink can prices and volume as well as operating profit contribution from the company's bottle manufacturing operation, which began production in the third quarter of 2001.

         Entertainment segment operating profits were up 4% in the second quarter 2002, principally due to effective cost management. Entertainment profits were up 5% for the first six months compared to last year, excluding the impact of SeaWorld Cleveland.

         Net interest cost (interest expense less interest income) was $90.8 million for the second quarter and $180.3 million for the first six months of 2002. This represents decreases of 0.7% and 1.4%, respectively compared to the corresponding periods in 2001. The decreases in net interest cost in 2002 are due to the impact of lower interest rates partially offset by higher average outstanding debt balances compared to last year.

         Interest capitalized decreased 35.8% and 38.4% for the second quarter and first six months of 2002, respectively, to $4.7 million and $9.0 million. The decreases are due to the timing of project in-service dates and lower average interest rates compared to 2001.

         Other income/expense, net includes equity earnings from the company's limited partnership investments in beer wholesalers and numerous other items of a nonoperating nature that do not materially impact the company's results of operations, either individually or in total. The company had other income of $0.6 million in the second quarter and other expense of $0.3 million for the first six months of 2002.

         Anheuser-Busch's effective tax rate increased to 39.8% in the second quarter 2002 versus 37.5% last year, and increased to 40.7% for the first six months versus 38.5% last year. These increases result from the Grupo Modelo deferred tax impact previously discussed and higher foreign investment dividend related taxes, partially offset by the write-off in 2001 of non-tax-deductible goodwill associated with the sale of the SeaWorld Cleveland theme park.

         Net income increased $53.5 million, or 10.1% during the second quarter 2002, and increased $106.9 million, or 11.4% for the first six months, versus the same periods last year. Diluted earnings per share were $.66 for the second quarter 2002, an increase of 11.9% compared to prior year, and were $1.17 for the first six months, an increase of 13.6% compared to the first half of 2001.

         Earnings per share for the first six months of 2001 include a one-half cent per share benefit from the sale of the SeaWorld Cleveland theme park. Earnings per share continue to benefit from the company's ongoing share repurchase program. The company repurchased approximately 16 million shares in the first six months of 2002.

LIQUIDITY AND FINANCIAL CONDITION
---------------------------------

         Cash and marketable securities at June 30, 2002 were $288.8 million, an increase of $126.2 million from the December 31, 2001 balance. The company principally generates its cash flow through operations. Net issuance of debt provides additional sources of cash as necessary. Principal uses of cash are capital expenditures, business investments, share repurchase and dividends. See the Consolidated Statement of Cash Flows for detailed information.

         The company's net debt balance increased $82.6 million since December 31, 2001, primarily due to an increase in long-term notes outstanding, partially offset by lower commercial paper borrowings and a reduction in the ESOP debt guarantee.

         At June 30, 2002, $373.7 million of outstanding commercial paper borrowings were classified as long-term since they are maintained on a long-term basis with on-going support provided by the company's $2 billion revolving credit agreement.

         On August 1, the company announced its intention to call its $100 million, 7% Notes due 2005 at par. The notes will be called on September 1, 2002.

         Capital expenditures during the first six months of 2002 were $392.6 million, compared to $578.7 million for the first half of 2001. The decline in capital expenditures is essentially due to the timing of spending. Full year 2002 capital expenditures are expected to approximate $850 to $900 million.

DIVIDEND INCREASE
-----------------

         At its July 24, 2002 meeting, the Board of Directors increased the regular quarterly dividend on outstanding shares of the company's common stock to $.195 per share, an increase of 8.3% from the prior rate of $.18 per share. The new dividend rate is payable September 9, 2002, to shareholders of record August 9, 2002.

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

                         PART II - OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits
          --------
      3 - By-Laws of Anheuser-Busch Companies, Inc. (As amended and restated
          April 24, 2002)

     12 - Ratio of Earnings to Fixed Charges

    (b)   Reports on Form 8-K
          -------------------

                  ITEM REPORTED                     DATE OF REPORT
                  -------------                     --------------

ITEM 5.           Other Events.                     June 25, 2002
                  Effects from the
                  Adoption of Goodwill
                  Accounting Standard

                                 SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     ANHEUSER-BUSCH COMPANIES, INC.
                                     (Registrant)


                                     /s/ W. Randolph Baker
                                     ------------------------------------------
                                     W. Randolph Baker
                                     Vice President and Chief Financial Officer
                                     (Chief Financial Officer)
                                     August 9, 2002




                                     /s/ John F. Kelly
                                     ------------------------------------------
                                     John F. Kelly
                                     Vice President and Controller
                                     (Chief Accounting Officer)
                                     August 9, 2002