Form 10-K/A
period 2001-12-31
ANHEUSER BUSCH COMPANIES INC
filed 2002-09-27
CIK 310569

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K/A

                                  (AMENDMENT 2)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                         OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM               TO
                                       -------------    -------------
                         COMMISSION FILE NUMBER 1-7823

                         ANHEUSER-BUSCH COMPANIES, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

           DELAWARE                                         43-1162835
(STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

  ONE BUSCH PLACE, ST. LOUIS, MISSOURI                         63118
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

       $1 PAR VALUE COMMON STOCK 897,119,827 SHARES AS OF MARCH 11, 2002

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Annual Report to Shareholders for
  the Year Ended December 31, 2001...........  PART I, PART II, and PART IV

Portions of Definitive Proxy Statement for
  Annual Meeting of Shareholders on April 24,
  2002.......................................  PART III
========================================================================

This Form 10-K/A is filed pursuant to Rule 15d-21 promulgated under the Securities Exchange Act of 1934, as amended, and is submitted in order to file with the Securities and Exchange Commission the financial statements of three employee benefit plans: the Anheuser-Busch Deferred Income Stock Purchase and Savings Plan, the Anheuser-Busch Deferred Income Stock Purchase and Savings Plan (For Employees Covered by a Collective Bargaining Agreement) and the Anheuser-Busch Deferred Income Stock Purchase and Savings Plan (For Certain Hourly Employees of Anheuser-Busch Companies, Inc. and its Subsidiaries), each for the year ended March 31, 2002. This
Form 10-K/A does not contain any financial statements or financial information of Anheuser-Busch Companies, Inc. Accordingly, the certifications made below concerning the absence of misstatements and omissions in the report and the fair presentation by the financial statements included in the report apply to these three employee benefit plans and not to Anheuser-Busch Companies, Inc.

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, this Form 10-K/A is accompanied by certifications of the Chief Executive Officer and Chief Financial Officer of Anheuser-Busch Companies, Inc. The certifications are attached hereto as exhibits.

Item 14(a)(3) on pages 9 through 11 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2001 is amended by the addition of the following exhibits:

  Exhibit  1.1 -Form of Selling Agent Agreement

  Exhibit  4.5 -Form of Inter Note

  Exhibit 23.2 -Consent of Independent Accountants

  Exhibit 23.3 -Consent of Independent Accountants

  Exhibit 23.4 -Consent of Independent Accountants

  Exhibit 99.2 -Form 11-K, Annual Report of the Anheuser-Busch Deferred Income
                Stock Purchase and Savings Plan for the fiscal year ended March 31, 2002.

  Exhibit 99.3 -Form 11-K, Annual Report of the Anheuser-Busch Deferred Income
                Stock Purchase and Savings Plan (For Employees Covered by a Collective Bargaining Agreement) for the fiscal year ended March 31, 2002.

  Exhibit 99.4 -Form 11-K, Annual Report of the Anheuser-Busch Deferred Income
                Stock Purchase and Savings Plan (For Certain Hourly Employees of Anheuser-Busch Companies, Inc. and its Subsidiaries) for the fiscal year ended March 31, 2002.

  Exhibit 99.5 -Certification of Chief Executive Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  Exhibit 99.6 -Certification of Chief Financial Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14(b). Controls and Procedures. Not Applicable.

                               SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      ANHEUSER-BUSCH COMPANIES, INC.
                                    -----------------------------------
                                               (Registrant)

                                 By     /s/ JOBETH G. BROWN
                                    -----------------------------------
                                            JoBeth G. Brown
                                      Vice President and Secretary

Date: September 27, 2002

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


*   Patrick T. Stokes             Chief Executive Officer and President       September 27, 2002
-------------------------------     and Director (Principal Executive
(Patrick T. Stokes)                 Officer)

*   W. Randolph Baker             Vice President and Chief Financial          September 27, 2002
-------------------------------     Officer (Principal Financial Officer)
(W. Randolph Baker)

*   John F. Kelly                 Vice President and Controller               September 27, 2002
-------------------------------     (Principal Accounting Officer)
(John F. Kelly)

*   August A. Busch III           Chairman of the Board and Director          September 27, 2002
-------------------------------
(August A. Busch III)

*   Bernard A. Edison             Director                                    September 27, 2002
-------------------------------
(Bernard A. Edison)

*   Carlos Fernandez G.           Director                                    September 27, 2002
-------------------------------
(Carlos Fernandez G.)

*   John E. Jacob                 Director                                    September 27, 2002
-------------------------------
(John E. Jacob)

*   James R. Jones                Director                                    September 27, 2002
-------------------------------
(James R. Jones)

*   Charles F. Knight             Director                                    September 27, 2002
-------------------------------
(Charles F. Knight)

*   Vernon R. Loucks, Jr.         Director                                    September 27, 2002
-------------------------------
(Vernon R. Loucks, Jr.)

*   Vilma S. Martinez             Director                                    September 27, 2002
-------------------------------
(Vilma S. Martinez)


*   James B. Orthwein             Director                                    September 27, 2002
-------------------------------
(James B. Orthwein)

*   William Porter Payne          Director                                    September 27, 2002
-------------------------------
(William Porter Payne)

*   Joyce M. Roche                Director                                    September 27, 2002
-------------------------------
(Joyce M. Roche)

                                  Director                                    September 27, 2002
-------------------------------
Henry Hugh Shelton

*   Andrew C. Taylor              Director                                    September 27, 2002
-------------------------------
(Andrew C. Taylor)

*   Douglas A. Warner III         Director                                    September 27, 2002
-------------------------------
(Douglas A. Warner III)

*   Edward E. Whitacre, Jr.       Director                                    September 27, 2002
-------------------------------
(Edward E. Whitacre, Jr.)

*  /s/ JOBETH G. BROWN
-------------------------------   September 27, 2002
JoBeth G. Brown
Attorney in Fact

I, Patrick T. Stokes, certify that:

1. I have reviewed this annual report on Form 10-K of Anheuser-Busch Companies, Inc;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   Date: September 27, 2002               /s/ Patrick T. Stokes
                                         ------------------------
                                         Chief Executive Officer
                                         and President

I, W. Randolph Baker, certify that:

1. I have reviewed this annual report on Form 10-K of Anheuser-Busch Companies, Inc;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

   Date: September 27, 2002               /s/ W. Randolph Baker
                                         ------------------------
                                         Vice President and
                                         Chief Financial Officer

                              EXHIBIT INDEX

Exhibit  1.1 -Form of Selling Agent Agreement

Exhibit  4.5 -Form of Inter Note

Exhibit 23.2 -Consent of Independent Accountants

Exhibit 23.3 -Consent of Independent Accountants

Exhibit 23.4 -Consent of Independent Accountants

Exhibit 99.2 -Form 11-K, Annual Report of the Anheuser-Busch
              Deferred Income Stock Purchase and Savings Plan for the fiscal year ended March 31, 2002.

Exhibit 99.3 -Form 11-K, Annual Report of the Anheuser-Busch
              Deferred Income Stock Purchase and Savings Plan (For Employees Covered by a Collective Bargaining Agreement) for the fiscal year ended March 31, 2002.

Exhibit 99.4 -Form 11-K, Annual Report of the Anheuser-Busch
              Deferred Income Stock Purchase and Savings Plan (For Certain Hourly Employees of Anheuser-Busch Companies, Inc. and its Subsidiaries) for the fiscal year ended March 31, 2002.

Exhibit 99.5 -Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.6 -Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.