Form 10-Q
period 2002-09-30
ANHEUSER BUSCH COMPANIES INC
filed 2002-11-08
CIK 310569

                     SECURITIES AND EXCHANGE COMMISSION


                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d)
                   of the Securities Exchange Act of 1934


                    For Quarter Ended September 30, 2002


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

         $1 Par Value Common Stock - 855,904,591 shares as of
         September 30, 2002

         CONSOLIDATED BALANCE SHEET
         Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)

                                                    Sept. 30,      Dec. 31,
                                                   ------------------------
         (In millions)                                2002           2001
         ------------------------------------------------------------------
         Assets
         Current Assets:
           Cash................................... $   105.6      $   162.6
           Accounts and notes receivable..........     835.4          620.9
           Inventories:
             Raw materials and supplies...........     247.7          352.4
             Work in progress.....................      80.0           79.8
             Finished goods.......................     191.7          159.6
               Total inventories..................     519.4          591.8
           Other current assets...................     194.9          175.1
                                                   ------------------------
               Total current assets...............   1,655.9        1,550.4

         Investments in affiliated companies......   2,830.3        2,855.0
         Other assets.............................   1,164.9        1,149.5
         Plant and equipment, net.................   8,352.1        8,390.0
                                                   ------------------------
             Total Assets......................... $14,002.6      $13,944.9
                                                   ========================
         Liabilities and Shareholders Equity
         Current Liabilities:
           Accounts payable....................... $   968.6      $   945.0
           Accrued salaries, wages and benefits...     258.5          255.8
           Accrued taxes..........................     310.9          161.1
           Other current liabilities..............     409.3          374.6
                                                   ------------------------
             Total current liabilities............   1,947.3        1,736.5
                                                   ------------------------
         Postretirement benefits..................     479.5          482.9
                                                   ------------------------
         Debt.....................................   6,040.5        5,983.9
                                                   ------------------------
         Deferred income taxes....................   1,437.1        1,367.2
                                                   ------------------------
         Other long-term liabilities..............     317.5          312.9
                                                   ------------------------
         Shareholder Equity:
           Common stock, $1.00 par value,
             1.6 billion shares authorized........   1,451.9        1,445.2
           Capital in excess of par value.........     989.6          810.2
           Retained earnings......................  12,439.9       11,258.2
           Treasury stock, at cost................ (10,468.8)      (8,981.6)
           Accumulated other comprehensive loss...    (541.6)        (338.3)
           ESOP debt guarantee....................     (90.3)        (132.2)
                                                   ------------------------
             Total Shareholders Equity............   3,780.7        4,061.5
                                                   ------------------------
         Commitments and contingencies............     --              --
                                                   ------------------------
           Total Liabilities and Shareholders
             Equity............................... $14,002.6      $13,944.9
                                                   ========================
See accompanying Notes to Consolidated Financial Statements on pages 5 through 15.

CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS

Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)

                                               Third Quarter Ended       Nine Months Ended
                                                  September 30,            September 30,
                                              ---------------------    ---------------------
(In millions, except per share data)              2002       2001        2002        2001
--------------------------------------------------------------------------------------------
Gross Sales...............................    $ 4,272.6   $ 4,075.9    $12,092.4   $11,607.0
  Excise Taxes............................       (566.4)     (553.7)    (1,623.5)   (1,588.6)
                                              ---------------------    ---------------------
Net Sales.................................      3,706.2     3,522.2     10,468.9    10,018.4
  Cost of Sales...........................     (2,105.2)   (2,060.2)    (6,139.6)   (6,067.7)
  Marketing, Distribution and
    Administrative Expenses...............       (630.7)     (586.1)    (1,757.3)   (1,629.7)
  Gain on Sale of Business................         ---         ---         ---          17.8
                                              ---------------------    ---------------------
Operating Income..........................        970.3       875.9      2,572.0     2,338.8
  Interest Expense........................        (92.7)      (87.0)      (273.6)     (270.3)
  Interest Capitalized....................          3.9         6.2         12.9        20.8
  Interest Income.........................          0.3         0.5          0.9         1.0
  Other Expense, Net......................         (0.2)       (1.6)        (0.5)       (5.8)
                                              ---------------------     --------------------
Income Before Income Taxes................        881.6       794.0      2,311.7     2,084.5
  Provision for Income Taxes..............       (341.5)     (307.8)      (924.2)     (808.1)
Equity Income.............................         81.9        72.4        277.1       200.3
                                              ---------------------     --------------------
  Net Income..............................        622.0       558.6      1,664.6     1,476.7
Retained Earnings, Beginning of Period....     11,985.3    10,787.1     11,258.2    10,164.4
  Common Stock Dividends (Per Share:
  3rd Quarter, 2002 - $.195, 2001 - $.18;
  Nine Months, 2002 - $.555; 2001 - $.51).       (167.4)     (159.9)      (482.9)     (455.3)
                                              ---------------------    ---------------------
Retained Earnings, End of Period..........    $12,439.9   $11,185.8    $12,439.9   $11,185.8
                                              =====================    =====================
Basic Earnings Per Share..................    $     .72   $     .63    $    1.91   $    1.65
                                              =====================    =====================
Diluted Earnings Per Share................    $     .71   $     .62    $    1.88   $    1.63
                                              =====================    =====================

See accompanying Notes to Consolidated Financial Statements on pages 5 through 15.

CONSOLIDATED STATEMENT OF CASH FLOWS

Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)


                                                    Nine Months Ended
                                                      September 30,
                                                   --------------------
(In millions)                                        2002        2001
-----------------------------------------------------------------------
    Cash flow from operating activities:
      Net Income.................................  $1,664.6    $1,476.7
      Adjustments to reconcile net income to cash
        provided by operating activities:
          Depreciation and amortization..........     629.9       616.2
          Deferred income taxes..................      69.9        23.4
          Gain on sale of business...............       --        (17.8)
          Undistributed earnings of affiliated
            companies............................    (230.3)     (173.4)
          Other, net.............................     118.2        (0.9)
                                                   ---------------------
      Operating cash flow before change in
        working capital..........................   2,252.3     1,924.2
          Decrease in working capital............      63.0       143.6
                                                   ---------------------
      Cash provided by operating activities......   2,315.3     2,067.8
                                                   ---------------------
    Cash flow from investing activities:
      Capital expenditures.......................    (597.3)     (795.1)
      New business acquisitions..................     (12.7)     (370.4)
      Proceeds from sale of business.............      --         110.0
                                                   ---------------------
      Cash used for investing activities.........    (610.0)   (1,055.5)
                                                   ---------------------
    Cash flow from financing activities:
      Increase in long-term debt.................     554.9       758.9
      Decrease in long-term debt.................    (467.9)     (475.7)
      Dividends paid to shareholders.............    (482.9)     (455.3)
      Acquisition of treasury stock..............  (1,487.2)     (899.3)
      Shares issued under stock plans............     120.8        41.0
                                                   ---------------------
      Cash used for financing activities.........  (1,762.3)   (1,030.4)
                                                   ---------------------
    Net decrease in cash during the period.......     (57.0)      (18.1)
    Cash, beginning of period....................     162.6       159.9
                                                   ---------------------
    Cash, end of period..........................  $  105.6    $  141.8
                                                   =====================

See accompanying Notes to Consolidated Financial Statements on pages 5 through 15.

ANHEUSER-BUSCH COMPANIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   Unaudited Financial Statements
     ------------------------------

     The unaudited financial statements have been prepared in accordance with generally accepted accounting principles and applicable SEC guidelines pertaining to quarterly financial information, and include all adjustments necessary for a fair presentation. These statements should be read in combination with the Consolidated Financial Statements and Notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.


2.   Earnings Per Share
     ------------------

     Earnings per share are calculated by dividing net income by weighted-average common shares outstanding for the period. The difference between basic and diluted weighted-average common shares is due to the dilutive impact of unexercised in-the-money stock options. There were no adjustments to net income for any period shown for purposes of calculating earnings per share. Weighted-average common shares outstanding for the third quarter and nine months ended September 30, are shown below (millions of shares):

                                                          Third Quarter                   Nine Months
                                                  ----------------------------    ----------------------------

                                                       2002           2001            2002            2001
                                                  -------------    -----------    ------------    ------------
        Basic weighted average shares
          outstanding                                    860.4          888.0           870.4           893.0
                                                  =============    ===========    ============    ============


        Diluted weighted average shares
          outstanding                                    872.6          899.0           883.4           904.4
                                                  =============    ===========    ============    ============

3.   Comprehensive Income / (Loss)
     -----------------------------

     Comprehensive income for the third quarter and nine months ended September 30, follows (in millions):

                                                     Third Quarter                    Nine Months
                                             -----------------------------    -----------------------------

                                                 2002             2001            2002             2001
                                             ------------     ------------    ------------     ------------
        Net income                                $622.0           $558.6        $1,664.6         $1,476.7

        Foreign currency translation
          adjustment                               (79.9)          (130.5)         (228.6)           (37.8)


        Deferred hedging gains / (losses)           (6.6)           (23.1)           25.3            (45.6)
                                             ------------     ------------    ------------     ------------

           Comprehensive income                   $535.5           $405.0        $1,461.3         $1,393.3
                                             ============     ============    ============     ============

-------------------------------------------------------------------------------

     The components of accumulated other comprehensive loss as of September
      30, 2002 and December 31, 2001 follow (in millions):


                                                                    Sept. 30, 2002           Dec. 31, 2001
                                                                  -------------------   ----------------------
        Foreign currency translation adjustment                             $(396.4)                 $(167.8)

        Minimum pension obligation                                           (131.6)                  (131.6)

        Deferred hedging losses                                               (13.6)                   (38.9)
                                                                  -------------------   ----------------------

           Total accumulated other
             comprehensive loss                                             $(541.6)                 $(338.3)
                                                                  ===================   ======================

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

     In the first quarter of 2002 the company completed the FAS 142 required transitional impairment testing of goodwill and indefinite-lived product distribution rights and found no impairment. The company continues to amortize intangible assets with finite lives.

Following is a reconciliation of the change in goodwill by segment, between December 31, 2001 and September 30, 2002:

                                      ------------------------------------------------------------------------
                                       Domestic       Int'l
                                         Beer          Beer       Packaging      Entertainment      Consol.
--------------------------------------------------------------------------------------------------------------
Goodwill Balance at
December 31, 2001                          $158.6        788.1            21.9             288.3     $1,256.9

Recharacterization of items out of
goodwill into separate asset
categories (A)                            $(139.6)       (19.3)             --                --      $(158.9)


Miscellaneous items now being
reported as goodwill (B)                       --         $7.5              --                --         $7.5

Foreign Currency Translation
Adjustment                                     --       $(54.8)             --                --       $(54.8)
                                      ------------------------------------------------------------------------

Goodwill Balance at
September 30, 2002                          $19.0        721.5            21.9             288.3     $1,050.7
-------------------------------------=========================================================================

           (A) Domestic beer consists of indefinite lived product distribution rights relating to exclusive beer distribution territories, which are no longer being amortized. International beer consists of finite lived distribution rights, which continue to be amortized due to having a contractually limited life. Since January 1, 2002, product distribution rights have been reported in a discrete asset category on the consolidated balance sheet.

           (B) Reported as goodwill due to not meeting the qualifications under FAS 142 for separate intangible asset categorization.

     The following shows the pro forma impact on 2001 reported net income and earnings per share (EPS) as if goodwill amortization had ceased on January 1, 2001 (in millions, except per share):

                                                                           2001
                                                       ----------------------------------------------
                                                              Third                    Nine
                                                             Quarter                  Months
                                                       --------------------    ----------------------
        Reported Net Income                                         $558.6                  $1,476.7

        Add Back Goodwill Amortization                                 9.2                      26.8
                                                       --------------------    ----------------------

        Pro Forma Net Income                                        $567.8                  $1,503.5
                                                       ====================    ======================


        Reported Basic EPS                                            $.63                     $1.65

        Add Back Goodwill Amortization                                 .01                       .03
                                                       --------------------    ----------------------

        Pro Forma Basic EPS                                           $.64                     $1.68
                                                       ====================    ======================


        Reported Diluted EPS                                          $.62                     $1.63

        Add Back Goodwill Amortization                                 .01                       .03
                                                       --------------------    ----------------------

        Pro Forma Diluted EPS                                         $.63                     $1.66
                                                       ====================    ======================

7.   Stock Based Compensation
     ------------------------

     The company accounts for employee stock options in accordance with APB 25, "Accounting for Stock Issued to Employees." Under APB 25, the company recognizes no compensation expense related to employee stock options, since options are always granted at a price equal to the market price on the day of grant.

     Because no compensation expense is recognized under APB 25, the company makes pro forma disclosures of net income and diluted earnings per share as if compensation expense had been recognized based on the fair value of the stock options on the grant date.

     To determine the pro forma impact, the fair value of stock options is estimated on the date of grant using the Black-Scholes option-pricing model and is then hypothetically amortized to compensation expense over the three-year vesting period. The pro forma impact for the third quarter and nine months ended September 30, follows (in millions, except per share):

                                                           Third Quarter                  Nine Months
                                                     -------------------------    ---------------------------
                                                        2002         2001             2002          2001
                                                     -------------------------    ---------------------------
Reported Net Income                                       $622.0       $558.6          $1,664.6     $1,476.7

Pro Forma Impact of Expensing
  Stock Options                                            (23.1)       (17.0)            (69.3)       (50.9)
                                                     -------------------------    ---------------------------

Pro Forma Net Income                                      $598.9       $541.6          $1,595.3     $1,425.8
                                                     =========================    ===========================

Reported Diluted Earnings Per Share                         $.71         $.62             $1.88        $1.63

Pro Forma Impact of Expensing
  Stock Options                                             (.03)        (.02)             (.08)        (.06)
                                                     -------------------------    ---------------------------

Pro Forma Diluted Earnings Per Share                        $.68         $.60             $1.80        $1.57
                                                     =========================    ===========================

     For FAS 123 disclosure purposes, the weighted-average fair value of stock options granted is required to be based on a theoretical option-pricing model. In actuality, because the company's employee stock options are not traded on an exchange, employees can receive no value nor derive any benefit from holding stock options under these plans without an increase in the market price of Anheuser-Busch stock. Such an increase in stock price benefits all stockholders commensurately.

8.   Derivatives
     -----------

     Derivatives are included on the balance sheet at fair value, with changes in fair value recorded either in earnings or equity depending on the nature of the underlying hedged exposure, and how effective the derivative is at offsetting price movements in the underlying exposure. All the company's derivative positions qualify for hedge accounting under FAS 133, "Accounting for Derivative Instruments and Hedging Activity."

     Gains and losses due to commodity hedge ineffectiveness are recognized as a component of cost of sales in the income statement. The company recognized losses due to hedge ineffectiveness totaling $0.1 million for both the third quarter and nine months of 2002, compared to losses of $0.4 million and $0.8 million, respectively, for similar 2001 periods.

     Gains and losses appropriately deferred in equity will be recognized in cost of sales when the underlying transactions occur --- generally over the next 12 to 18 months. When recognized, these gains and losses will essentially offset price changes in the underlying transaction compared to the original hedged amount. For the third quarter and nine months of both 2002 and 2001, the company incurred no derivative transaction gains or losses due to underlying hedged transactions not occurring as anticipated.

9.   Acquisition Of CCU
     ------------------

     During the first quarter 2001, the company purchased a 20% equity interest in Compania Cervecerias Unidas S.A. (CCU), the largest brewer in Chile, for $321 million. The company has proportional Board of Directors representation and the ability to exercise significant influence. As such, the company accounts for the CCU investment using the equity method. As a result of the investment in CCU, Anheuser-Busch now owns a 28.6% direct and indirect interest in CCU's subsidiary, CCU-Argentina, and also applies the equity method of accounting for that investment.

10.  Sale of Business
     ----------------

     In the first quarter 2001, the company sold its SeaWorld Cleveland theme park to Six Flags, Inc. for $110 million, and recognized a $17.8 million pretax gain ($.005 per share, after-tax) which is shown as a separate line item in the income statement. The company did not sell or grant license to the SeaWorld name.

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

     The company and certain of its subsidiaries are involved in additional claims and legal proceedings in which monetary damages and other relief is sought. The company is vigorously contesting these claims, however resolution is not expected to occur quickly and their ultimate outcome cannot presently be predicted. It is the opinion of management that the ultimate resolution of these claims, legal proceedings and other contingencies, either individually or in the aggregate, will not materially affect the company's financial position, results of operations, or liquidity.

12.  Tsingtao Alliance
     -----------------

     On October 21, 2002, the company announced the formation of a strategic alliance with Tsingtao Brewery Company, Ltd, the largest brewer in China, and producer of the Tsingtao brand. Anheuser-Busch currently owns a 4.5% equity interest in Tsingtao and under the agreement will invest $182 million and ultimately increase its ownership interest to 27% of Tsingtao's H series common shares. Initially, the company will continue to account for its investment on the cost basis. The additional investment is expected to occur in the first quarter of 2003.

13.  Business Segments Information
     -----------------------------

     Comparative business segment information for the third quarter ended September 30, (in millions):

                         -----------------------------------------------------------------------------------------
                           Domestic      Int'l                                           Corporate &
                             Beer        Beer          Packaging    Entertain.   Other      Elims.       Consol.
------------------------------------------------------------------------------------------------------------------
2002

Gross Sales                $3,361.5      183.5           541.6        325.9      25.3        (165.2)     $4,272.6

Net Sales:

- Intersegment                  ---        ---          $237.4          ---       3.6        (241.0)         $---

- External                 $2,825.6      153.0           304.2        325.9      21.7          75.8      $3,706.2

Income Before
  Income Taxes               $850.7       25.1            42.4        113.2       1.5        (151.3)       $881.6

Equity Income,
  Net of Tax                    ---      $81.9             ---          ---       ---           ---         $81.9

Net Income                   $527.5       97.5            26.3         70.2       1.0        (100.5)       $622.0
------------------------------------------------------------------------------------------------------------------


                         -----------------------------------------------------------------------------------------
                           Domestic      Int'l                                           Corporate &
                             Beer        Beer          Packaging    Entertain.   Other      Elims.       Consol.
------------------------------------------------------------------------------------------------------------------
2001 COMPARABLE BASIS *

Gross Sales                $3,190.2      177.4           521.2        320.8      23.4        (157.1)     $4,075.9

Net Sales:

- Intersegment                  ---        ---          $224.2          ---       3.7        (227.9)         $---

- External                 $2,668.7      145.2           297.0        320.8      19.7          70.8      $3,522.2

Income Before
  Income Taxes               $777.5       23.0            30.7        104.1       0.8        (138.1)       $798.0

Equity Income,
  Net of Tax                    ---      $77.6             ---          ---       ---           ---         $77.6

Net Income                   $480.7       91.7            19.0         64.3       0.5         (88.4)       $567.8
------------------------------------------------------------------------------------------------------------------

* EXCLUDES GOODWILL AMORTIZATION.


                         -----------------------------------------------------------------------------------------
                           Domestic      Int'l                                           Corporate &
                             Beer        Beer          Packaging    Entertain.   Other      Elims.       Consol.
------------------------------------------------------------------------------------------------------------------
2001 AS REPORTED

Gross Sales                $3,190.2      177.4           521.2        320.8      23.4        (157.1)     $4,075.9

Net Sales:

- Intersegment                  ---        ---          $224.2          ---       3.7        (227.9)         $---

- External                 $2,668.7      145.2           297.0        320.8      19.7          70.8      $3,522.2

Income Before
  Income Taxes               $776.3       22.7            30.5        101.5       0.8        (137.8)       $794.0

Equity Income,
  Net of Tax                    ---      $72.4             ---          ---       ---           ---         $72.4

Net Income                   $479.9       86.4            18.9         62.7       0.5         (89.8)       $558.6
------------------------------------------------------------------------------------------------------------------
Note: 2001 segment results have been updated to present beer sales to U.S. military installations and certain operating expenses in the Domestic Beer segment. These activities were previously presented within International
Beer and Corporate.

Comparative business segment information for the nine months ended September 30, ($ in millions):

                         -----------------------------------------------------------------------------------------
                           Domestic      Int'l                                           Corporate &
                             Beer        Beer          Packaging    Entertain.   Other      Elims.       Consol.
------------------------------------------------------------------------------------------------------------------
2002

Gross Sales                $9,668.4      527.2         1,587.9        716.7      75.0        (482.8)    $12,092.4

Net Sales:

- Intersegment                  ---        ---          $682.5          ---      16.8        (699.3)         $---

- External                 $8,132.9      439.2           905.4        716.7      58.2         216.5     $10,468.9

Income Before
 Income Taxes              $2,402.5       70.3           121.0        169.6       4.8        (456.5)     $2,311.7

Equity Income,
 Net of Tax                     ---     $277.1             ---          ---       ---           ---        $277.1

Net Income                 $1,489.6      320.7            75.0        105.2       3.0        (328.9)     $1,664.6
------------------------------------------------------------------------------------------------------------------

                         -----------------------------------------------------------------------------------------
                           Domestic      Int'l                                           Corporate &
                             Beer        Beer          Packaging    Entertain.   Other      Elims.       Consol.
------------------------------------------------------------------------------------------------------------------
2001 COMPARABLE BASIS *

Gross Sales                $9,220.8      494.0         1,550.8        717.4      78.6        (454.6)    $11,607.0

Net Sales:

- Intersegment                  ---        ---          $641.1          ---      18.6        (659.7)         $---

- External                 $7,716.2      410.0           909.7        717.4      60.0         205.1     $10,018.4

Income Before
 Income Taxes              $2,196.6       55.8            89.0        172.5       4.7        (422.2)     $2,096.4

Equity Income,
 Net of Tax                     ---     $215.2             ---          ---       ---           ---        $215.2

Net Income                 $1,358.2      249.6            55.1        101.2       2.9        (263.5)     $1,503.5
------------------------------------------------------------------------------------------------------------------

* EXCLUDES GOODWILL AMORTIZATION.

                         -----------------------------------------------------------------------------------------
                           Domestic      Int'l                                           Corporate &
                             Beer        Beer          Packaging    Entertain.   Other      Elims.       Consol.
------------------------------------------------------------------------------------------------------------------
2001 AS REPORTED

Gross Sales                $9,220.8      494.0         1,550.8        717.4      78.6        (454.6)    $11,607.0

Net Sales:

- Intersegment                  ---        ---          $641.1          ---      18.6        (659.7)         $---

- External                 $7,716.2      410.0           909.7        717.4      60.0         205.1     $10,018.4

Income Before
 Income Taxes              $2,193.3       54.9            88.4        164.7       4.7        (421.5)     $2,084.5

Equity Income,
 Net of Tax                     ---     $200.3             ---          ---       ---           ---        $200.3

Net Income                 $1,356.1      234.2            54.7         96.3       2.9        (267.5)     $1,476.7
------------------------------------------------------------------------------------------------------------------
Note: 2001 segment results have been updated to present beer sales to U.S military installations and certain operating expenses in the Domestic Beer segment. These activities were previously presented within International
Beer and Corporate.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND
          FINANCIAL CONDITION FOR THE THIRD QUARTER AND NINE MONTHS OF 2002


INTRODUCTION
------------

         This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of Anheuser-Busch Companies, Inc. for the third quarter and nine months ended September 30, 2002, compared to the third quarter and nine months ended September 30, 2001, and the year ended December 31, 2001. This discussion should be read in combination with the Consolidated Financial Statements and Notes included in the company's Annual Report to Shareholders for the year ended December 31, 2001.

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

THIRD QUARTER AND NINE MONTHS OF 2002 FINANCIAL RESULTS
-------------------------------------------------------

         Led by strong growth in all its business segments, Anheuser-Busch achieved record sales and earnings for the third quarter and nine months of 2002. Net sales increased 5.2% and 4.5%, respectively, for the periods. Diluted earnings per share for the third quarter and nine months increased 12.7% and 13.3%, respectively, versus the same 2001 periods. These results are calculated on a comparable basis, excluding goodwill amortization from all periods.

         Anheuser-Busch's third quarter performance continues to demonstrate its ability to deliver dependable, consistent results and represents the company's sixteenth consecutive quarter of solid double-digit earnings per share growth. Domestic beer industry fundamentals for pricing and volume growth continue to be very strong and, combined with the current favorable cost environment, have significantly enhanced profit margins and return on capital.

         Gross profit margin improved 160 basis points for the third quarter, and increased 190 basis points for the nine months of 2002, while operating profit margin increased 120 basis points in both periods. Additionally, return on capital employed increased 130 basis points during the last twelve months versus the similar prior period, and has increased a total of 330 basis points over the past three years.

         Domestic beer profits increased 9.4% in both the third quarter and nine months, led primarily by increased revenue per barrel and volume. Net income for the international beer segment increased 6.3% in the third quarter, and was up 28.5% for the nine months of 2002, led by the performance of the company's equity partner,

Grupo Modelo, Mexico's largest brewer and brewer of the Corona brand. Volume and profit on the sale of Anheuser-Busch brands overseas also increased significantly.

         The company anticipates continued strong double-digit earnings per share performance in the fourth quarter of 2002, with full year earnings per share growth of 14%. In addition, Anheuser-Busch remains confident in its ability to continue to capitalize on favorable domestic beer industry fundamentals for pricing and volume. As a result, the company has set a 12% earnings per share growth objective for 2003.

RESULTS OF OPERATIONS
---------------------

        Effective in the first quarter 2002, the company ceased amortizing goodwill in accordance with FAS No. 142, "Goodwill and Other Intangible Assets." The impact of goodwill amortization on third quarter 2001 net income and diluted earnings per share was $9.2 million and $.01, respectively. The impact of goodwill amortization on net income and diluted earnings per share for the nine months of 2001 was $26.8 million and $.03, respectively. Had goodwill amortization ceased on January 1, 2001, net income for the third quarter and nine months of 2001 would have been $567.8 million and $1.5 billion, respectively, while diluted earnings per share for the same periods would have been $.63 and $1.66.

       Key operating results for the third quarter and nine months of 2002 versus similar 2001 periods are summarized in the following tables. All discussions of quarterly and year-to-date operating results are based on 2001 results reported on a comparable basis, which excludes the impact of goodwill amortization.

----------------------------------------------------------------------------------------------------------------------
                                                                       ($ in millions, except per share)
                                                       ---------------------------------------------------------------
                                                                                                    % Growth
                                                              Third Quarter                     2002 versus 2001
                                                       ----------------------------       ----------------------------
                                                                            2001                           Comparable
                                                          2002            Reported         Reported          Basis *
                                                       ---------         ----------       ----------      ------------
Gross Sales                                              $4,273            $4,076           Up 4.8%           Up 4.8%
Net Sales                                                $3,706            $3,522           Up 5.2%           Up 5.2%
Operating Income                                           $970              $876          Up 10.8%          Up 10.4%
Income Before Income Taxes                                 $882              $794          Up 11.0%          Up 10.5%
Equity Income, Net of Tax                                   $82               $72          Up 13.1%           Up 5.5%
Net Income                                                 $622              $559          Up 11.3%           Up 9.5%
Diluted Earnings per Share                                 $.71              $.62          Up 14.5%          Up 12.7%
----------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
                                                                       ($ in millions, except per share)
                                                       ---------------------------------------------------------------
                                                                                                   % Growth
                                                               Nine Months                      2002 versus 2001
                                                       ----------------------------       ----------------------------
                                                                            2001                           Comparable
                                                          2002            Reported         Reported          Basis *
                                                       ---------         ----------       ----------      ------------
Gross Sales                                             $12,092           $11,607           Up 4.2%           Up 4.2%
Net Sales                                               $10,469           $10,018           Up 4.5%           Up 4.5%
Operating Income                                         $2,572            $2,339          Up 10.0%           Up 9.5%
Income Before Income Taxes                               $2,312            $2,085          Up 10.9%          Up 10.3%
Equity Income, Net of Tax                                  $277              $200          Up 38.3%          Up 28.8%
Net Income                                               $1,665            $1,477          Up 12.7%          Up 10.7%
Diluted Earnings per Share                                $1.88             $1.63          Up 15.3%          Up 13.3%
---------------------------------------------------------------------------------------------------------------------

* Excludes goodwill amortization in 2001.

         A discussion of financial highlights for the third quarter and nine months of 2002 follows.

         Anheuser-Busch achieved gross sales of $4.3 billion and $12.1 billion, and net sales of $3.7 billion and $10.5 billion, respectively, in the third quarter and nine months of 2002. These amounts represent gross sales increases over 2001 of $197 million, or 4.8% for the third quarter, and $485 million, or 4.2% for the nine months. Net sales increased over 2001 by $184 million, or 5.2% and $451 million, or 4.5%, respectively, for the same periods. The difference between gross and net sales reflects beer excise taxes paid by the company on its products.

         The increases in consolidated gross and net sales are primarily the result of net sales increases for the domestic beer segment of 5.9% in the third quarter and 5.4% for the nine months. Domestic beer segment sales increases were driven by higher revenue per barrel and higher volume. Revenue per barrel generated $84 million and $257 million in higher sales respectively, and higher volume contributed $71 million and $161 million to the increases, respectively. For the third quarter, the international beer, packaging and entertainment segments all registered sales increases. Year-to-date, sales increases by domestic and international beer were partially offset by lower revenue from the company's commodity recycling business, while entertainment segment sales were essentially flat. Both revenues and cost of sales for the company's recycling business decreased on a year-to-date basis due to a first quarter decline in the market price of aluminum versus the prior year. These decreases had only a minor impact on gross profit.

         Domestic revenue per barrel grew 3.0% in the third quarter and 3.3% for the nine months of 2002 versus the same periods in 2001. This growth reflects the continued favorable pricing environment and the introduction of Bacardi Silver in the first quarter 2002. Revenue per barrel has now increased by 2% or more for sixteen consecutive quarters, including increases of over 2.5% for the last nine quarters. Favorable mix, primarily due to the introduction of Bacardi Silver, has aided revenue per barrel growth by 50 basis points in the third quarter and 70 basis points year-to-date.

         Revenue per barrel reflects the net average sales price the company obtains from wholesaler customers for its products. The higher the net revenue per barrel, the greater the company's gross profit dollars and gross profit margin, with revenue increases having nearly twice the impact on profits as increases in beer volume. Anheuser-Busch strives to obtain revenue per barrel increases that approximate, or are slightly less than increases in the U.S. Consumer Price Index over time.

         The company's reported domestic sales volume is based on beer sales-to-wholesalers volume. Higher beer sales-to-wholesalers volume increases gross profit dollars and gross profit margin. Anheuser-Busch reported domestic beer sales-to-wholesalers of 27.3 million barrels in the third quarter 2002 and 78.6 million barrels for the nine months. This represents increases of 2.6% for the third quarter, and 2.1% for the nine months compared to 2001. These increases were led by Bud Family sales as well as the 2002 introduction of Bacardi Silver. On September 30, 2002, the company rolled-out on a nation-wide basis its new super-premium, low-carbohydrate light beer, Michelob Ultra.

         Wholesaler sales-to-retailers volume for the third quarter was up 3.3% on a selling day adjusted basis. Excluding the first week of July, which provides a more comparable basis versus 2001 by eliminating distortions from timing differences of 4th of July holiday sales, wholesaler sales-to-retailers in the third quarter were up 2.4%. For the nine months of 2002, sales-to-retailers were up 2.2% versus 2001. Beer sales-to-retailers is a leading indicator of demand for the company's products at the consumer level. Higher sales-to-retailers require increased beer shipments to meet on-going demand which drives increases in revenues and profits.

         The company's beer volume for the third quarter and nine months of 2002 is summarized in the following table:

-----------------------------------------------------------------------------------------------------------------------
                                      Reported Beer Volume (millions of barrels)
-----------------------------------------------------------------------------------------------------------------------
                                                     Third Quarter                    Nine Months Ended September 30
                                          ------------------------------------    -------------------------------------
                                                              vs. 2001                                 vs. 2001
                                                       -----------------------                  -----------------------
                                            2002         Barrels         %           2002         Barrels         %
                                          -------      ----------    ---------    --------      ----------    ---------
Domestic                                    27.3          Up 0.7      Up 2.6%        78.6         Up 1.6       Up 2.1%
International                                2.1         Up 0.04      Up 2.1%         6.0         Up 0.3       Up 5.7%
                                          -------      ----------    ---------    --------      ----------    ---------
    Worldwide A-B Brands                    29.4         Up 0.74      Up 2.6%        84.6         Up 1.9       Up 2.3%
Int'l Equity Partner Brands                  4.6          Up 0.1      Up 1.2%        13.8         Up 0.6       Up 4.8%
                                          -------      ----------    ---------    --------      ----------    ---------
    Total Brands                            34.0          Up 0.8      Up 2.4%        98.4         Up 2.5       Up 2.6%
                                          =======      ==========    =========    ========      ==========    =========
-----------------------------------------------------------------------------------------------------------------------

         Consistent with its practice of implementing annual price increases in two phases, the company initiated the first stage of pricing actions for 2003 at the beginning of October. Selected price increases and discount reductions have been put into effect in markets representing almost 45% of the company's domestic volume. As in the past, these pricing initiatives are tailored to specific markets, brands and packages. Although in the early stages, preliminary results are once again encouraging. The second stage of pricing actions is expected to occur in the first quarter of 2003.

         The company's domestic market share (excluding exports) for the nine months of 2002 was 48.9%, an increase of 0.3 percentage points compared to 2001 market share of 48.6%. Domestic market share is determined based on estimated beer industry sales using information provided by the Beer Institute and the U.S. Department of Commerce.

         Worldwide Anheuser-Busch beer sales volume increased 2.6% and 2.3%, respectively, for the third quarter and nine months of 2002, to 29.4 million barrels and 84.6 million barrels. Worldwide beer volume is comprised of domestic volume and international volume. Domestic volume represents Anheuser-Busch beer produced and shipped within the United States.

         International volume represents exports from the company's U.S. breweries to markets around the world, plus Anheuser-Busch brands produced overseas by company-owned breweries and under license and contract brewing agreements.

         Total volume, which combines worldwide Anheuser-Busch brand volume with equity volume (representing the company's share of its foreign equity partners' volume), was 34.0 million barrels in the third quarter 2002, up 800,000 barrels, or 2.4% versus third quarter 2001. Total volume for the nine months of 2002 increased 2.6%, to 98.4 million barrels.

         International Anheuser-Busch brand beer volume for the third quarter and nine months of 2002 was 2.1 million and 6.0 million barrels, respectively, representing increases of 2.1% and 5.7% versus comparable 2001 periods. Year-to-date, Anheuser-Busch has experienced good volume growth in Canada, China and the United Kingdom --- the company's three largest markets outside the U.S.

         Cost of sales was $2.1 billion and $6.1 billion, respectively, for the third quarter and nine months of 2002, reflecting increases of $47.8 million, or 2.3%, and $80.6 million, or 1.3%, respectively, compared to 2001. The increases in cost of sales are principally due to increased costs associated with higher beer volume of $26 million and

$59 million, respectively, plus costs associated with the remaining segments, partially offset by the impact of lower brewing material and energy costs and lower worldwide aluminum prices. The decrease in revenue and cost of sales for the aluminum recycling business resulted in minimal gross profit impact.

         Gross profit as a percentage of net sales was 43.2% for the third quarter and 41.4% for the nine months of 2002, representing increases versus prior year of 160 and 190 basis points, respectively.

         Marketing, distribution and administrative expenses for the third quarter 2002 were $630.7 million, an increase of $45.1 million, or 7.7% compared with third quarter 2001. For the nine months of 2002, these expenses were $1.8 billion, an increase of $128.9 million, or 7.9% versus last year. These increases are due primarily to increased domestic beer marketing costs for the Bud and Michelob families, introductory costs for Michelob Ultra, introductory and on-going support for Bacardi Silver and distribution costs due to the acquisition of beer wholesalerships in California. The company also reduced general and administrative costs in both the third quarter and nine months versus prior year.

         Operating income was $970.3 million for the third quarter and $2.6 billion for the nine months of 2002, increases of $91.1 million, or 10.4% in the third quarter, and $223.4 million, 9.5% for the nine months versus comparable periods in 2001. Operating margin increased 120 basis points for both the third quarter and nine months of 2002 compared to prior year, to 26.2% and 24.6%, respectively. Excluding the impact of the $17.8 million gain on the sale of the SeaWorld Cleveland theme park in the first quarter 2001, operating margin for the nine months of 2002 increased 130 basis points.

         Net interest cost (interest expense less interest income) was $92.4 million for the third quarter and $272.7 million for the nine months of 2002. This represents increases of 6.8% and 1.3%, respectively compared to the corresponding periods in 2001. The increases in net interest cost in 2002 are due to the impact of higher average outstanding debt balances compared to last year partially offset by lower interest rates.

         Interest capitalized decreased 36.7% and 37.9% for the third quarter and nine months of 2002, respectively, to $3.9 million and $12.9 million. The decreases are due to the timing of project in-service dates and lower average interest rates compared to 2001.

         Other income/expense, net includes equity earnings from the company's limited partnership investments in beer wholesalers and numerous other items of a nonoperating nature that do not materially impact the company's results of operations, either individually or in total. The company had other expense of $0.2 million in the third quarter and $0.5 million for the nine months of 2002.

         Income before income taxes was $881.6 million for the third quarter and $2.3 billion for the nine months of 2002, increases of $83.6 million, or 10.5% in the third quarter, and $215.3 million, or 10.3% for the nine months versus comparable periods in 2001. Excluding the impact of the $17.8 million gain on the sale of the SeaWorld Cleveland theme park in the first quarter 2001, consolidated income before income taxes for the nine months of 2002 increased 11.2%, which better reflects the results of the company's ongoing businesses.

         Domestic beer segment income before income taxes increased $73.2 million and $205.9 million, respectively, for the third quarter and nine months of 2002, both up 9.4%, reflecting higher revenue per barrel, increased domestic beer sales volume and the favorable cost environment for both periods.

         International beer segment pretax income increased $2.1 million, or 9% in the third quarter, and $14.5 million, or 26% for the nine months of 2002 primarily due to volume and profit growth in China and Canada.

         Pretax profits for the packaging segment were up $11.7 million, or 38% in the third quarter, and up $32.0 million, or 36% for the nine months of 2002, primarily due to combined higher soft drink can pricing and volume, as well as incremental profit contribution from the company's bottle manufacturing operation, which began production in the third quarter of 2001.

         Entertainment segment pretax income increased $9.1 million, or 9% in the third quarter, and was up $11.8 million, or 8% for the nine months of 2002, both due to higher ticket pricing and effective cost management offsetting lower park attendance. Results from the nine months of 2002 exclude the impact of SeaWorld Cleveland.

         Anheuser-Busch's effective tax rate increased slightly to 38.7% in the third quarter 2002 versus 38.6% last year. For the nine months of 2002 the effective tax rate increased to 40.0% versus 38.5% last year, due to the Grupo Modelo deferred tax impact discussed below and higher foreign investment dividend related taxes, partially offset by the write-off in 2001 of non-tax-deductible goodwill associated with the sale of the SeaWorld Cleveland theme park.

         Equity income increased 5.5% in the third quarter 2002, and was up 28.8% for the nine months, reflecting volume and earnings growth by Grupo Modelo, partially offset by a one-time $6.5 million after-tax charge in the third quarter 2002 related to the restructuring of Modelo's brewery operations in southeast Mexico. As a result of the restructuring, Modelo should realize improved efficiencies and operating cost savings in the future. Grupo Modelo equity income for the nine months includes a $17 million one-time deferred income tax benefit due to a gradual reduction in Mexican corporate income tax rates from 35% in 2002 to 32% in 2005. The Mexican government enacted the lower corporate income tax rates in the first quarter of 2002. The Mexican tax rate benefit is largely offset by increased U.S. deferred income taxes, which are included in the company's consolidated income tax provision, resulting in minimal consolidated net income or earnings per share benefit. Excluding the impact of the tax rate benefit and brewery restructuring charge, equity income increased 24% for the nine months.

         Net income increased $54.2 million, or 9.5% during the third quarter 2002, and increased $161.1 million, or 10.7% for the nine months, versus the same periods last year. Diluted earnings per share were $.71 for the third quarter 2002, an increase of 12.7% compared to prior year, and were $1.88 for the nine months, an increase of 13.3% compared to the nine months of 2001. Earnings per share for the nine months of 2001 include a one-half cent benefit from the sale of the SeaWorld Cleveland theme park. Diluted earnings per share for the third quarter 2002 include a two-thirds cent negative impact from Modelo's brewery restructuring.

         Earnings per share continue to benefit from the company's ongoing share repurchase program. The company repurchased approximately 30 million shares in the nine months of 2002.

LIQUIDITY AND FINANCIAL CONDITION
---------------------------------

Cash and marketable securities at September 30, 2002 were $105.6 million, a decrease of $57.0 million from the December 31, 2001 balance. Anheuser-Busch's principal source of cash is generated through operations. All the company's business segments generate positive free cash flow--i.e., cash generated is sufficient to sustain current operations and make investments in capital assets as necessary, without the need for outside financing. Net issuance of debt provides additional sources of cash for corporate uses, principally business investments, share repurchase and dividends. See the Consolidated Statement of Cash Flows and the Business Segments information in Note 13 for additional information.

         The company's net debt balance increased $56.6 million for the nine months ended September 30, 2002, comprised of the following:

    Increases totaling $558.8 million.

----------------------------------------------------------------------------------------------
       Description                  Amount (millions)                   Interest Rate
----------------------------------------------------------------------------------------------
Debentures                                    $550.0             6.5% fixed
Industrial Revenue Bonds                         8.8             5.8% weighted average fixed

   Decreases totaling $502.2 million.

--------------------------------------------------------------------------------------------------------
       Description                  Amount (millions)                        Interest Rate
--------------------------------------------------------------------------------------------------------
Long-term Notes                               $300.0             $200.0 at 6.75%; $100.0 at 7.0% fixed
Commercial Paper                               149.8             2.3% weighted average floating
ESOP Guarantee                                  41.9             8.25% fixed
Other, net                                      10.5             Various

         At September 30, 2002, $450.4 million of outstanding commercial paper borrowings were classified as long-term since they are maintained on a long-term basis with on-going support provided by the company's $2 billion revolving credit agreement.

         In October 2002, the company registered $1 billion of long-term debt with the SEC, and subsequently issued $600 million; $300 million of long-term notes due 2013 and $300 million of debentures due 2033. The company had exhausted its previous shelf registration, so it now has $400 million available for issuance.

         Capital expenditures during the nine months of 2002 were $597 million, compared to $795 million for the nine months of 2001. The decline in capital expenditures is essentially due to the timing of spending. Full year 2002 capital expenditures are expected in the range of $825 - $875 million.

         At its October meeting, the Board of Directors declared the regular quarterly dividend on outstanding shares of the company's common stock of $.195 per share. The dividend is payable December 9, 2002, to shareholders of record November 11, 2002.

         For the first nine months of 2002, the company repurchased approximately 30 million of its common shares for a total of $1.5 billion.

         Due to recent stock markets declines, Anheuser-Busch will be required to contribute a total of approximately $200 million to its salaried employees defined benefit pension plan through 2005. However, in order to enhance the funded status of the plan, the company will contribute the entire $200 million by early 2003.

RISK MANAGEMENT
---------------

         The company's derivatives holdings fluctuate during the year based on normal and recurring changes in purchasing and production activity. The company has experienced slightly higher derivatives use as raw material inputs have increased in conjunction with domestic beer volume. However, there have been no material changes in the company's interest rate, commodity price and foreign currency exposures, no changes in the types of derivative instruments used to hedge those exposures, or material changes in underlying market conditions.

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

                         PART II - OTHER INFORMATION

ITEM 4.  CONTROLS AND PROCEDURES

         Disclosure Controls
         -------------------
         It is the chief executive and chief financial officers' responsibility to ensure the company maintains disclosure controls and procedures designed to provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is identified and communicated to senior management on a timely basis. The company's disclosure controls and procedures include mandatory communication of material subsidiary events, automated accounting processing and reporting, management review of monthly and quarterly results, periodic subsidiary business reviews, an established system of internal controls and rotating internal control reviews by the company's internal auditors.

         During the third quarter, the chief executive and chief financial officers evaluated the company's disclosure controls and have concluded the controls and procedures currently in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis. Additionally, there have been no material changes to the company's system of internal controls or changes in other factors affecting the operation of the internal controls in the nine months since Anheuser-Busch management last evaluated the system of internal controls in conjunction with the preparation of financial statements for the year ended December 31, 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits
       --------

       12       Ratio of Earnings to Fixed Charges

       99.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       99.2     Certification of Chief Financial Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   (b) Reports on Form 8-K
       -------------------

       Item Reported                                           Date of Report
       -------------                                           --------------

       Item 5.  Other Information. Certifications.             August 9, 2002

       Item 7.  Certifications of the Chief Executive
                Officer and of the Chief Financial Officer required by Order No. 4-460 and by
                Section 906 of the Sarbanes-Oxley Act
                of 2002.

                                 SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ANHEUSER-BUSCH COMPANIES, INC.
                                    (Registrant)


                                    /s/ W. Randolph Baker
                                    ------------------------------------------
                                    W. Randolph Baker
                                    Vice President and Chief Financial Officer
                                    (Chief Financial Officer)
                                    November 8, 2002


                                    /s/ John F. Kelly
                                    -----------------------------------------
                                    John F. Kelly
                                    Vice President and Controller
                                    (Chief Accounting Officer)
                                    November 8, 2002

                               CERTIFICATIONS

I, Patrick T. Stokes, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Anheuser-Busch Companies, Inc.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 23, 2002               /s/ Patrick T. Stokes
      ------------------             ---------------------------------------
                                     Patrick T. Stokes
                                     President and Chief Executive Officer
                                     Anheuser-Busch Companies, Inc.

                               CERTIFICATIONS

I, W. Randolph Baker, certify that:

1) I have reviewed this quarterly report on Form 10-Q of Anheuser-Busch Companies, Inc.;

2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 23, 2002              /s/ W. Randolph Baker
      ------------------            ------------------------------------------
                                    W. Randolph Baker
                                    Vice President and Chief Financial Officer
                                    Anheuser-Busch Companies, Inc.