Form 10-K
period 2002-12-31
ANHEUSER BUSCH COMPANIES INC
filed 2003-03-26
CIK 310569

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

          /X/       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                    TRANSITION PERIOD FROM                TO
                                           --------------    --------------

                          COMMISSION FILE NUMBER 1-7823

                         ANHEUSER-BUSCH COMPANIES, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

                       DELAWARE                               43-1162835
           (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
           INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)

        ONE BUSCH PLACE, ST. LOUIS, MISSOURI                     63118
      (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 314-577-2000

                          ----------------------

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

                         -------------------------

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

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.) Yes X No
                                            ---   ---

    As of June 28, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was $43,106,017,200.

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     $1 PAR VALUE COMMON STOCK 836,078,250 SHARES AS OF MARCH 11, 2003

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of Annual Report to Shareholders for the Year Ended
    December 31, 2002.........................................    PART I, PART II, and PART IV
Portions of Definitive Proxy Statement for Annual Meeting of
    Shareholders on April 23, 2003............................    PART III and PART IV

================================================================================

                                     PART I

ITEM 1. BUSINESS

    Anheuser-Busch Companies, Inc. (the "Company") is a Delaware corporation that was organized in 1979 as the holding company parent of Anheuser-Busch, Incorporated ("ABI"), a Missouri corporation whose origins date back to 1875. In addition to ABI, which is the world's largest brewer of beer, the Company is also the parent corporation to a number of subsidiaries that conduct various other business operations. The Company's operations are comprised of the following principle business segments: domestic beer, international beer, packaging, entertainment, and other. In 2002, domestic beer contributed 77.9% to consolidated net sales and 93.6% to consolidated net income; international beer contributed 4.3% and 20.6%, packaging contributed 8.8% and 4.9%, and entertainment contributed 6.3% and 4.9% to consolidated net sales and consolidated net income, respectively. The individual percentages above do not add to 100% due to the impact of unallocated corporate sales and expenses, as detailed in the Company's business segments disclosure. Financial information with respect to the Company's business segments appears in Note 15, "Business Segments," on pages 54-55 of the 2002 Annual Report to Shareholders, which Note hereby is incorporated by reference.

    Domestic beer volume was 101.8 million barrels in 2002 as compared with 99.7 million barrels in 2001. Domestic volume represents Anheuser-Busch brands produced and shipped within the United States including Puerto Rico and the Caribbean. Worldwide sales of the Company's beer brands aggregated 109.8 million barrels in 2002 as compared with 107.2 million barrels in 2001. Worldwide beer volume is comprised of domestic and international volume. International volume represents Anheuser-Busch brands produced overseas by Company-owned breweries and under license and contract brewing agreements, plus exports from the Company's U.S. breweries to markets around the world. Total volume includes worldwide Anheuser-Busch brand volume combined with the Company's pro rata share of the volume of its international equity partners. Total beer volume was 127.9 million barrels and 124.4 million barrels in 2002 and 2001, respectively.

    Approximately 95.7% of the Company's consolidated net sales and 97.1% of the Company's consolidated income before income taxes is generated in the United States. The remaining 4.3% of consolidated sales and 2.9% of consolidated income before income taxes are spread throughout the rest of the world. As discussed under International Beer Operations (See Item 1 of Part I--International Beer Operations), the Company's largest foreign markets are China, the United Kingdom, Canada and Ireland.

DOMESTIC BEER OPERATIONS

    The Company's principal product is beer, produced and distributed by its subsidiary, ABI, in a variety of containers primarily under the brand names Budweiser, Bud Light, Bud Dry, Bud Ice, Bud Ice Light, Michelob, Michelob Light, Michelob Golden Draft, Michelob Golden Draft Light, Michelob Black & Tan Lager, Michelob Amber Bock, Michelob Honey Lager, Michelob Hefe-Weizen, Michelob Marzen, Busch, Busch Light, Busch Ice, Natural Light, Natural Ice, King Cobra, ZiegenBock Amber, Hurricane Malt Liquor, Hurricane Ice, Pacific Ridge Ale, "Doc's" Hard Lemon, and Tequiza. ABI's products also include three non-alcohol malt beverages, O'Doul's, Busch NA, and O'Doul's Amber. During 2002 ABI introduced Bacardi Silver, Michelob ULTRA, and American Red and discontinued Red Wolf Lager, "Doc's" Hard Apple, Killarney's, and Red Label. The Company brews Kirin Light, Kirin Lager, and Kirin-Ichiban through a joint venture agreement with Kirin Brewing Company, Ltd. of Japan for sale in the United States. ABI owns a 29.5% equity interest in Seattle-based Redhook Ale Brewery, Inc. Through this alliance, Redhook products are distributed by many ABI wholesalers and exclusively by ABI wholesalers in all new U.S. markets entered by Redhook since 1994. ABI also owns a 36% interest in Portland-based Widmer Brothers Brewing Company. Widmer products are distributed by many ABI wholesalers and exclusively by ABI wholesalers in all new U.S. markets entered by Widmer since 1997.

    Budweiser, Bud Light, Bud Dry, Bud Ice, Bud Ice Light, Michelob, Michelob Light, Michelob Black & Tan Lager, Michelob Golden Draft, Michelob Golden Draft Light, Michelob Amber Bock, Michelob Honey Lager, Michelob Hefe-Weizen, Michelob ULTRA, Busch, Busch Light, Natural Light, Natural Ice, "Doc's" Hard Lemon, ZiegenBock Amber, Kirin-Ichiban, O'Doul's, O'Doul's Amber, Bacardi Silver, Widmer beer products, and Redhook Ales are sold in both draught and packaged form. Busch Ice, King Cobra, Michelob Marzen, Hurricane Malt Liquor, Tequiza, Hurricane Ice, Kirin Lager, Kirin Light, and Busch NA are sold only in packaged form. Pacific Ridge Ale and American Red are sold only in draught form.

    Budweiser, Bud Light, Bud Ice, Michelob, Michelob Light, Michelob ULTRA, Michelob Amber Bock, Busch, Busch Light, Natural Light, Natural Ice, Tequiza, "Doc's" Hard Lemon, O'Doul's, O'Doul's Amber, and Bacardi Silver are distributed and sold on a nationwide basis. Michelob Honey Lager and Redhook Ales are sold in 49 states; Bud Ice Light in 48 states; Bud Dry in 47 states; King Cobra in 46 states; Busch NA, Kirin-Ichiban, Michelob Black & Tan Lager, and Michelob Hefe-Weizen in 45 states; Kirin Lager in 44 states; Hurricane Malt Liquor in 39 states; Kirin Light in 30 states; Busch Ice in 20 states; Widmer beer products in 18 states; American Red in 17 states; Michelob Golden Draft Light in 13 states; Michelob Golden Draft in 11 states; Pacific Ridge Ale in 4 states; Hurricane Ice and ZiegenBock Amber in 1 state.

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

    During 2002, approximately 94.2% of the beer sold by ABI, measured in barrels, reached retail channels through more than 600 independent wholesalers. ABI utilizes its regional vice-presidents, sales directors, key account and market managers, as well as certain other field sales personnel, to provide sales strategic planning and merchandising assistance to its wholesalers. In addition, ABI provides national and local media advertising, point-of-sale advertising, and sales promotion programs to promote its brands. The remainder of ABI's domestic beer sales in 2002 were made through thirteen branches which perform similar sales, merchandising, and delivery services as wholesalers in their respective areas; these branches are owned and operated by the Company or direct or indirect subsidiaries of the Company. ABI's peak selling periods are the second and third quarters.

    There are more than 100 companies engaged in the highly competitive brewing industry in the United States. ABI's domestic beers are distributed and sold in competition with other nationally distributed beers, with locally and regionally distributed beers and with imported beers. Although the methods of competition in the industry vary widely, in part due to differences in applicable state laws, the principal methods of competition are product quality, taste and freshness, packaging, price, advertising (including television, radio, sponsorships, billboards, stadium signs, and print media), point-of-sale materials, and service to retail customers. ABI's beers compete in different price categories. Although all brands compete against the total market, Budweiser, Bud Light, Bud Dry, Bud Ice, Bud Ice Light, Michelob Golden Draft, and Michelob Golden Draft Light compete primarily with premium priced beers. Busch, Busch Light, Natural Light, Busch Ice, and Natural Ice compete with the sub-premium or popular priced beers. King Cobra, Hurricane Malt Liquor, and Hurricane Ice compete against other brands in the malt liquor segment. Michelob, Michelob Light, Michelob Amber Bock, Kirin Lager, Kirin Light, Kirin-Ichiban, Michelob Honey Lager, Michelob Black & Tan Lager, Tequiza, ZiegenBock Amber, Michelob Hefe-Weizen, Pacific Ridge Ale, "Doc's" Hard Lemon, Michelob Marzen, Bacardi Silver, Michelob ULTRA, American Red, the Redhook products, and Widmer beer products compete primarily in the above premium beers segment of the malt beverage market. O'Doul's and O'Doul's Amber (premium priced) and Busch NA (sub-premium priced) compete in the non-alcohol malt beverage category. Since 1957, ABI has led the United States brewing industry in total sales volume. In 2002, its sales exceeded those of its nearest competitor by more than 63 million barrels. ABI's domestic market share (excluding exports) for 2002 was 49.2%. Major competitors in the United States brewing industry during 2002 included SABMiller, Adolph Coors Co., Pabst Brewery Co., Grupo Modelo, S.A. de C.V., and Heineken.

    The Company has also entered the alternative beverage segment with its energy drink "180". 180 is distributed and sold on a nationwide basis and is available in single eight-ounce slim-line cans.

    The Company's wholly-owned subsidiary, Busch Agricultural Resources, Inc. ("BARI"), operates rice milling facilities in Arkansas and California; eleven grain elevators in the western and midwestern United States; barley seed processing plants in Fairfield, Montana, Idaho Falls, Idaho, and Powell, Wyoming; a barley research facility in Ft. Collins, Colorado; and a rice research facility in California. BARI also owns and operates malt plants in Manitowoc, Wisconsin, Moorhead, Minnesota, and Idaho Falls, Idaho. Through wholly-owned subsidiaries, BARI operates land application farms in Jacksonville, Florida and Fort Collins, Colorado; hop farms in Bonners Ferry, Idaho and Huell, Germany; and a barley office in Winnipeg, Canada.

    Another wholly-owned subsidiary, Wholesaler Equity Development Corporation, shares equity positions with qualified partners in independent beer wholesalerships and is currently invested in six wholesalerships.

INTERNATIONAL BEER OPERATIONS

    International beer volume was nearly 8.0 million barrels in 2002, compared with 7.5 million barrels in 2001. Anheuser-Busch International, Inc. ("ABII"), a wholly-owned subsidiary of the Company, oversees the marketing and sale of Budweiser and other ABI brands outside the U.S., operates breweries in the United Kingdom (U.K.) and China, negotiates and administers license and contract brewing agreements on behalf of ABI with various foreign brewers, and negotiates and manages equity investments in foreign brewing partners. ABI's beer products are being sold in more than 80 countries and U.S. territories.

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

    In Canada, Budweiser, Bud Light, Busch and Busch Light are brewed and sold through a license agreement with Labatt Brewing Co. In Japan, Budweiser is brewed and sold through a license agreement with Kirin Brewery Company, Limited. Budweiser is also brewed under license and sold by brewers in Korea (Oriental Brewery Co., Ltd.), the Republic of Ireland and Northern Ireland (Guinness Ireland Limited), Italy (Birra Peroni Industriale), and Spain (Sociedad Anonima
Damm). The Company has an agreement with Brasseries Kronenbourg, the leading brewer in France, for sale and distribution of Bud in France.

    In 1995, the Company formed an alliance with Compana Cerveceras Unidas S.A. ("CCU"), the leading Chilean brewer. Under the terms of the alliance, a subsidiary of CCU in Argentina ("CCU-Argentina") brews and distributes Budweiser under license in Argentina and Uruguay, and under contract for sale in Chile and Brazil. CCU also distributes Budweiser in Chile. The Company has a direct and indirect ownership interest of approximately 29% of CCU-Argentina. During the first quarter of 2001, the Company purchased approximately 20% of CCU.

    In 1995, the Company purchased an initial 80% equity interest in a joint venture, renamed the Budweiser Wuhan International Brewing Company, Ltd., that owns and operates a brewery in Wuhan, the fifth-largest city in China. This ownership interest has subsequently increased to 97%. The Company currently owns a 4.5% equity interest in Tsingtao Brewery Company, Ltd., the largest brewer in China, and producer of the Tsingtao brand. In October 2002, the Company entered into an agreement with Tsingtao whereby the Company will invest $182 million in Tsingtao common stock and convertible bonds and will ultimately increase its economic ownership interest to 27% of Tsingtao over the next seven years.

    In 1993, Anheuser-Busch purchased a 17.7% direct and indirect equity interest in Grupo Modelo's operating subsidiary, Diblo, for $477 million. As noted in Note 2 "International Equity Investments", on page 46 of the 2002 Annual Report, which Note is hereby incorporated by reference, Diblo is the operating subsidiary of Grupo Modelo, Mexico's largest brewer. Accordingly, Diblo operates in Mexico and is a brewer. In May 1997, the Company increased its direct and indirect equity ownership in Diblo to 37% for an additional $605 million. In September 1998, the Company completed the purchase of an additional 13.25% of Diblo for $556.5 million, bringing the Company's total investment to $1.6 billion. The Company now owns a 50.2% direct and indirect interest in Diblo. However, the Company does not have voting or other effective control in either Grupo Modelo or Diblo.

    The Company's International Beer segment competitors differ significantly depending upon the specific country involved. For 2002, no single foreign country or region accounted for more than 2.4% of consolidated revenues or 1.8% of consolidated income before income taxes. The amount of revenues and income before income taxes generated from any individual foreign country is immaterial to the Company's consolidated financial statements, taken as a whole. Accordingly, no single competitor for the International Beer segment can have a material impact on the Company's sales or income.

    The Company's primary foreign markets are China, the United Kingdom, Canada and Ireland. In each international market, the Company competes against a mix of national, regional, local and imported beer brands. In China, competition is primarily from numerous local and regional brands. There is no dominant competitor in China. In the United Kingdom, the top four competitors--Scottish Courage, Coors Brewers, Interbrew, and Carlsberg-Tetley--have combined market share of nearly 73%, with Scottish Courage having a share of approximately 25%. The Company's share is 3%. In Ireland, the market leader is the Company's license brewing partner, Guinness UDV, with a market share of more than 70% including a share of 17% related to the Company's products. In Canada, the top two competitors, of similar size, are Molson and the Company's license brewing partner, Labatt Brewing. Their combined market share is more than 85% including a share of 12% related to the Company's products.

    Financial information with respect to the Company's business segments appears in Note 15, "Business Segments," on pages 54-55 of the 2002 Annual Report, which Note is hereby incorporated by reference.

PACKAGING OPERATIONS

    The Company's packaging operations are handled through the following wholly-owned subsidiaries of the Company: Metal Container Corporation ("MCC"), which manufactures beverage cans at eight plants and beverage can lids at three plants for sale to ABI, U.S. soft drink customers, and Grupo Modelo (See Item 2 of Part 1--Properties); Anheuser-Busch Recycling Corporation ("ABRC") which buys and sells used beverage containers from its corporate office in Sunset Hills, Missouri and recycles aluminum cans at its plant in Hayward, California; Precision Printing and Packaging, Inc. ("PPPI"), which manufactures metalized and paper labels at its plant in Clarksville, Tennessee; and Eagle Packaging, Inc. ("EPI"), which manufactures crown and closure liner materials for ABI at its plant in Bridgeton, Missouri.

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

    BEC operates Busch Gardens theme parks in Tampa, Florida and Williamsburg, Virginia, and SeaWorld theme parks in Orlando, Florida, San Antonio, Texas, and San Diego, California. BEC operates water park attractions in Tampa, Florida (Adventure Island) and Williamsburg, Virginia (Water Country, U.S.A.), and Langhorne, Pennsylvania (Sesame Place), as well as Discovery Cove in Orlando, Florida, a reservations-only attraction offering interaction with marine animals. Due to the seasonality of the theme park business, BEC experiences higher revenues in the second and third quarters than in the first and fourth quarters.

    Through a Spanish affiliate, the Company also owns a 16.1% equity interest in Port Aventura, S.A., which is a theme park near Barcelona, Spain.

    The Company is the third largest theme park operator in the United States. It faces competition in the family entertainment field from other theme and amusement parks, public zoos, public parks, and other family entertainment events and attractions. Major competitors in the theme park industry during 2002 include Walt Disney Co. and Six Flags Parks. No reliable national market share information is available for the theme park industry.

OTHER

    Through its wholly-owned subsidiary, Busch Properties, Inc. ("BPI"), the Company is engaged in the business of real estate development. BPI also owns and operates The Kingsmill Resort and Conference Center in Williamsburg, Virginia.

    Through a wholly-owned subsidiary, the Company owns and operates a transportation service business (Manufacturers Railway Co.).

SOURCES AND AVAILABILITY OF RAW MATERIALS

    The products manufactured by the Company require a large volume of various agricultural products, including hops, malt (barley), rice, and corn grits for beer; and rice and barley for the rice milling and malting operations of BARI. The Company fulfills its commodities requirements through purchases from various sources, including purchases from its subsidiaries, through contractual arrangements, and through purchases on the open market. The Company believes that adequate supplies of the aforementioned agricultural products are available at the present time, but cannot predict future availability or prices of such products and materials. The above referenced commodities have experienced and will continue to experience price fluctuations. The price and supply of raw materials will be determined by, among other factors, the level of crop production both in the U.S. and around the world, weather conditions, export demand, and government regulations and legislation affecting agriculture and trade.

    The Company uses water in brewing its beer. The Company generally satisfies its requirements for water from municipal water systems and privately owned wells.

    The Company also requires aluminum cansheet for the manufacture of cans and lids. The cansheet market experiences price volatility due to the supply and demand balance for both aluminum ingot and sheet fabrication. The Company manages its aluminum supply and cost using various methods including long-term purchase contracts and hedging techniques.

ENERGY MATTERS

    The Company uses natural gas, fuel oil, and coal as its primary fuel materials. The Company believes that adequate supplies of fuel and electricity are available at the present time, but cannot predict future availability or market prices. Where economically feasible, the Company has alternate fuel capability and limited electric generation which helps ensure continued operation of essential processes.

    The energy commodity markets have experienced and will continue to experience significant price volatility due to perceived volatility of both supply and demand. The Company manages its energy costs using various methods including supply contracts, hedging techniques, and fuel switching.

BRAND NAMES AND TRADEMARKS

    Some of the Company's major brand names used in its principal business segments are mentioned in the discussion above. The Company regards consumer recognition of and loyalty to all of its brand names and trademarks as extremely important to the long-term success of its principal business segments. The Company owns rights to its principal brand names and trademarks in perpetuity.

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

ENVIRONMENTAL PACKAGING LAWS AND REGULATIONS

    The states of California, Connecticut, Delaware, Iowa, Maine, Massachusetts, Michigan, New York, Oregon, and Vermont have adopted certain restrictive packaging laws and regulations for beverages that require deposits on packages. The state of Hawaii has passed a deposit law that is scheduled to go into effect in 2005. ABI continues to do business in these states. While such laws have not had a significant effect on ABI's market share, they have had a significant adverse impact on beer industry growth and are considered by the Company to be inflationary, costly, and inefficient for recycling packaging materials. Congress and a number of additional states continue to consider similar legislation, the adoption of which might require the Company to incur significant capital expenditures to comply.

NUMBER OF EMPLOYEES

    As of December 31, 2002, the Company had 23,176 full-time employees.

    As of December 31, 2002, approximately 8,850 employees were represented by the International Brotherhood of Teamsters. Seventeen other unions represented approximately 1,200 employees. The current labor agreement between ABI and the Brewery and Soft Drink Conference of the International Brotherhood of Teamsters, which represents the majority of brewery workers, expires February 2004.

    The Company considers its employee relations to be good.

AVAILABLE INFORMATION

    The Company maintains a website on the World Wide Web at www.anheuserbusch.com. The Company makes available, free of charge, on its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The Company's reports filed with, or furnished to, the SEC are also available at the SEC's website at www.sec.gov.

ITEM 2. PROPERTIES

    ABI has twelve breweries in operation at the present time, located in St. Louis, Missouri; Newark, New Jersey; Los Angeles and Fairfield, California; Jacksonville, Florida; Houston, Texas; Columbus, Ohio; Merrimack, New Hampshire; Williamsburg, Virginia; Baldwinsville, New York; Fort Collins, Colorado; and Cartersville, Georgia. Title to the Baldwinsville, New York brewery is held by the Onondaga County Industrial Development Agency ("OCIDA") pursuant to a Sale and Agency Agreement with ABI, which enabled OCIDA to issue tax exempt pollution control and industrial development revenue notes and bonds to finance a portion of the cost of the purchase and modification of the brewery. The brewery is not pledged or mortgaged to secure any of the notes or bonds, and the Sale and Agency Agreement with OCIDA gives ABI the unconditional right to require at any time that title to the brewery be transferred to ABI. ABI's breweries operated at approximately 96% of capacity in 2002; during the peak selling periods (second and third quarters), they operated at maximum capacity. The Company also owns a 97% equity interest in a joint venture that owns and operates a brewery in Wuhan, China. The Company also leases and operates the Stag Brewery near London, England.

    The Company, through wholly-owned subsidiaries, operates malt plants in Manitowoc, Wisconsin, Moorhead, Minnesota, and Idaho Falls, Idaho; rice mills in Jonesboro, Arkansas and Woodland, California; hop farms in Bonners Ferry, Idaho and Huell, Germany; can manufacturing plants in Jacksonville, Florida, Columbus, Ohio, Arnold, Missouri, Windsor, Colorado, Newburgh, New York, Ft. Atkinson, Wisconsin, Rome, Georgia, and Mira Loma, California; can lid manufacturing plants in Gainesville, Florida, Oklahoma City, Oklahoma, and Riverside, California; a crown and closure liner material plant in Bridgeton, Missouri; and an aluminum can recycling plant in Hayward, California. The Company operates a glass manufacturing plant in Jacinto City, Texas through a wholly-owned limited partnership.

    BEC operates its principal family entertainment facilities in Tampa, Florida; Williamsburg, Virginia; San Diego, California; Orlando, Florida; and San Antonio, Texas. The Tampa facility is 336 acres, Williamsburg is 319 acres, San Diego is 182 acres, Orlando is 247 acres, and the San Antonio facility is 316 acres.

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

ITEM 3. LEGAL PROCEEDINGS

    ABI is negotiating with the State of Colorado, Colorado Division of Public Health and Environment to resolve a number of violations of the Company's Ft. Collins Brewery air permit. The facility environmental manager failed to accurately and timely complete various reports and other tasks required under the facility's Title V air permit. Emission limits were not violated. The responsible individual did not disclose the facts to Company management and the Company was not otherwise aware of the reporting deficiencies. The situation was discovered by the Company in a scheduled audit in August of 2002. The environmental manager in question is no longer employed by the Company. The facts were promptly reported to Colorado and EPA authorities on September 12, 2002. The Company submitted a formal disclosure report and corrected the erroneous records involved by October 18, 2002.

    Although the Company cannot presently predict the outcome of this matter, it is the opinion of management that the ultimate resolution of this matter will not materially affect the company's financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2002.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

    PATRICK T. STOKES (age 60) is presently President and Chief Executive Officer and a Director of the Company and has served in such capacities since 2002, 2002, and 2000, respectively. He previously served as Senior Executive Vice President (2000-2002) and Vice President and Group Executive (1981-2000) of the Company. He is also presently Chairman and Chief Executive Officer of the Company's subsidiary, Anheuser-Busch, Incorporated, and has served in such capacities since 2002 and 2000, respectively, and Chairman of the Board of the Company's subsidiary, Anheuser-Busch International, Inc., and has served in such capacity since 1999. He previously served as President of Anheuser-Busch, Incorporated (1990-2002).

    AUGUST A. BUSCH III (age 65) is presently Chairman of the Board and a Director of the Company and has served in such capacities since 1977 and 1963, respectively. He previously served as President of the Company (1974-2002). He also serves as Executive Vice President of the Company's subsidiary, Anheuser-Busch, Incorporated and has served in such capacity since 2002, and had previously served as its Chairman of the Board (1979-2002) and also as its Chief Executive Officer (1979-2000).

    W. RANDOLPH BAKER (age 56) is presently Vice President and Chief Financial Officer of the Company and has served in such capacity since 1996.

    STEPHEN K. LAMBRIGHT (age 60) is presently Group Vice President and General Counsel of the Company and has served in such capacity since 1997.

    DONALD W. KLOTH (age 61) is presently Vice President and Group Executive of the Company and has served in such capacity since 1994. He is also Chairman of the Board and Chief Executive Officer of the Company's subsidiary, Busch Agricultural Resources, Inc., and has served in such capacity since 1994.

    JOHN E. JACOB (age 68) is presently Executive Vice President-Global Communications and a Director of the Company and has served in such capacities since 2002 and 1990, respectively. He previously served as its Executive Vice President and Chief Communications Officer (1994-2002). He also serves as Executive Vice President of the Company's subsidiary, Anheuser-Busch, Incorporated and has served in such capacity since 2002.

    THOMAS W. SANTEL (age 44) is presently Vice President-Corporate Development of the Company and has served in such capacity since 1996.

    STEPHEN J. BURROWS (age 51) is presently Vice President-International Operations of the Company and has served in such capacity since 1999. He previously served as Vice President-International Marketing of the Company (1992-1998). He is also presently Chief Executive Officer and President of the Company's subsidiary, Anheuser-Busch International, Inc., and has served as Chief Executive Officer since 1999 and as President since 1994. During the past five years, he also served as Chief Operating Officer of Anheuser-Busch International, Inc. (1994-1998).

    AUGUST A. BUSCH IV (age 38) is presently Vice President and Group Executive of the Company and has served in such capacity since 2000. He is also presently President of the Company's subsidiary, Anheuser-Busch, Incorporated, and has served in such capacity since 2002 and had previously served as its Group Vice President-Marketing and Wholesale Operations (2000-2002) and its Vice President-Marketing (1996-2000).

    MARK T. BOBAK (age 43) is presently Vice President-Corporate Human Resources of the Company and has served in such capacity since 2000. He had previously served as Vice President and Deputy General Counsel of the Company (1998-2000) and Vice President-Litigation (1996-1998) of the Company.

    JOSEPH P. SELLINGER (age 57) is presently Vice President and Group Executive of the Company and has served in such capacity since 2000. He is also presently Chairman, Chief Executive Officer and President of the Company's direct subsidiaries, Anheuser-Busch Packaging Group, Inc., Anheuser-Busch Recycling Corporation, Metal Container Corporation, Eagle Packaging, Inc., and Precision Printing and Packaging, Inc., and has served in all such capacities since 2000. He had previously served as Vice President-Operations of the Company's subsidiary, Anheuser-Busch, Incorporated (1992-2000).

    DOUGLAS J. MUHLEMAN (age 49) is presently Group Vice President-Brewing Operations and Technology of the Company's subsidiary, Anheuser-Busch, Incorporated, and has served in such capacity since 2001 and had previously served as its Vice President-Brewing (1996-2001).

    FRANCINE I. KATZ (age 45) is presently Vice President-Corporate Communications of the Company and has served in such capacity since July, 2002. She previously served as its Vice President-Consumer Affairs (January, 2002-June, 2002) and its Vice President-Consumer Awareness and Education (1994-2001).

    KEITH M. KASEN (age 59) is presently Chairman of the Board and President of the Company's subsidiary, Busch Entertainment Corporation, and has served in such capacities since February, 2003. During the past five years, he also served as Executive Vice President and General Manager of the SeaWorld theme park in Orlando, Florida (2000-February, 2003) and in San Antonio, Texas (1997-2000).

                                     PART II

    The information required by Items 5 (except as set forth below), 6, 7, and 8 of this Part II are hereby incorporated by reference from pages 26 through 59 of the Company's 2002 Annual Report to Shareholders.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

    On October 1, 2002, the Company issued out of treasury shares a total of 156 shares of the Company's common stock ($1 par value) to four members of the Board of Directors of the Company in lieu of cash to reflect an increase in the annual retainer fee pursuant to the Company's Non-Employee Director Elective Stock Acquisition Plan. The transaction was exempt from registration and prospectus delivery requirements of the Securities Act of 1933 pursuant to Section 4(2) of the Act.

ITEM 6. SELECTED FINANCIAL DATA

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item with respect to Directors is hereby incorporated by reference from pages 7 through 9 of the Company's Proxy Statement for the Annual Meeting of Shareholders on April 23, 2003. The information required by this Item with respect to Executive Officers is presented on pages 8 and 9 of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is hereby incorporated by reference from page 11 and pages 20 through 23 of the Company's Proxy Statement for the Annual Meeting of Shareholders on April 23, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    The information required by this Item pursuant to Item 403 of Regulation S-K is hereby incorporated by reference from pages 10 and 11 of the Company's Proxy Statement for the Annual Meeting of Shareholders on April 23, 2003. The information required by this Item pursuant to Item 201(d) of Regulation S-K is hereby incorporated by reference from page 28 of the Company's Proxy Statement for the Annual Meeting of Shareholders on April 23, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is hereby incorporated by reference from pages 29 and 30 of the Company's Proxy Statement for the Annual Meeting of Shareholders on April 23, 2003.

ITEM 14. CONTROLS AND PROCEDURES

    It is the responsibility of the Company's chief executive officer and chief financial officer to ensure the Company maintains disclosure controls and procedures designed to provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is identified and communicated to senior management on a timely basis. The Company's disclosure controls and procedures include mandatory communication of material subsidiary events, automated accounting processing and reporting, management review of monthly and quarterly results, periodic subsidiary business reviews, an established system of internal controls and rotating internal controls reviews by the Company's internal auditors.

    During the 90-day period prior to the date of this report, the chief executive and chief financial officers evaluated the Company's disclosure controls and procedures and have concluded that they are effective in identifying and communicating on a timely basis the material information and other information required to be disclosed in the Company's securities filings. Additionally, there have been no significant changes to the Company's internal controls or in other factors that could significantly affect these controls since such evaluation.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

    1.       FINANCIAL STATEMENTS:                                                      PAGE
                                                                                        ----
             Consolidated Balance Sheet at December 31, 2002 and 2001                    40*

             Consolidated Statement of Income for the three years ended
             December 31, 2002                                                           41*

             Consolidated Statement of Changes in Shareholders Equity for the
             three years ended December 31, 2002                                         42*

             Consolidated Statement of Cash Flows for the three years ended
             December 31, 2002                                                           43*

             Notes to Consolidated Financial Statements and Supplementary
             Information                                                                44-59*

             Report of Independent Accountants                                           39*

    *Incorporated herein by reference from the indicated pages of the 2002
     Annual Report to Shareholders.

    2.       FINANCIAL STATEMENT SCHEDULE:

             Report of Independent Accountants on Financial Statement Schedule           F-1

             For the three years ended December 31, 2002:

             Schedule II--Valuation and Qualifying Accounts and Reserves                 F-2

    3.       EXHIBITS:

             Exhibit 3.1  --Restated Certificate of Incorporation
                            (Incorporated by reference to Exhibit 3.1 to Form 10-K for the fiscal year ended
                            December 31, 1999).

             Exhibit 3.2  --By-Laws of the Company (As amended and
                            restated April 24, 2002).

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

             Exhibit 4.4  --Indenture dated as of July 1, 2001 between
                            the Company and The Chase Manhattan Bank, as
                            Trustee. Other indentures are not filed, but the Company agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request.





             Exhibit 4.5  --Credit Agreement dated as of June 30, 2000
                            among the Company, ABI and The Chase Manhattan Bank, as Administrative Agent (Incorporated by reference to Exhibit 4.4 to Form 10-K for the fiscal year ended December 31, 2000).

             Exhibit 10.1 --Anheuser-Busch Companies, Inc. Deferred
                            Compensation Plan for Non-Employee Directors amended and restated as of March 1, 2000 (Incorporated by reference to Exhibit 10.1 to Form 10-K for the fiscal year ended
                            December 31, 1999).*

             Exhibit 10.2 --Anheuser-Busch Companies, Inc. Non-Employee
                            Director Elective Stock Acquisition Plan amended and restated as of March 1, 2000 (Incorporated by reference to Exhibit 10.2 to Form 10-K for the fiscal year ended December 31, 1999).*

             Exhibit 10.3 --Anheuser-Busch Companies, Inc. Stock Plan
                            for Non-Employee Directors as amended and restated (Incorporated by reference to Appendix B to the Definitive Proxy Statement for Annual Meeting of Shareholders on April 23, 2003).*

             Exhibit 10.4 --Anheuser-Busch Companies, Inc. 1989 Incentive
                            Stock Plan (As amended December 20, 1989,
                            December 19, 1990, December 15, 1993, December 20, 1995, and November 26, 1997).*

             Exhibit 10.5 --Anheuser-Busch Companies, Inc. 1998 Incentive
                            Stock Plan as restated.*

             Exhibit 10.6 --Anheuser-Busch Companies, Inc. Excess
                            Benefit Plan amended and restated as of March 1, 2000 (Incorporated by reference to Exhibit 10.9 to Form 10-K for the fiscal year ended December 31,
                            1999).*

             Exhibit 10.7 --Anheuser-Busch Global Employee Stock Purchase
                            Plan.*

             Exhibit 10.8 --Anheuser-Busch Companies, Inc. Supplemental
                            Executive Retirement Plan amended and restated as of March 1, 2003.*

             Exhibit 10.9 --Anheuser-Busch Executive Deferred Compensation
                            Plan amended and restated as of January 1, 2002.*

             Exhibit 10.10--Anheuser-Busch 401(k) Restoration Plan amended and restated as of March 1, 2000 (Incorporated by reference to Exhibit 10.12 to Form 10-K for the fiscal year ended December 31, 1999).*

             Exhibit 10.11--Form of Indemnification Agreement with Directors and Executive Officers (Incorporated by
                            reference to Exhibit 10.13 to Form 10-K for the fiscal year ended December 31, 1999).*

             Exhibit 10.12--Anheuser-Busch Officer Bonus Plan as
                            amended and restated on November 24, 1999
                            (Incorporated by reference to Exhibit A to the Definitive Proxy Statement for Annual Meeting of Shareholders on April 26, 2000).*

             Exhibit 10.13--Investment Agreement By and Among Anheuser-Busch
                            Companies, Inc., Anheuser-Busch International, Inc. and Anheuser-Busch International Holdings, Inc.
                            and Grupo Modelo, S.A. de C.V., Diblo, S.A. de C.V. and certain shareholders thereof, dated as of June 16, 1993 (Incorporated by reference to
                            Exhibit 10.15 to Form 10-K for the fiscal year ended December 31, 1999).

             Exhibit 10.14--Letter agreement between Anheuser-Busch
                            Companies, Inc. and the Controlling Shareholders regarding Section 5.5 of the Investment Agreement filed as Exhibit 10.12 of this report (Incorporated by reference to Exhibit 10.15 to Form 10-K for the fiscal year ended December 31, 1999).

             Exhibit 10.15--Consulting and Indemnification Agreement and
                            Amendment between the Company and a Director of the Company.*





             Exhibit 10.16--Form of Indemnification Agreement between
                            Anheuser-Busch, Incorporated and certain Executive Officers of the Company.*

             Exhibit 12   --Ratio of Earnings to Fixed Charges.

             Exhibit 13   --Pages 26 through 59 of the Anheuser-Busch Companies,
                            Inc. 2002 Annual Report to Shareholders, a copy of which is furnished for the information of the Securities and Exchange Commission. Portions of the Annual Report not incorporated herein by reference are not deemed "filed" with the Commission.

             Exhibit 21   --Subsidiaries of the Company

             Exhibit 23   --Consent of Independent Accountants, filed as part
                            of page F-1 of this report.

--------
*A management contract or compensatory plan or arrangement required to be filed by Item 15(c) of this report.

    (b) Reports on Form 8-K

    There were no reports on Form 8-K filed during the fourth quarter of 2002.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           ANHEUSER-BUSCH COMPANIES, INC.
                                      ---------------------------------------
                                                    (Registrant)

                                      By       /s/  PATRICK T. STOKES
                                        -------------------------------------
                                                  Patrick T. Stokes
                                        President and Chief Executive Officer

Date: March 26, 2003

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


               /s/  PATRICK T. STOKES                    President and Chief Executive        March 26, 2003
  ------------------------------------------------         Officer and Director
                 (Patrick T. Stokes)                       (Principal Executive Officer)

               /s/  W. RANDOLPH BAKER                    Vice President and Chief             March 26, 2003
  ------------------------------------------------         Financial Officer (Principal
                 (W. Randolph Baker)                       Financial Officer)

                 /s/  JOHN F. KELLY                      Vice President and Controller        March 26, 2003
  ------------------------------------------------         (Principal Accounting Officer)
                   (John F. Kelly)

              /s/  AUGUST A. BUSCH III                   Director                             March 26, 2003
  ------------------------------------------------
                (August A. Busch III)

               /s/  BERNARD A. EDISON                    Director                             March 26, 2003
  ------------------------------------------------
                 (Bernard A. Edison)

              /s/  CARLOS FERNANDEZ G.                   Director                             March 26, 2003
  ------------------------------------------------
                (Carlos Fernandez G.)

                 /s/  JOHN E. JACOB                      Director                             March 26, 2003
  ------------------------------------------------
                   (John E. Jacob)

                 /s/  JAMES R. JONES                     Director                             March 26, 2003
  ------------------------------------------------
                  (James R. Jones)

                                                         Director                             March 26, 2003
  ------------------------------------------------
                 (Charles F. Knight)

             /s/  VERNON R. LOUCKS, JR.                  Director                             March 26, 2003
  ------------------------------------------------
               (Vernon R. Loucks, Jr.)




               /s/  VILMA S. MARTINEZ                    Director                             March 26, 2003
  ------------------------------------------------
                 (Vilma S. Martinez)

              /s/  WILLIAM PORTER PAYNE                  Director                             March 26, 2003
  ------------------------------------------------
               (William Porter Payne)

                 /s/  JOYCE M. ROCHE                     Director                             March 26, 2003
  ------------------------------------------------
                  (Joyce M. Roche)

               /s/  HENRY HUGH SHELTON                   Director                             March 26, 2003
  ------------------------------------------------
                (Henry Hugh Shelton)

               /s/  ANDREW C. TAYLOR                     Director                             March 26, 2003
  ------------------------------------------------
                 (Andrew C. Taylor)

             /s/  DOUGLAS A. WARNER III                  Director                             March 26, 2003
  ------------------------------------------------
               (Douglas A. Warner III)

            /s/  EDWARD E. WHITACRE, JR.                 Director                             March 26, 2003
  ------------------------------------------------
              (Edward E. Whitacre, Jr.)


                                 CERTIFICATIONS

    I, Patrick T. Stokes, certify that:

    1. I have reviewed this annual report on Form 10-K of Anheuser-Busch Companies, Inc.;

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

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: 3-13-03                             /s/  PATRICK T. STOKES
                              ------------------------------------------------
                                             Patrick T. Stokes
                                   President and Chief Executive Officer


    I, W. Randolph Baker, certify that:

    1. I have reviewed this annual report on Form 10-K of Anheuser-Busch Companies, Inc.;

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

    4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 3-12-03                               /s/  W. RANDOLPH BAKER
                              ------------------------------------------------
                                               W. Randolph Baker
                                 Vice President and Chief Financial Officer

                         ANHEUSER-BUSCH COMPANIES, INC.

                      INDEX TO FINANCIAL STATEMENT SCHEDULE


                                                                          PAGE
                                                                          ----
    Report of Independent Accountants on Financial Statement Schedule...   F-1

    Consent of Independent Accountants..................................   F-1

    Financial Statement Schedule for the Years 2002, 2001 and 2000:

      Valuation and Qualifying Accounts and Reserves (Schedule II)......   F-2

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

     REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Anheuser-Busch Companies, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 3, 2003 appearing in the 2002 Annual Report to Shareholders of Anheuser-Busch Companies, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

St. Louis, Missouri
February 3, 2003

                       CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Forms S-3 (No. 333-64996 and No. 333-96635) and in the Registration Statements on Forms S-8 (No. 33-36132, No. 33-39714, No. 33-39715, No. 33-46846, No. 33-53333, No. 33-58221, No. 33-58241,
No. 333-67027, No. 333-71309, No. 333-71311, No. 333-88015, No. 333-50058,
and No. 333-60216) of Anheuser-Busch Companies, Inc. of our report dated February 3, 2003 relating to the consolidated financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated February 3, 2003 relating to the financial statement schedule, which appears on page F-1 of this Form 10-K.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

St. Louis, Missouri
March 26, 2003

                                      ANHEUSER-BUSCH COMPANIES, INC.

                     SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                              (IN MILLIONS)

                                                                    2002           2001           2000
                                                                    ----         ------         ------

Reserve for doubtful accounts (deducted from related assets):

    Balance at beginning of period...........................       $  7.7         $  8.2         $  6.4

    Additions charged to costs and expenses..................         (1.3)            .9            1.8

    Additions (recoveries of uncollectible accounts
      previously written off)................................           .2             .1             .1

    Deductions (uncollectible accounts written off)..........         (1.0)          (1.5)           (.1)
                                                                    ------         ------         ------

    Balance at end of period.................................       $  5.6         $  7.7         $  8.2
                                                                    ======         ======         ======

Deferred income tax asset valuation allowance under FAS 109:

    Balance at beginning of period...........................       $ 12.0         $ 14.7         $ 13.6

    Additions to valuation allowance charged to costs and
      expenses...............................................          7.7            3.6            9.7

    Deductions from valuation allowance (utilizations and
      expirations)...........................................         (8.8)          (6.3)          (8.6)
                                                                    ------         ------         ------

    Balance at end of period.................................       $ 10.9         $ 12.0         $ 14.7
                                                                    ======         ======         ======