Form 10-Q
period 2003-03-31
ANHEUSER BUSCH COMPANIES INC
filed 2003-04-30
CIK 310569

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d)
                   Of the Securities Exchange Act of 1934


                      For Quarter Ended March 31, 2003


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

                               Yes [X] No [ ]

    Indicate by check mark whether the registrant is an accelerated filer
               (as defined in Rule 12b-2 of the Exchange Act)

                               Yes [X] No [ ]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     $1 Par Value Common Stock - 834,351,010 shares as of March 31, 2003

                                            CONSOLIDATED BALANCE SHEET
                            Anheuser-Busch Companies, Inc. and Subsidiaries (Unaudited)

------------------------------------------------------------------------------------------------------------------
                                                                           March 31,                 December 31,
  (In millions)                                                              2003                        2002
                                                                       ---------------             ---------------
  Assets
  Current Assets:
       Cash                                                                  $114.9                      $188.9
       Accounts receivable                                                    837.7                       630.4
       Inventories:
           Raw materials and supplies                                         273.4                       294.1
           Work in progress                                                    85.1                        82.8
           Finished goods                                                     251.9                       186.7
             Total inventories                                                610.4                       563.6
       Other current assets                                                   115.5                       121.8
                                                                       ---------------             ---------------
             Total current assets                                           1,678.5                     1,504.7
  Investments in affiliated companies                                       2,634.2                     2,827.9
  Other assets                                                              1,408.6                     1,423.0
  Plant and equipment, net                                                  8,366.0                     8,363.9
                                                                       ---------------             ---------------
       Total Assets                                                       $14,087.3                   $14,119.5
                                                                       ===============             ===============


  Liabilities and Shareholders Equity
  Current Liabilities:
       Accounts payable                                                      $928.7                      $986.6
       Accrued salaries, wages and benefits                                   224.8                       287.5
       Accrued taxes                                                          445.1                       181.0
       Other current liabilities                                              306.5                       332.6
                                                                       ---------------             ---------------
         Total current liabilities                                          1,905.1                     1,787.7
                                                                       ---------------             ---------------
  Postretirement benefits                                                     470.5                       474.2
                                                                       ---------------             ---------------
  Debt                                                                      6,866.3                     6,603.2
                                                                       ---------------             ---------------
  Deferred income taxes                                                     1,361.6                     1,345.1
                                                                       ---------------             ---------------
  Other long-term liabilities                                                 862.7                       857.0
                                                                       ---------------             ---------------
  Shareholders Equity:
       Common stock, $1.00 par value, 1.6 billion
          shares authorized                                                 1,454.0                     1,453.4
       Capital in excess of par value                                       1,039.7                     1,024.5
       Retained earnings                                                   12,864.7                    12,544.0
       Treasury stock, at cost                                            (11,618.1)                  (11,008.6)
       Accumulated other comprehensive loss                                (1,072.9)                     (870.7)
       ESOP debt guarantee                                                    (46.3)                      (90.3)
                                                                       ---------------             ---------------
         Total Shareholders Equity                                          2,621.1                     3,052.3
                                                                       ---------------             ---------------
  Commitments and contingencies                                               ---                         ---
                                                                       ---------------             ---------------
       Total Liabilities and Shareholders Equity                          $14,087.3                   $14,119.5
                                                                       ===============             ===============

   See the accompanying footnotes on pages 5 -- 10.

                       CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                    Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)

--------------------------------------------------------------------------------------------------

(In millions, except per share data)                              First Quarter Ended March 31,
                                                                  -----------------------------
                                                                  2003                    2002
                                                             ------------            -------------
Gross sales                                                    $3,794.9                 $3,637.4
     Excise taxes                                                (514.3)                  (500.8)
                                                             ------------            -------------

Net sales                                                       3,280.6                  3,136.6
     Cost of sales                                             (1,974.4)                (1,914.6)
                                                             ------------            -------------
Gross profit                                                    1,306.2                  1,222.0
     Marketing, distribution & administrative
        expenses                                                 (542.1)                  (517.0)
                                                             ------------            -------------
Operating income                                                  764.1                    705.0
     Interest expense                                             (98.7)                   (89.6)
     Interest capitalized                                           4.4                      4.3
     Interest income                                                0.1                      0.1
     Other expense, net                                            (0.2)                    (0.9)
                                                             ------------            -------------

Income before income taxes                                        669.7                    618.9
     Provision for income taxes                                  (259.3)                  (259.9)

Equity income, net of tax                                          74.4                     97.1
                                                             ------------            -------------

Net income                                                        484.8                    456.1

Retained earnings, beginning of period                         12,544.0                 11,258.2

Common stock dividends (per share:
     2003 - $.195; 2002 - $.18)                                  (164.1)                  (158.1)
                                                             ------------            -------------

Retained earnings, end of period                              $12,864.7                $11,556.2
                                                             ============            =============

Basic earnings per share                                           $.58                     $.52
                                                             ============            =============

Diluted earnings per share                                         $.57                     $.51
                                                             ============            =============

--------------------------------------------------------------------------------------------------


See the accompanying footnotes on pages 5 -- 10.

                    CONSOLIDATED STATEMENT OF CASH FLOWS
         Anheuser-Busch Companies, Inc. and Subsidiaries (Unaudited)


--------------------------------------------------------------------------------------------------------------------
                                                                                      Three Months Ended
(In millions)                                                                             March 31,
                                                                           -----------------------------------------
                                                                                2003                     2002
                                                                           ----------------        -----------------
Cash flow from operating activities:
     Net Income                                                                    $484.8                $456.1
     Adjustments to reconcile net income to cash provided by operating activities:
         Depreciation and amortization                                              214.5                 207.1
         Deferred income taxes                                                       16.5                  22.5
         Undistributed earnings of affiliated companies                             (57.4)                (94.1)
         Other, net                                                                  42.9                  67.2
                                                                           ----------------        -----------------
     Operating cash flow before change in working capital                           701.3                 658.8
         Increase in working capital                                               (103.5)                (97.2)
                                                                           ----------------        -----------------
     Cash provided by operating activities                                          597.8                 561.6
                                                                           ----------------        -----------------

Cash flow from investing activities:
     Capital expenditures                                                          (222.2)               (181.7)
                                                                           ----------------        -----------------
     Cash used for investing activities                                            (222.2)               (181.7)
                                                                           ----------------        -----------------

Cash flow from financing activities:
     Increase in long-term debt                                                     396.9                  72.6
     Decrease in long-term debt                                                     (84.0)                 (0.8)
     Dividends paid to shareholders                                                (164.1)               (158.1)
     Acquisition of treasury stock                                                 (609.5)               (355.7)
     Shares issued under stock plans                                                 11.1                  77.2
                                                                           ----------------        -----------------
     Cash used for financing activities                                            (449.6)               (364.8)
                                                                           ----------------        -----------------
Net (decrease) / increase in cash during the period                                 (74.0)                 15.1
Cash beginning of period                                                            188.9                 162.6
                                                                           ----------------        -----------------
Cash, end of period                                                                $114.9                $177.7
                                                                           ================        =================

--------------------------------------------------------------------------------------------------------------------

See the accompanying footnotes on pages 5 -- 10.

ANHEUSER-BUSCH COMPANIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   Unaudited Financial Statements
     ------------------------------
     The unaudited financial statements have been prepared in accordance with generally accepted accounting principles and applicable SEC guidelines pertaining to quarterly financial information, and include all adjustments necessary for a fair presentation. These statements should be read in combination with the consolidated financial statements and footnotes included in the company's annual report on Form 10-K for the year ended December 31, 2002.

2.   Earnings Per Share
     ------------------
     Earnings per share are calculated by dividing net income by weighted-average common shares outstanding for the period. The difference between basic and diluted weighted-average common shares is due to the dilutive impact of unexercised in-the-money stock options. There were no adjustments to net income for any period shown for purposes of calculating earnings per share. Weighted-average common shares outstanding for the first quarter ended March 31 are shown below (millions of shares):


                                                         First Quarter
                                                  ----------------------------
                                                      2003            2002
                                                  -------------    -----------
        Basic weighted average shares
        outstanding                                      840.7          878.5
                                                  =============    ===========


        Diluted weighted average shares
        outstanding                                      850.5          891.4
                                                  =============    ===========

3.   Comprehensive Income / (Loss)
     -----------------------------
     Comprehensive income for the first quarter ended March 31 follows (in millions):


                                                                             First Quarter
                                                                      -----------------------------
                                                                         2003             2002
                                                                      ------------    -------------
        Net income                                                      $484.8           $456.1

        Foreign currency translation adjustment                         (207.4)           (14.7)

        Deferred hedging gains/(losses)                                   (2.5)            27.9

        Deferred securities valuation gains                                7.7             ---
                                                                      ------------    -------------

           Comprehensive income                                         $282.6           $469.3
                                                                      ============    =============


-------------------------------------------------------------------------------

     The components of accumulated other comprehensive loss as of March 31, 2003 and December 31, 2002 follow (in millions):


                                                                        Mar. 31, 2003           Dec. 31, 2002
                                                                    ---------------------    --------------------
     Foreign currency translation adjustment                                    $(647.0)                $(439.6)

     Minimum pension obligation                                                  (428.2)                 (428.2)

     Deferred hedging gains/(losses)                                               (8.4)                   (5.9)

     Deferred securities valuation gains                                           10.7                     3.0
                                                                    ---------------------    --------------------

        Total accumulated other comprehensive loss                            $(1,072.9)                $(870.7)
                                                                    =====================    ====================

4.   Derivatives
     -----------
     Derivatives are included on the balance sheet at fair value, with changes in fair value recorded either in earnings or equity depending on the nature of the underlying hedged exposure, and how effective the derivative is at offsetting price movements in the underlying exposure. All the company's derivative positions qualify for hedge accounting under FAS 133, "Accounting for Derivative Instruments and Hedging Activity."

     Gains and losses due to commodity hedge ineffectiveness are recognized as a component of cost of sales in the income statement. The company recognized net gains due to hedge ineffectiveness totaling $0.1 million for the first quarter 2003, compared to net losses of $0.2 million for first quarter 2002.

     Gains and losses appropriately deferred in equity will be recognized in cost of sales when the underlying transactions occur --- generally over the next 12 to 18 months. When recognized, these gains and losses will essentially offset price changes in the underlying transaction compared to the original hedged amount. For the first quarter of both 2003 and 2002, the company incurred no derivative transaction gains or losses due to underlying hedged transactions not occurring as anticipated.

5.   Goodwill
     --------
     Following is goodwill by business segment, as of March 31, 2003 and December 31, 2002 (in millions). Goodwill is included in either Other Assets or Investment in Affiliated Companies, as appropriate, in the consolidated balance sheet.


                                                         Mar. 31, 2003           Dec. 31, 2002
                                                     --------------------    ---------------------
        Domestic Beer                                                $ -                      $ -

        International Beer                                         675.0                    715.2

        Packaging                                                   21.9                     21.9

        Entertainment                                              288.3                    288.3
                                                     --------------------    ---------------------

           Total goodwill                                         $985.2                 $1,025.4
                                                     ====================    =====================

6.     Stock Based Compensation
       ------------------------
       The company accounts for employee stock options in accordance with APB 25, "Accounting for Stock Issued to Employees." Under APB 25, the company recognizes no compensation expense related to employee stock options, since options are always granted at a price equal to the market price on the day of grant.

       Because no compensation expense is recognized under APB 25, the company makes pro forma disclosures of net income and diluted earnings per share as if compensation expense had been recognized based on the fair value of the stock options on the grant date.

       To determine the pro forma impact, the fair value of stock options is estimated on the date of grant using the Black-Scholes option-pricing model and is then hypothetically amortized to compensation expense over the three-year vesting period. The pro forma impact for the first quarter ended March 31 follows (in millions, except per share):

                                                           First Quarter
                                                     -------------------------
                                                           2003         2002
                                                     -------------------------
Reported Net Income                                       $484.8       $456.1

Pro Forma Impact of Expensing
  Stock Options                                            (27.8)       (23.1)
                                                     -------------------------

Pro Forma Net Income                                      $457.0       $433.0
                                                     =========================

Reported Basic Earnings Per Share                           $.58         $.52

Pro Forma Impact of Expensing
  Stock Options                                             (.04)        (.03)
                                                     -------------------------

Pro Forma Basic Earnings Per Share                          $.54         $.49
                                                     =========================

Reported Diluted Earnings Per Share                         $.57         $.51

Pro Forma Impact of Expensing
  Stock Options                                             (.03)        (.02)
                                                     -------------------------

Pro Forma Diluted Earnings Per Share                        $.54         $.49
                                                     =========================

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

7.   Pension Plan Accounting Assumptions
     -----------------------------------
     In the first quarter 2003, the company lowered its assumed long-term rate of return on its defined benefit pension plan assets from 9.25% to 8.5%, and also reduced its assumed rate of compensation increases from 4.75% to 4.25%. The company believes the revised asset return assumption better reflects the current market outlook, while the lower compensation increase assumption is more representative of the company's actual experience over the last five years. Combined, these changes will increase annual pension expense and therefore reduce income before income taxes approximately $13 million ($.01 per share after-tax) in 2003.

8.   Business Segments Information
     -----------------------------
     Comparative business segment information for the first quarter ended March 31 (in millions):

                         -----------------------------------------------------------------------------------------
                           Domestic      Int'l                                             Corporate
                             Beer        Beer          Packaging   Entertain.   Other      & Elims.      Consol.
-------------------------------------------------------------------------------------------------------------------
2003
Gross Sales                $3,138.8      166.2           497.0        125.8      12.1       (145.0)      $3,794.9
Net Sales:
- Intersegment                  ---        ---          $214.5          ---       1.1       (215.6)          $---
- External                 $2,650.7      140.0           282.5        125.8      11.0         70.6       $3,280.6
Income Before
  Income Taxes               $799.6       20.2            33.8        (20.5)     (2.6)      (160.8)        $669.7
Equity Income,
  Net of Tax                    ---      $74.4             ---          ---       ---          ---          $74.4
Net Income                   $495.8       86.9            21.0        (12.7)     (1.6)      (104.6)        $484.8
-------------------------------------------------------------------------------------------------------------------


                         -----------------------------------------------------------------------------------------
                           Domestic      Int'l                                             Corporate
                             Beer        Beer          Packaging   Entertain.   Other      & Elims.      Consol.
-------------------------------------------------------------------------------------------------------------------
2002
Gross Sales                $3,027.6      144.0           469.6        125.8      17.4       (147.0)      $3,637.4
Net Sales:
- Intersegment                  ---        ---          $209.3          ---       4.3       (213.6)          $---
- External                 $2,548.2      122.6           260.3        125.8      13.1         66.6       $3,136.6
Income Before
  Income Taxes               $736.0       16.7            30.7        (14.5)     (1.4)      (148.6)        $618.9
Equity Income,                  ---      $97.1             ---          ---       ---          ---          $97.1
  Net of Tax
Net Income                   $456.3      107.5            19.0         (9.0)     (0.9)      (116.8)        $456.1
-------------------------------------------------------------------------------------------------------------------

9.   Tsingtao Investment
     -------------------
     On April 3, 2003, the company announced the completion of its strategic alliance with Tsingtao Brewery Company, Ltd., the largest brewer in China, and producer of the Tsingtao brand. Under the agreement, Anheuser-Busch invested $116.4 million for two convertible bonds, and will invest an additional $65.2 million to purchase a third bond within 12 months for a total investment of $181.6 million. The first bond will be converted in 90 days, which will increase the company's voting stake in Tsingtao from its current 4.5% to 9.9%. When all bonds are converted over the next seven years, the company's economic ownership interest will ultimately increase to 27% of Tsingtao. Initially, Anheuser-Busch will continue to account for its investment on the cost basis, as it is currently unable to exercise significant influence over Tsingtao's business policies and operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND
FINANCIAL CONDITION

INTRODUCTION
------------

         This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of Anheuser-Busch Companies, Inc. for the first quarter ended March 31, 2003, compared to the first quarter ended March 31, 2002, and the year ended December 31, 2002. This discussion should be read in conjunction with the consolidated financial statements and footnotes included in the company's Annual Report to Shareholders for the year ended December 31, 2002.
         This discussion contains forward-looking statements regarding the company's expectations concerning its future operations, earnings and prospects. On the date the forward-looking statements are made, the statements represent the company's expectations, but such expectations may change. These expectations involve risks and uncertainties (both favorable and unfavorable) and are based on many assumptions that the company believes to be reasonable, but such assumptions may ultimately prove to be inaccurate or incomplete, in whole or in part. Accordingly, there can be no assurances that the company's expectations and forward-looking statements will be correct. Important factors that could cause actual results to differ (favorably or unfavorably) from the expectations stated in this discussion include, among others, changes in the pricing environment for the company's products; changes in U.S. demand for malt beverage products; changes in consumer preference for the company's malt beverage products; regulatory or legislative changes; changes to the litigation to which the company is a party; changes in raw materials costs; changes in packaging materials costs; changes in interest rates; changes in foreign currency exchange rates; changes in attendance and consumer spending patterns for the company's theme park operations; changes in demand for aluminum beverage containers; changes in the company's international beer business or in the beer business of the company's international equity partners; and the effect of stock market conditions on the company's share repurchase program. Anheuser-Busch disclaims any obligation to update any of these forward-looking statements. If the company determines to update any forward-looking statement, it will do so publicly. No private statements by the company or its personnel should be interpreted as updating forward-looking statements.

FIRST QUARTER 2003 FINANCIAL RESULTS
------------------------------------
         Led by continued strong growth in its domestic beer operations, Anheuser-Busch achieved record first quarter sales and earnings. Consolidated net sales increased 4.6% in the first quarter, while diluted earnings per share increased 11.8%.
         Anheuser-Busch had another very good quarter and continued its track record of delivering consistent and dependable earnings growth. The company has now achieved 18 consecutive quarters of solid double-digit earnings per share growth. Strong growth in domestic revenue per barrel drove significantly enhanced profit margins in the quarter. Both gross profit margin and operating profit margin improved 80 basis points compared to the first quarter 2002. Return on capital employed increased 160 basis points over the past twelve months.
         Anheuser-Busch's continuing success reflects its ability to capitalize on favorable domestic beer industry fundamentals. The company remains confident in its ability to achieve its 12% earnings per share growth objective for 2003.

RESULTS OF OPERATIONS
---------------------
         Key operating results for the first quarter 2003 versus 2002 are summarized below:

----------------------------------------------------------------------------------------------------------------------
                                                                        ($ in millions, except per share)
                                                       ---------------------------------------------------------------
                                                                                                     Growth
                                                               First Quarter                    2003 versus 2002
                                                       ---------------------------        ----------------------------
                                                          2003              2002               $                %
                                                       ----------        ---------        ----------       -----------
Gross Sales                                              $3,795            $3,637           Up $158           Up 4.3%
Net Sales                                                $3,281            $3,137           Up $144           Up 4.6%
Income Before Income Taxes                                 $670              $619            Up $51           Up 8.2%
Equity Income, Net of Tax                                   $74               $97            Dn $23          Dn 23.4%
Net Income                                                 $485              $456            Up $29           Up 6.3%
Diluted Earnings per Share                                 $.57              $.51           Up $.06          Up 11.8%
----------------------------------------------------------------------------------------------------------------------

         A discussion of financial highlights for the first quarter 2003 follows.
         Anheuser-Busch achieved record gross sales of $3.8 billion during the first quarter 2003, an increase of $158 million, or 4.3% over first quarter 2002 gross sales. Net sales were a record $3.3 billion, an increase of $144 million, or 4.6% compared to the first quarter 2002. The difference between gross and net sales reflects beer excise taxes of $514 million on sales of the company's products.
         The increases in both gross and net sales were primarily due to a $102.5 million, or 4.0% increase in domestic beer segment sales resulting from higher domestic revenue per barrel and higher domestic beer sales volume. Revenue per barrel generated $72.8 million in net sales improvement, while higher beer volume contributed $29.7 million of the increase. Net sales also benefited from sales increases from the company's international beer segment and packaging segment, which includes higher revenue from the company's commodity recycling business.
         Domestic revenue per barrel grew 2.8% in the first quarter 2003 versus first quarter 2002. This growth reflects the continued favorable pricing environment and the company's successful implementation of pricing actions on approximately two-thirds of its domestic volume in two phases - October 2002 and February 2003.

         The company's beer volume is summarized in the following table:

---------------------------------------------------------------------------------------------------------
                                   Beer Volume (millions of barrels)
---------------------------------------------------------------------------------------------------------
                                                     First Quarter                  2003 versus 2002
                                               --------------------------     ---------------------------
                                                   2003            2002          Barrels           %
                                               ------------     ---------     -------------   -----------
Domestic                                           24.9            24.6          Up 0.3         Up 1.3%
International                                       1.8             1.7          Up 0.1         Up 7.9%
                                               ------------     ---------     -------------   -----------
    Worldwide A-B Brands                           26.7            26.3          Up 0.4         Up 1.7%
Int'l Equity Partner Brands                         4.2             4.4          Dn 0.2         Dn 5.0%
                                               ------------     ---------     -------------   -----------
    Total Brands                                   30.9            30.7          Up 0.2         Up 0.7%
                                               ============     =========     =============   ===========
---------------------------------------------------------------------------------------------------------


         Domestic volume represents Anheuser-Busch beer produced and shipped within the United States. Led by Bud Light and Michelob ULTRA sales, domestic beer sales-to-wholesalers increased 1.3%, to 24.9 million barrels for the first quarter of 2003 versus the first quarter 2002. Wholesaler sales-to-retailers volume was up 0.3% in the first quarter versus 2002, dampened somewhat by the impact of severe winter weather in key markets this year and the later Easter holiday period in 2003. In 2003, the Easter holiday was in the second quarter. Last year, the Easter holiday fell in the first quarter.
         The company's domestic market share (excluding exports) for the first quarter 2003 was 52.1%, compared to first quarter 2002 market share of 49.5%. Domestic market share is determined based on estimated U.S. beer industry sales using information provided by the Beer Institute and the U.S. Department of Commerce.
         International volume represents exports from the company's U.S. breweries to markets around the world, plus Anheuser-Busch brands produced overseas by company-owned breweries and under license and contract brewing agreements. International Anheuser-Busch brand beer volume for the first quarter 2003 was 1.8 million barrels, an increase of 7.9% compared to the first quarter 2002, primarily due to volume increases in China.
         Worldwide Anheuser-Busch brands volume is comprised of domestic volume and international volume. Worldwide Anheuser-Busch beer sales volume for the first quarter 2003 rose 1.7%, to 26.7 million barrels versus first quarter 2002.

         Total Brands volume, which combines worldwide Anheuser-Busch brand volume with equity volume (representing the company's share of its foreign equity partners' volume) was 30.9 million barrels in the first quarter 2003, up 0.2 million barrels, or 0.7% over first quarter 2002. International equity partner brands volume declined 5.0% for the first quarter of 2003 versus 2002. The decline primarily reflects lower Modelo beer sales volume due to the weak economic environment in Mexico.
         Cost of sales for the first quarter 2003 was $2.0 billion, an increase of $59.8 million, or 3.1% compared to the first quarter 2002. The increase in cost of sales is attributable to higher domestic beer costs, primarily $25.6 million associated with increased beer volume, plus costs associated with increased international beer volume and increased costs for the company's commodity recycling business. Gross profit as a percentage of net sales was 39.8% for the first quarter 2003, up 80 basis points from 39.0% for the first quarter 2002, primarily due to the impact of higher revenue per barrel and favorable costs.
         Marketing, distribution and administrative expenses for the first quarter 2003 were $542.1 million, an increase of $25.1 million, or 4.8% compared with first quarter 2002. The increase in marketing, distribution and administrative expenses in the first quarter 2003 is due to increased domestic marketing costs for Michelob ULTRA, increased Budweiser marketing costs in China and increased company-owned beer branch distribution costs.
         Operating income was $764.1 million, an increase of $59.1 million, or 8.4% in 2003 versus the first quarter 2002. Operating margin for the first quarter 2003 increased 80 basis points to 23.3%.
         Net interest cost (interest expense less interest income) was $98.6 million for the first quarter 2003, an increase of $9.1 million, or 10.2% compared to the first quarter 2002. The increase in net interest cost in 2003 is due to the impact of higher average outstanding debt balances partially offset by lower interest rates compared to prior year. Interest capitalized increased $0.1 million, to $4.4 million for the first quarter 2003.
         Other income/expense, net includes earnings from the company's limited partnership investments in beer wholesalers, in addition to numerous other items of a nonoperating nature that do not have a material impact on the company's consolidated results of operations, either individually or in total. For the first quarter of 2003 and 2002, the company had other expense of $0.2 million and $0.9 million, respectively.
         Income before income taxes was $669.7 million, an increase of $50.8 million, or 8.2% versus first quarter 2002. This increase reflects increased domestic beer segment pretax income, along with improved results for international beer operations (excluding equity income) and packaging segment operations. Domestic beer income before income taxes was $799.6 million, an increase of $63.6 million, or 8.6% versus prior year, primarily reflecting higher revenue per barrel and higher beer sales volume.
         International beer segment pretax income was $20.2 million, an increase of $3.5 million, or 21% in the first quarter versus 2002 primarily due to volume and profit growth in China.
         Packaging segment pretax profits were $33.8 million, an increase of $3.1 million, or 10% in the first quarter 2003. This increase is primarily due to higher soft drink can volume and prices along with increased volume and lower costs at the company's bottle manufacturing operation.
         Entertainment segment pretax results for the first quarter 2003 declined $6 million compared to the first quarter 2002, due principally to the later Easter holiday period in 2003 compared to 2002.
         Equity income of $74.4 million declined $23 million in the first quarter 2003 versus 2002, primarily due to a $17 million one-time income tax benefit included in 2002 Modelo equity income. The tax benefit resulted from lower Mexican income tax rates enacted in the first quarter of 2002. The Mexican tax benefit included in Modelo equity income was largely offset by higher U.S. taxes included in the 2002 consolidated income tax provision.
         Normalized to exclude the 2002 tax benefit, equity income decreased $6 million in the first quarter 2003 versus 2002. The decline reflects lower Modelo earnings primarily due to lower beer sales volume in Mexico.
         Anheuser-Busch's effective tax rate declined to 38.7% in the first quarter 2003 versus 42.0% in the first quarter 2002. The effective tax rate in 2002 was unusually high due to the U.S. deferred income tax offset to the Mexican income tax rate benefit included in equity income.

         Net income of $484.8 million was an increase of $28.7 million, or 6.3% over first quarter 2002. Diluted earnings per share were $.57, an increase of 11.8% compared to the first quarter 2002. Earnings per share continue to benefit from the company's ongoing share repurchase program. The company repurchased almost 13 million shares in the first quarter 2003.

LIQUIDITY AND FINANCIAL CONDITION
---------------------------------

         Cash at March 31, 2003 was $114.9 million, a decrease of $74 million from the December 31, 2002 balance. The principal source of the company's cash flow is cash generated by operations. Principal uses of cash are capital expenditures, share repurchase, dividends and business investments. The company generated operating cash flow before the change in working capital of $701.3 million for the first quarter 2003. See the consolidated statement of cash flows for detailed information. Cash generated by the company's business segments is projected to exceed funding requirements for each segment's anticipated capital spending. The net issuance of debt provides an additional source of cash as necessary for share repurchase, dividends and business investments. The use of debt financing lowers the company's overall cost of capital.
         The company's net debt balance increased $263.1 million since December 31, 2002, compared to an increase of $22.1 million during the first quarter 2002. The changes in debt are outlined below.
         Debt issuances were $397.2 million and $72.9 million, respectively, in the first quarter 2003 and 2002, as shown below:

--------------------------------------------------------------------------------
                               Amount                Interest Rate
   Description               (Millions)          (Fixed Unless Noted)
--------------------------------------------------------------------------------
2003
U.S. Dollar Notes             $396.9        $198.0 at 4.5%; $198.9 at 4.625%
Other, net                       0.3                   Various

2002
Commercial Paper               $72.6        1.98% Weighted average floating
Other, net                       0.3                   Various
--------------------------------------------------------------------------------

         Debt reductions were $134.1 million and $50.8 million, respectively, in the first quarter 2003 and 2002, as shown below.

--------------------------------------------------------------------------------
                               Amount                Interest Rate
   Description               (Millions)          (Fixed Unless Noted)
--------------------------------------------------------------------------------
2003
Commercial Paper              $83.1         1.25% Weighted average floating
ESOP Note                      44.0                    8.25%
Other, net                      7.0                  Various

2002
ESOP Note                     $41.9                    8.25%
Other, Net                      8.9                  Various
--------------------------------------------------------------------------------

         At March 31, 2003, $329.7 million of outstanding commercial paper borrowings were classified as long-term since commercial paper is maintained on a long-term basis with on-going support provided by the company's $2 billion revolving credit agreement.
         Capital expenditures during the first quarter 2003 were $222.2 million, compared to $181.7 million for the first quarter 2002. Full year 2003 capital expenditures are expected to approximate $950 million to $1 billion.
         On April 3, 2003, the company invested $116.4 million in convertible bonds of Tsingtao, the largest brewer in China. The company is expected to invest an additional $65.2 million in Tsingtao in the next year for a total investment of $181.6 million. See footnote 9 for additional information.
         At its March meeting, the Board of Directors approved a new 100 million common share repurchase program. The program is similar to the company's existing repurchase authorization, which has approximately 4 million shares remaining available for repurchase as of March 31, 2003.
         At its April meeting, the Board of Directors declared a regular quarterly dividend of $.195 per share on outstanding shares of the company's common stock, payable June 9, 2003, to shareholders of record May 9, 2003.

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

ITEM 3. RISK MANAGEMENT
         The company's derivatives holdings fluctuate during the year based on normal and recurring changes in purchasing and production activity. The company has experienced slightly higher derivatives use as raw material inputs have increased in conjunction with increases in domestic beer volume. Since December 31, 2002, there have been no material changes in the company's interest rate, commodity price and foreign currency exposures, no changes in the types of derivative instruments used to hedge those exposures, and no significant changes in underlying market conditions.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls
-------------------
         It is the responsibility of the chief executive officer and chief financial officer to ensure the company maintains disclosure controls and procedures designed to provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is identified and communicated to senior management on a timely basis. The company's disclosure controls and procedures include mandatory communication of material subsidiary events, automated accounting processing and reporting, management review of monthly and quarterly results, periodic subsidiary business reviews, an established system of internal controls and rotating internal control reviews by the company's internal auditors.

         During the first quarter, the chief executive officer and chief financial officer evaluated the company's disclosure controls and have concluded the controls and procedures currently in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis. Additionally, there have been no material changes to the company's system of internal controls or changes in other factors affecting the operation of the internal controls in the three months since Anheuser-Busch management last evaluated the system of internal controls in conjunction with the preparation of financial statements for the year ended December 31, 2002.

                         PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES
         On January 2, 2003, the company issued out of treasury shares a total of 3,584 shares of the company's common stock ($1 par value) to four members of the Board of Directors of the company in lieu of cash for all or a portion of those members' 2003 annual retainer fee pursuant to the company's Non-Employee Director Elective Stock Acquisition Plan. These transactions were exempt from registration and prospectus delivery requirements of the Securities Act of 1933 pursuant to Section 4(2) of the Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         At the Annual Meeting of Shareholders of the company held April 23, 2003, the following matters were voted upon:

     1. Election of James J. Forese, Vernon R. Loucks, Jr., Vilma S. Martinez, William Porter Payne and Edward E. Whitacre, Jr. to serve as Directors of the company for a term of three years.

                                                             For                         Withheld
                                                 ----------------------------    --------------------------
              James J. Forese                            722,251,087                    10,962,192
              Vernon R. Loucks, Jr.                      686,765,678                    46,447,601
              Vilma S. Martinez                          686,903,514                    46,309,765
              William Porter Payne                       722,505,773                    10,707,506
              Edward E. Whitacre, Jr.                    713,141,558                    20,071,721

     2.       Approve an Amendment to the 1998 Incentive Stock Plan.

              For                           649,880,616
              Against                        75,115,736
              Abstain                         8,216,627
              Non-Votes                             301

     3.       Approve the Stock Plan for Non-Employee Directors.

              For                           663,979,931
              Against                        61,152,435
              Abstain                         8,080,413
              Non-Votes                             501

     4. Approve the employment of PricewaterhouseCoopers LLP, as independent accountants, to audit the books and accounts of the company for 2003.

              For                           665,689,370
              Against                        61,828,562
              Abstain                         5,695,347
              Non-Votes                               0

     5.       Shareholder proposal concerning the Chairman of the Board.

              For                            61,320,678
              Against                       563,705,743
              Abstain                        12,640,241
              Non-Votes                      95,546,617

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

           (b)      Reports on Form 8-K
                    -------------------

                    No reports on Form 8-K were filed during the three-month period ended March 31, 2003.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ANHEUSER-BUSCH COMPANIES, INC.
                                  (Registrant)

                                  /s/ W. Randolph Baker
                                  ---------------------------------------------
                                  W. Randolph Baker
                                  Vice President and Chief Financial Officer
                                  (Chief Financial Officer)
                                  April 30, 2003



                                  /s/ John F. Kelly
                                  ---------------------------------------------
                                  John F. Kelly
                                  Vice President and Controller
                                  (Chief Accounting Officer)
                                  April 30, 2003

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

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

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


Date:       April 30, 2003               /s/ Patrick T. Stokes
       ----------------------------      --------------------------------------
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

4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function);

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


Date:     April 30, 2003             /s/ W. Randolph Baker
      -----------------------        ------------------------------------------
                                     W. Randolph Baker
                                     Vice President and Chief Financial Officer
                                     Anheuser-Busch Companies, Inc.