Form 10-Q
period 2003-06-30
ANHEUSER BUSCH COMPANIES INC
filed 2003-07-25
CIK 310569

                    SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d)
                   Of the Securities Exchange Act of 1934


                       For Quarter Ended June 30, 2003


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

     $1 Par Value Common Stock - 826,765,606 shares as of June 30, 2003

                                           CONSOLIDATED BALANCE SHEET
                           Anheuser-Busch Companies, Inc. and Subsidiaries (Unaudited)


-----------------------------------------------------------------------------------------------------------------
                                                                        June 30,                 December 31,
(In millions)                                                             2003                       2002
                                                                ----------------------      ---------------------
Assets
Current Assets:
     Cash                                                                  $143.0                      $188.9
     Accounts receivable                                                    912.6                       630.4
     Inventories:
         Raw materials and supplies                                         218.8                       294.1
         Work in progress                                                    88.1                        82.8
         Finished goods                                                     224.5                       186.7
           Total inventories                                                531.4                       563.6
     Other current assets                                                   177.3                       121.8
                                                                ----------------------      ---------------------
           Total current assets                                           1,764.3                     1,504.7
Investments in affiliated companies                                       2,940.4                     2,827.9
Other assets                                                              1,401.2                     1,423.0
Plant and equipment, net                                                  8,428.9                     8,363.9
                                                                ----------------------      ---------------------
     Total Assets                                                       $14,534.8                   $14,119.5
                                                                ======================      =====================


Liabilities and Shareholders Equity
Current Liabilities:
     Accounts payable                                                    $1,000.9                      $986.6
     Accrued salaries, wages and benefits                                   253.1                       287.5
     Accrued taxes                                                          313.8                       181.0
     Other current liabilities                                              343.4                       332.6
                                                                ----------------------      ---------------------
           Total current liabilities                                      1,911.2                     1,787.7
                                                                ----------------------      ---------------------
Postretirement benefits                                                     470.4                       474.2
                                                                ----------------------      ---------------------
Debt                                                                      7,055.6                     6,603.2
                                                                ----------------------      ---------------------
Deferred income taxes                                                     1,373.8                     1,345.1
                                                                ----------------------      ---------------------
Other long-term liabilities                                                 865.4                       857.0
                                                                ----------------------      ---------------------
Shareholders Equity:
     Common stock, $1.00 par value, 1.6 billion
        shares authorized                                                 1,456.0                     1,453.4
     Capital in excess of par value                                       1,095.6                     1,024.5
     Retained earnings                                                   13,335.2                    12,544.0
     Treasury stock, at cost                                            (12,102.3)                  (11,008.6)
     Accumulated other comprehensive loss                                  (879.8)                     (870.7)
     ESOP debt guarantee                                                    (46.3)                      (90.3)
                                                                ----------------------      ---------------------
           Total Shareholders Equity                                      2,858.4                     3,052.3
                                                                ----------------------      ---------------------
Commitments and contingencies                                                --                         ---
                                                                ----------------------      ---------------------
           Total Liabilities and Shareholders Equity                    $14,534.8                   $14,119.5
                                                                ======================      =====================


-----------------------------------------------------------------------------------------------------------------
See the accompanying footnotes on pages 5 -- 12.

                                    CONSOLIDATED STATEMENT OF INCOME AND RETAINED EARNINGS
                                  Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)


-------------------------------------------------------------------------------------------------------------------------------
                                                    Second Qtr. Ended June 30,                  Six Months Ended June 30,
                                                ------------------------------------       ------------------------------------
(In millions, except per share)                       2003                2002                   2003                2002
                                                ----------------    ----------------       ----------------    ----------------

Gross sales                                        $4,339.3              $4,182.4             $8,134.2              $7,819.8
     Excise taxes                                    (569.1)               (556.3)            (1,083.4)             (1,057.1)
                                                ----------------    ----------------       ----------------    ----------------

Net sales                                           3,770.2               3,626.1              7,050.8               6,762.7
     Cost of sales                                 (2,189.9)             (2,119.8)            (4,164.3)             (4,034.4)
                                                ----------------    ----------------       ----------------    ----------------
Gross profit                                        1,580.3               1,506.3              2,886.5               2,728.3
     Marketing, distribution &
        administrative expenses                      (622.3)               (609.6)            (1,164.4)             (1,126.6)
                                                ----------------    ----------------       ----------------    ----------------

Operating income                                      958.0                 896.7              1,722.1               1,601.7
     Interest expense                                (102.3)                (91.3)              (201.0)               (180.9)
     Interest capitalized                               6.4                   4.7                 10.8                   9.0
     Interest income                                    0.2                   0.5                  0.3                   0.6
     Other income/(expense), net                       (0.8)                  0.6                 (1.0)                 (0.3)
                                                ----------------    ----------------       ----------------    ----------------

Income before income taxes                            861.5                 811.2              1,531.2               1,430.1
     Provision for income taxes                      (334.9)               (322.8)              (594.2)               (582.7)
Equity income, net of tax                             106.0                  98.1                180.4                 195.2
                                                ----------------    ----------------       ----------------    ----------------

Net income                                            632.6                 586.5              1,117.4               1,042.6

Retained earnings, beginning of period             12,864.7              11,556.2             12,544.0              11,258.2

Common stock dividends (per share:
2nd quarter, 2003 - $.195; 2002 - $.18
Six months, 2003 - $.39; 2002 - $.36)                (162.1)               (157.4)              (326.2)               (315.5)
                                                ----------------    ----------------       ----------------    ----------------

Retained earnings, end of period                  $13,335.2             $11,985.3            $13,335.2             $11,985.3
                                                ================    ================       ================    ================

Basic earnings per share                               $.76                  $.67                $1.34                 $1.19
                                                ================    ================       ================    ================

Diluted earnings per share                             $.75                  $.66                $1.32                 $1.17
                                                ================    ================       ================    ================

-------------------------------------------------------------------------------------------------------------------------------
See the accompanying footnotes on pages 5 -- 12.

                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                             Anheuser-Busch Companies, Inc. and Subsidiaries (Unaudited)


--------------------------------------------------------------------------------------------------------------------
                                                                                  Six Months Ended June 30,
                                                                           -----------------------------------------
(In millions)                                                                   2003                     2002
                                                                           ----------------        -----------------
Cash flow from operating activities:
     Net Income                                                                  $1,117.4              $1,042.6
     Adjustments to reconcile net income to cash provided by operating activities:
         Depreciation and amortization                                              429.0                 417.5
         Deferred income taxes                                                       28.7                  50.0
         Undistributed earnings of affiliated companies                             (50.7)               (148.4)
         Other, net                                                                  59.3                  89.6
                                                                           ----------------        -----------------
     Operating cash flow before change in working capital                         1,583.7               1,451.3
         Increase in working capital                                               (119.3)                (30.0)
                                                                           ----------------        -----------------
     Cash provided by operating activities                                        1,464.4               1,421.3
                                                                           ----------------        -----------------

Cash flow from investing activities:
     Capital expenditures                                                          (490.1)               (392.6)
     Business acquisitions                                                         (116.4)                 --
                                                                           ----------------        -----------------
     Cash used for investing activities                                            (606.5)               (392.6)
                                                                           ----------------        -----------------

Cash flow from financing activities:
     Increase in long-term debt                                                     576.9                 554.9
     Decrease in long-term debt                                                     (77.2)               (435.7)
     Dividends paid to shareholders                                                (326.2)               (315.5)
     Acquisition of treasury stock                                               (1,126.6)               (801.5)
     Shares issued under stock plans                                                 49.3                  95.3
                                                                           ----------------        -----------------
     Cash used for financing activities                                            (903.8)               (902.5)
                                                                           ----------------        -----------------
Net (decrease) / increase in cash during the period                                 (45.9)                126.2
Cash beginning of period                                                            188.9                 162.6
                                                                           ----------------        -----------------
Cash, end of period                                                                $143.0                $288.8
                                                                           ================        =================

--------------------------------------------------------------------------------------------------------------------
See the accompanying footnotes on pages 5 -- 12.

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

2.   Earnings Per Share
     ------------------
     Earnings per share are calculated by dividing net income by weighted-average common shares outstanding for the period. The difference between basic and diluted weighted-average common shares is due to the dilutive impact of unexercised in-the-money stock options. There were no adjustments to net income for any period shown for purposes of calculating earnings per share. Weighted-average common shares outstanding for the second quarter and six months ended June 30 are shown below (millions of shares):

                                                   Second Quarter                       Six Months
                                             ---------------------------        ---------------------------
                                                 2003           2002                2003           2002
                                             -----------    ------------        -----------    ------------

        Basic weighted average shares
          outstanding                             831.2           872.3              836.0           875.4
                                             ===========    ============        ===========    ============


        Diluted weighted average shares
          outstanding                             842.0           885.3              846.5           888.5
                                             ===========    ============        ===========    ============

3.   Comprehensive Income / (Loss)
     -----------------------------
     Comprehensive income for the second quarter and six months ended June 30 follows (in millions):

                                                         Second Quarter                           Six Months
                                                  -----------------------------       -----------------------------------
                                                      2003             2002                 2003               2002
                                                  ------------    -------------       ---------------    ----------------

     Net income                                       $632.6         $586.5              $1,117.4            $1,042.6

     Foreign currency translation
       adjustment                                      176.3         (134.0)                (31.1)             (148.7)

     Deferred hedging gains/(losses)                     0.8            4.0                  (1.7)               31.9

     Deferred securities valuation gains                16.0           --                    23.7                --
                                                  ------------    -------------       ---------------    ----------------

       Comprehensive income                           $825.7         $456.5              $1,108.3              $925.8
                                                  ============    =============       ===============    ================


-------------------------------------------------------------------------------------------------------------------

     The components of Accumulated Other Comprehensive Loss as of June 30, 2003 and December 31, 2002 follow (in millions):

                                                                        June 30, 2003            Dec. 31, 2002
                                                                    ---------------------    --------------------

     Foreign currency translation adjustment                               $(470.7)                 $(439.6)

     Minimum pension obligation                                             (428.2)                  (428.2)

     Deferred hedging gains/(losses)                                          (7.6)                    (5.9)

     Deferred securities valuation gains                                      26.7                      3.0
                                                                    ---------------------    --------------------

        Total accumulated other comprehensive loss                         $(879.8)                 $(870.7)
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

     Gains and losses due to commodity hedge ineffectiveness are recognized as a component of cost of sales in the income statement. The company recognized net gains due to hedge ineffectiveness totaling $0.8 million for the second quarter and $0.9 million for the six months of 2003, compared to net gains of $0.2 million and no net gain or loss for the similar 2002 periods.

     Gains and losses deferred in equity will be recognized in cost of sales when the underlying transactions occur --- generally over the next 12 to 24 months. When recognized, these gains and losses will essentially offset price changes in the underlying transaction compared to the original hedged amount.

5.   Goodwill
     --------
     Following is goodwill by business segment, as of June 30, 2003 and December 31, 2002 (in millions). Goodwill is included in either Other Assets or Investment in Affiliated Companies, as appropriate, in the consolidated balance sheet.


                                                        June 30, 2003        Dec. 31, 2002
                                                     ------------------    ------------------

        Domestic Beer                                          $ ---                 $ ---

        International Beer                                     716.9                 715.2

        Packaging                                               21.9                  21.9

        Entertainment                                          288.3                 288.3
                                                     ------------------    ------------------

           Total goodwill                                   $1,027.1              $1,025.4
                                                     ==================    ==================

6.   Stock Based Compensation
     ------------------------
     The company accounts for employee stock options in accordance with APB 25, "Accounting for Stock Issued to Employees." Under APB 25, the company recognizes no compensation expense related to employee stock options, since options are always granted with an exercise price equal to the market price of the company's stock on the day of grant.

     Because no compensation expense is recognized under APB 25, the company makes pro forma disclosures of net income and diluted earnings per share as if compensation expense had been recognized based on the fair value of the stock options on the grant date as determined under FAS 123.

     To determine the pro forma impact, the fair value of stock options is estimated on the date of grant using the Black-Scholes option-pricing model and is then hypothetically amortized to compensation expense over the three-year vesting period. The pro forma impact for the second quarter and six months ended June 30 follows (in millions, except per share):

                                                        Second Quarter                         Six Months
                                                  ---------------------------        -------------------------------

                                                      2003            2002                2003             2002
                                                  -----------     -----------        -------------    --------------

    Reported Net Income                               $632.6          $586.5             $1,117.4          $1,042.6

    Pro Forma Impact of Expensing
      Stock Options                                    (27.8)          (23.1)               (55.7)            (46.2)
                                                  -----------     -----------        -------------    --------------

    Pro Forma Net Income                              $604.8          $563.4             $1,061.7            $996.4
                                                  ===========     ===========        =============    ==============

    Reported Basic Earnings Per Share
                                                        $.76            $.67                $1.34             $1.19

    Pro Forma Impact of Expensing
      Stock Options                                     (.03)           (.02)                (.07)             (.05)
                                                  -----------     -----------        -------------    --------------

    Pro Forma Basic Earnings Per Share
                                                        $.73            $.65                $1.27             $1.14
                                                  ===========     ===========        =============    ==============

    Reported Diluted Earnings Per Share
                                                        $.75            $.66                $1.32             $1.17

    Pro Forma Impact of Expensing
      Stock Options                                     (.03)           (.02)                (.07)             (.05)
                                                  -----------     -----------        -------------    --------------

    Pro Forma Diluted Earnings Per Share
                                                        $.72            $.64                $1.25             $1.12
                                                  ===========     ===========        =============    ==============

     For FAS 123 disclosure purposes, the weighted-average fair value of stock options granted is required to be based on a theoretical option-pricing model. In actuality, because the company's employee stock options are not traded on an exchange, employees can receive no value nor derive any benefit from holding stock options under these plans without an increase in the market price of Anheuser-Busch stock. Such an increase in stock price benefits all stockholders.

7.   Pension Plan Accounting Assumptions
     -----------------------------------
     In the first quarter 2003, the company lowered its assumed long-term rate of return on its defined benefit pension plan assets from 9.25% to 8.5%, and also reduced its assumed rate of compensation increases from 4.75% to 4.25%. The company believes the revised asset return assumption better reflects the current long-term market outlook, while the lower compensation increase assumption is more representative of the company's actual experience over the last five years. Combined, these changes will increase annual pension expense and therefore reduce income before income taxes approximately
     $13 million ($.01 per share) in 2003.

8.   Tsingtao Investment
     -------------------
     On April 3, 2003, the company announced the completion of its strategic alliance with Tsingtao Brewery Company, Ltd., the largest brewer in China, and producer of the Tsingtao brand. Under the agreement, Anheuser-Busch invested $116.4 million for two convertible bonds, and will invest an additional $65.2 million to purchase a third convertible bond within 12 months for a total investment of $181.6 million.

     The first bond was converted to voting stock on July 2, 2003, increasing the company's voting stake in Tsingtao from 4.5% to 9.9%. Anheuser-Busch continues to account for its investment on the cost basis, as it is currently unable to exercise significant influence over Tsingtao's business policies and operations. When the remaining bonds are converted over the next seven years, the company's economic ownership interest will ultimately increase to 27% of Tsingtao.

9.   Business Segments Information
     -----------------------------
     Comparative business segment information for the second quarter ended June 30, 2003 (in millions):

                         --------------------------------------------------------------------------------------------
                             Domestic       Int'l                                           Corporate &
                               Beer         Beer          Packaging     Entertain.  Other      Elims.       Consol.
---------------------------------------------------------------------------------------------------------------------
2003

Gross Sales                  $3,397.5        201.0           589.9        280.3     21.2       (150.6)      $4,339.3

Net Sales:

- Intersegment                    ---          ---          $232.9          ---      1.2       (234.1)          $---

- External                   $2,870.8        158.6           357.0        280.3     20.0         83.5       $3,770.2

Income Before                  $875.7         25.9            50.5         66.0      2.5       (159.1)        $861.5
  Income Taxes

Equity Income,                    ---       $106.0             ---          ---      ---          ---         $106.0
  Net of Tax

Net Income                     $542.9        122.1            31.3         40.9      1.5       (106.1)        $632.6
---------------------------------------------------------------------------------------------------------------------

                         --------------------------------------------------------------------------------------------
                             Domestic       Int'l                                           Corporate &
                               Beer         Beer          Packaging     Entertain.  Other      Elims.       Consol.
---------------------------------------------------------------------------------------------------------------------
2002

Gross Sales                  $3,279.3        199.7           576.7        265.0     32.3       (170.6)      $4,182.4

Net Sales:

- Intersegment                    ---          ---          $235.8          ---      8.9       (244.7)          $---

- External                   $2,759.1        163.6           340.9        265.0     23.4         74.1       $3,626.1

Income Before
  Income Taxes                 $815.8         28.5            47.9         70.9      4.7       (156.6)        $811.2

Equity Income,
  Net of Tax                      ---        $98.1             ---          ---      ---          ---          $98.1

Net Income                     $505.8        115.7            29.7         44.0      2.9       (111.6)        $586.5
---------------------------------------------------------------------------------------------------------------------

     Comparative business segment information for the six months ended June 30, 2003 (in millions):

                         --------------------------------------------------------------------------------------------
                             Domestic       Int'l                                           Corporate &
                               Beer         Beer          Packaging     Entertain.  Other      Elims.       Consol.
---------------------------------------------------------------------------------------------------------------------
2003

Gross Sales                  $6,536.3       367.2         1,086.9        406.1     33.3       (295.6)     $8,134.2

Net Sales:

- Intersegment                    ---         ---          $447.4          ---      2.3       (449.7)         $---

- External                   $5,521.5       298.6           639.5        406.1     31.0        154.1      $7,050.8

Income Before                $1,675.3        46.1            84.3         45.5     (0.1)      (319.9)     $1,531.2
  Income Taxes

Equity Income,                    ---      $180.4             ---          ---      ---          ---        $180.4
  Net of Tax

Net Income                   $1,038.7       209.0            52.3         28.2     (0.1)      (210.7)     $1,117.4
---------------------------------------------------------------------------------------------------------------------



                         --------------------------------------------------------------------------------------------
                             Domestic       Int'l                                           Corporate &
                               Beer         Beer          Packaging     Entertain.  Other      Elims.       Consol.
---------------------------------------------------------------------------------------------------------------------
2002

Gross Sales                  $6,306.9        343.7         1,046.3        390.8     49.7       (317.6)      $7,819.8

Net Sales:

- Intersegment                    ---          ---          $445.1          ---     13.2       (458.3)          $---

- External                   $5,307.3        286.2           601.2        390.8     36.5        140.7       $6,762.7

Income Before
  Income Taxes               $1,551.8         45.2            78.6         56.4      3.3       (305.2)      $1,430.1

Equity Income,
  Net of Tax                      ---       $195.2             ---          ---      ---          ---         $195.2

Net Income                     $962.1        223.2            48.7         35.0      2.0       (228.4)      $1,042.6
---------------------------------------------------------------------------------------------------------------------

10.  Cash Commitments
     ----------------
     At June 30, 2003, the company had the following cash commitments through 2007 (in millions):


                                                         ------------------------------------------------------------
                                                            2003         2004        2005        2006          2007
                                                         ------------------------------------------------------------

      Capital expenditures                                $  261           --         --           --            --

      Maturities of long-term debt                           400         $251         --         $420          $250

      Operating leases                                        17           32        $28           23            15

      Brewing and packaging materials                        521           85         64           80            80
                                                         -----------------------------------------------------------

                                                          $1,199         $368        $92         $523          $345
                                                         ===========================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL
        CONDITION

INTRODUCTION
------------
         This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of Anheuser-Busch Companies, Inc. for the second quarter and six months ended June 30, 2003, compared to the second quarter and six months ended June 30, 2002, and the year ended December 31, 2002. This discussion should be read in combination with the consolidated financial statements and notes included in the company's annual report to shareholders for the year ended December 31, 2002.
         This discussion contains forward-looking statements regarding the company's expectations concerning its future operations, earnings and prospects. On the date the forward-looking statements are made, the statements represent the company's expectations, but such expectations may change. These expectations involve risks and uncertainties (both favorable and unfavorable) and are based on many assumptions that the company believes to be reasonable, but such assumptions may ultimately prove to be inaccurate or incomplete, in whole or in part. Accordingly, there can be no assurances that the company's expectations and forward-looking statements will be correct. Important factors that could cause actual results to differ (favorably or unfavorably) from the expectations stated in this discussion include, among others, changes in the pricing environment for the company's products; changes in U.S. demand for malt beverage products; changes in consumer preference for the company's malt beverage products; regulatory or legislative changes; changes in the litigation to which the company is a party; changes in raw materials costs; changes in packaging materials costs; changes in interest rates; changes in foreign currency exchange rates; unusual weather conditions that could impact beer consumption in the U.S.; changes in attendance and consumer spending patterns for the company's theme park operations; changes in demand for aluminum beverage containers; changes in the company's international beer business or in the beer business of the company's international equity partners; and the effect of stock market conditions on the company's share repurchase program. Anheuser-Busch disclaims any obligation to update any of these forward-looking statements. If the company determines to update any forward-looking statement, it will do so publicly. No private statements by the company or its personnel should be interpreted as updating forward-looking statements.

SECOND QUARTER AND FIRST SIX MONTHS OF 2003 FINANCIAL RESULTS
-------------------------------------------------------------
         Led by continued strong growth in its domestic beer business, Anheuser-Busch achieved record sales and earnings for the second quarter and first six months of 2003. Second quarter and first six months diluted earnings per share increased 13.6% and 12.8%, respectively, versus the same 2002 periods.
         Anheuser-Busch once again delivered strong, dependable growth in earnings per share and return on capital. The second quarter represents the company's 19th consecutive quarter of solid double-digit earnings per share growth. Domestic revenue per barrel growth drove continued improvement in profit margins, with gross profit margin improving 40 basis points in the second quarter 2003 and 60 basis points for the first six months of the year. Operating profit margin increased 70 basis points in both the second quarter and first six months of 2003. Return on capital employed improved to 17.9%, an increase of 130 basis points over the past twelve months.
         During the first six months of 2003, Anheuser-Busch has significantly increased revenue per barrel, margins and earnings per share while also achieving a significant increase in market share. The company is confident of achieving full year 2003 earnings per share growth in the 12% to 13% range. In addition, the company remains confident in its ability to consistently achieve its double-digit earnings per share growth objective over the long-term, targeting 12% growth in 2004.

RESULTS OF OPERATIONS
---------------------
         Key operating results for the second quarter and first six months of 2003 are summarized in the following tables:

-----------------------------------------------------------------------------------------------------------------------
                                                                    ($ in millions, except per share)
                                                  ---------------------------------------------------------------------
                                                          Second Quarter                       2003 versus 2002
                                                  -----------------------------       ---------------------------------
                                                      2003              2002               $                    %
                                                  -----------        ----------       -----------          ------------
Gross Sales                                            $4,339            $4,182           Up $157              Up 3.8%
Net Sales                                              $3,770            $3,626           Up $144              Up 4.0%
Income Before Income Taxes                               $862              $811            Up $51              Up 6.2%
Equity Income, Net of Tax                                $106               $98             Up $8              Up 8.1%
Net Income                                               $633              $587            Up $46              Up 7.8%
Diluted Earnings per Share                               $.75              $.66           Up $.09             Up 13.6%
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
                                                                 ($ in millions, except per share)
                                                  ---------------------------------------------------------------------
                                                         First Six Months                      2003 versus 2002
                                                  -----------------------------       ---------------------------------
                                                      2003              2002               $                    %
                                                  -----------        ----------       -----------          ------------
Gross Sales                                            $8,134            $7,820           Up $314              Up 4.0%
Net Sales                                              $7,051            $6,763           Up $288              Up 4.3%
Income Before Income Taxes                             $1,531            $1,430           Up $101              Up 7.1%
Equity Income, Net of Tax                                $180              $195            Dn $15              Dn 7.6%
Net Income                                             $1,117            $1,043            Up $74              Up 7.2%
Diluted Earnings per Share                              $1.32             $1.17           Up $.15             Up 12.8%
-----------------------------------------------------------------------------------------------------------------------

         A discussion of financial results for the second quarter and first six months of 2003 follows.
         Anheuser-Busch achieved record gross sales of $4.3 billion and $8.1 billion, and record net sales of $3.8 billion and $7.1 billion, respectively, in the second quarter and first six months of 2003. These amounts represent gross sales increases over 2002 of 3.8% for the second quarter, and 4% for the six months. Net sales increased over 2002 by 4% and 4.3%, respectively, for the same periods. The differences between gross and net sales reflect beer excise taxes paid by the company on its products.
         The increases in consolidated gross and net sales are primarily the result of 4% sales increases in both the second quarter and first six months of 2003 for the domestic beer segment, due to higher revenue per barrel and beer volume. The second quarter sales increase also included higher sales for the packaging and entertainment segments partially offset by lower revenue from international beer operations. International beer sales volume was down 4.7% in the second quarter due primarily to impact of the SARS outbreak in China. In recent weeks, Anheuser-Busch sales in China have rebounded and are now back on a growth trend. Year-to-date, packaging, entertainment and international beer registered sales increases of $38.3 million, $15.3 million and $12.4 million, respectively.
         Domestic beer revenue per barrel generated $95.2 million and $168.0 million in net sales improvement for the second quarter and first six months of 2003, respectively, while higher beer volume contributed $16.5 million and $46.2 million, respectively, to the increases for the same periods. Domestic revenue per barrel grew 3.5% and 3.1% in the second quarter and first six months of 2003, respectively, versus the same periods in 2002, reflecting the continued favorable beer industry pricing environment. Revenue per barrel has now increased by 2% or more for 19 consecutive quarters. Consistent with the company's practice of implementing moderate annual price increases in two phases, Anheuser-Busch plans to initiate selected pricing actions in the fourth quarter 2003. The revenue enhancement initiatives will again be tailored to specific markets, brands and packages.
         Domestic beer sales-to-wholesalers volume increased 0.7% for the second quarter of 2003 versus the second quarter 2002, and 1.0% for the first six months of 2003. Wholesaler sales-to-retailers volume was up 0.3% for both the second quarter and first six months of 2003 versus comparative 2002 periods. Second quarter and year-to-date volume has been impacted by unfavorable weather over much of the country. Sales improved over the July 4th holiday, which experienced more normal weather.

         The company's beer volume for the second quarter and first six months of 2003 is summarized in the following table:

-----------------------------------------------------------------------------------------------------------------------
                         Reported Beer Volume (millions of barrels) for Periods Ended June 30
-----------------------------------------------------------------------------------------------------------------------
                                                    Second Quarter                             Six Months
                                        -------------------------------------     -------------------------------------
                                                             Versus 2002                              Versus 2002
                                                      -----------------------                  ------------------------
                                          2003         Barrels          %           2003        Barrels           %
                                        --------      ---------      --------     --------     ---------      ---------
Domestic                                  26.8          Up 0.2        Up 0.7%       51.8         Up 0.5        Up 1.0%
International                              2.1          Dn 0.1        Dn 4.7%        3.9        Up 0.03        Up 0.7%
                                        --------      ---------      --------     --------     ---------      ---------
    Worldwide A-B Brands                  28.9          Up 0.1        Up 0.3%       55.7         Up 0.5        Up 1.0%
Int'l Equity Partner Brands                5.1          Up 0.2        Up 4.5%        9.4         Up 0.1        Up 1.1%
                                        --------      ---------      --------     --------     ---------      ---------
    Total Brands                          34.0          Up 0.3        Up 0.9%       65.1         Up 0.6        Up 1.0%
                                        ========      =========      ========     ========     =========      =========

-----------------------------------------------------------------------------------------------------------------------

         Worldwide Anheuser-Busch beer sales volume increased 0.3% and 1.0%, respectively, for the second quarter and first six months of 2003, to
28.9 million and 55.7 million barrels. Worldwide beer volume is comprised of domestic volume and international volume. Domestic volume represents Anheuser-Busch beer produced and shipped within the United States. International volume represents exports from the company's U.S. breweries to markets around the world, plus Anheuser-Busch brands produced overseas by company-owned breweries and under license and contract brewing agreements.
         Total volume, which combines worldwide Anheuser-Busch brand volume with equity volume (representing the company's share of its foreign equity partners' volume), was 34.0 million barrels in the second quarter 2003, up 300,000 barrels, or 0.9% versus second quarter 2002. Total volume for the first six months increased 1.0%, to 65.1 million barrels.
         Anheuser-Busch reported domestic beer sales-to-wholesalers of
26.8 million barrels in the second quarter 2003 and 51.8 million barrels in the first six months. This represents increases of 0.7% for the second quarter and 1.0% for the first six months, compared to 2002. These increases were led by Bud Light and Michelob ULTRA. The company's domestic market share (excluding exports) for the first six months of 2003 was 50.0%, compared to 2002 market share of 48.4%. Domestic market share is determined based on beer industry sales estimates provided by the Beer Institute and the U.S. Department of Commerce.

         International Anheuser-Busch brand beer volume for the second quarter and first six months of 2003 was 2.1 million and 3.9 million barrels, respectively, representing a decrease of 4.7% in the second quarter and an increase of 0.7% for the first six months, versus comparable 2002 periods. The decline in second quarter volume is primarily attributable to lower beer volume sales in China, due to SARS, and in the United Kingdom. The year-to-date increase is primarily due to volume growth in China.
         Cost of sales was $2.19 billion and $4.16 billion, respectively, for the second quarter and first six months of 2003, reflecting increases of $70.1 million, or 3.3%, and $129.9 million, or 3.2%, respectively, compared to 2002. The increases in cost of sales for the second quarter and first six months are due to higher beer sales volume, higher domestic beer production costs, primarily increased brewing and packaging material costs and utilities costs, higher theme park operating costs and increased costs for the company's commodity recycling business. Gross profit as a percentage of net sales was 41.9% for the second quarter and 40.9% for the first six months of 2003, representing increases of 40 and 60 basis points, respectively, versus 2002.
         Marketing, distribution and administrative expenses for the second quarter 2003 were $622.3 million, an increase of $12.7 million, or 2.1% compared with second quarter 2002. For the first six months of 2003, these expenses were $1.16 billion, an increase of $37.8 million, or 3.4% versus last year. The increase in marketing, distribution and administrative expenses in the second quarter is principally due to higher international beer marketing costs and increased theme park costs. The increase for the first six months is primarily due to higher domestic beer marketing costs related to Michelob ULTRA, increased company-owned beer distribution costs, higher international beer marketing costs and increased theme park marketing costs.
         Operating income increased $61.3 million, or 6.8% in the second quarter 2003, and was up $120.4 million, or 7.5% for the first six months, versus comparable periods in 2002. Operating margins for the second quarter and first six months were 25.4% and 24.4%, respectively, for increases of 70 basis points in both periods.
         Interest expense net of interest income was $102.1 million for the second quarter and $200.7 million for the first six months of 2003, representing increases of 12.4% and 11.3%, respectively, compared to the corresponding periods in 2002. The increases in

2003 are due to the impact of higher average outstanding debt balances partially offset by lower effective interest rates compared to last year.
         Interest capitalized increased 36% and 20.5% for the second quarter and first six months of 2003, respectively, to $6.4 million and $10.8 million. These increases are primarily due to increased capital spending and the timing of project in-service dates, and are influenced by lower average interest rates in 2003.
         The company had other expense of $0.8 million in the second quarter and $1.0 million for the first six months of 2003. Other income/expense, net includes equity earnings from the company's limited partnership investments in beer wholesalers and numerous other items of a nonoperating nature that do not impact the company's results of operations, either individually or in total.
         Income before income taxes was $861.5 million, an increase of $50.3 million, or 6.2% versus first quarter 2002. Income before income taxes of $1.53 billion for the first six months increased $101.1 million, or 7.1% compared to 2002. The increase for the second quarter reflects increased domestic beer segment pretax income along with improved profit contribution from packaging segment operations, while the year-to-date increase is due to improved performance from the domestic and international beer segments and the packaging segment.
         Domestic beer pretax income was $875.7 million and $1.68 billion for the second quarter and first six months of 2003, respectively. This represents increases of $59.9 million, or 7.3% for the second quarter 2003 and $123.5 million, or 8.0% for the first six months versus prior year. Both of these increases are due to higher revenue per barrel and increased beer sales volume.
         International beer segment pretax income (excluding equity income) was $25.9 million for the second quarter of 2003 and $46.1 million for the first six months, representing a decrease of $2.6 million, or 9.2% in the second quarter and an increase of $0.9 million, or 2.0% for the first six months versus 2002. Second quarter pretax declined primarily due to lower volume in China and the United Kingdom. The increase for the first six months is primarily due to volume and profit growth in China.
         Packaging segment pretax profits in the second quarter 2003 were $50.5 million, an increase of $2.6 million, or 5.4%. For the first six months, pretax profits were $84.3 million, an increase of $5.7 million, or 7.2%. Packaging pretax profits were up both in the second quarter and for the first six months due to improved operating profits from the company's can, bottle and label manufacturing operations.
         Entertainment segment pretax results for the second quarter 2003 decreased $4.9 million, or 6.8% compared to the second quarter 2002, and were down $10.9 million, or 19.3% for the first six months. Results are down for both the quarter and year-to-date primarily due to lower attendance and higher park operating costs, partially offset by higher admissions pricing and in-park spending. Entertainment results include the cost of Operation Salute through June 30th. Operation Salute is Anheuser-Busch's theme park military appreciation program, providing free single-day admission to SeaWorld, Busch Gardens and Sesame Place parks to active duty military, active reservists, U.S. Coast Guard, National Guardsmen and as many as four of their direct dependents.
         Equity income was $106.0 million in the second quarter and $180.4 million for the first six months of 2003, an increase of $7.9 million, or 8.1% for the quarter and a decrease of $14.8 million, or 7.6% for the first six months versus the similar 2002 periods. The second quarter increase is due to higher Modelo and CCU earnings. Modelo's domestic sales volume improved during the second quarter, but the company's equity income growth from Modelo was dampened by difficult export volume comparisons to 2002 and a weaker peso. Anheuser-Busch's equity share of CCU earnings in the second quarter benefited by $5.5 million after-tax from the sale of a brewery in Croatia. The decrease in equity income for the first six months of 2003 is due to the $17 million one-time deferred income tax benefit included in 2002 Modelo equity income. The tax benefit resulted from lower Mexican income tax rates enacted in the first quarter of 2002. The Mexican deferred tax benefit included in Modelo equity income was largely offset by a corresponding higher U.S. deferred taxes included in the 2002 consolidated income tax provision.
         The company's effective tax rate decreased to 38.9% in the second quarter 2003 versus 39.8% last year, primarily due to a more favorable foreign tax credit position. The effective tax rate declined to 38.8% for the first six months of 2003 versus 40.7% for the first six months of 2002. The year-to-date effective tax rate in 2002 was unusually high due to the U.S. deferred income tax offset to the Mexican income tax rate benefit included in equity income. In addition, the effective tax rate in 2003 reflects the more favorable foreign tax credit position.

         Net income increased $46.1 million, or 7.8% during the second quarter 2003, and increased $74.8 million, or 7.2% for the first six months, versus the same periods last year. Diluted earnings per share were $.75 for the second quarter 2003, an increase of 13.6% compared to prior year, and were $1.32 for the first six months, an increase of 12.8% compared to the first half of 2002. Earnings per share continue to benefit from the company's share repurchase program. The company repurchased over 22 million shares in the first six months of 2003.

Return on Capital Employed
--------------------------
         Return on capital employed for the twelve months ended June 30, 2003, was 17.9%, an increase of 130 basis points over the twelve-month period ended June 30, 2002. Return on capital employed is computed as twelve months of net income before after-tax net interest (interest expense less interest capitalized) divided by average net investment. Net investment is defined as total assets less non-debt current liabilities. For 2003, after-tax net interest expense was $229 million, calculated as pretax net interest expense of $369 million less income taxes applied using a 38% tax rate. For 2002, after-tax net interest expense was $209 million, calculated as pretax net interest expense of $337 million less income taxes applied at 38%.

LIQUIDITY AND FINANCIAL CONDITION
---------------------------------
         Cash at June 30, 2003 was $143.0 million, a decrease of $45.9 million from the December 31, 2002 balance. The principal source of the company's cash flow is cash generated by operations. Principal uses of cash are capital expenditures, share repurchase, dividends and business investments. Operating cash flow before the change in working capital for the first six months of 2003 was $1.58 billion. See the consolidated statement of cash flows for detailed information. Cash generated by the company's business segments is projected to exceed funding requirements for each segment's currently anticipated capital spending. The net issuance of debt provides an additional source of cash as necessary for share repurchase, dividends and business investments. The use of debt financing lowers the company's overall cost of capital. The company's debt balance has increased $452.4 million since December 31, 2002.

         Debt issuances were $577.5 million and $560.1 million, respectively, during the first six months of 2003 and 2002, as shown below:

------------------------------------------------------------------------------------------------------------------
                                                 Amount                          Interest Rate
             Description                       (millions)                     (fixed unless noted)
------------------------------------------------------------------------------------------------------------------
2003
U.S. Dollar Notes                                 576.9        $198.0 at 4.5%; $198.9 at 4.625%; $180.0 at 5.35%
Other, net                                          0.6        Various

2002
U.S. Dollar Debentures                            550.0        6.5%
Industrial Revenue Bonds                            8.8        6.07% weighted average
Other, net                                          1.3        Various
------------------------------------------------------------------------------------------------------------------

         Debt reductions were $125.1 million and $477.6 million, respectively, during the first six months of 2003 and 2002, as shown below.


------------------------------------------------------------------------------------------------------------------
                                                 Amount                         Interest Rate
             Description                       (millions)                    (fixed unless noted)
------------------------------------------------------------------------------------------------------------------
2003
Commercial Paper                                   76.0        1.21% weighted average floating
ESOP Note                                          44.0        8.25%
Other, net                                          5.1        Various

2002
Commercial Paper                                  226.4        1.93% weighted average floating
U.S. Dollar Notes                                 200.0        6.75%
ESOP Note                                          41.9        8.25%
Other, net                                          9.3        Various
------------------------------------------------------------------------------------------------------------------

         At June 30, 2003, the company's commercial paper borrowings of $336.9 million were classified as long-term since they are maintained on a long-term basis with on-going support provided by the company's $2 billion revolving credit agreement.
         Effective July 1, 2003, the company called its $200 million 7.375% debentures due 2023. The company previously notified bondholders of this action in May 2003.

         Capital expenditures during the first six months of 2003 were $490.1 million, compared to $392.6 million for the first half of 2002. The increase in capital expenditures is essentially due to the timing of spending. Full year 2003 capital expenditures are expected to approximate $950 million to $1 billion.
         At its July meeting, the Board of Directors increased the regular quarterly dividend on outstanding shares of the company's common stock to $.22 per share, an increase of 12.8% from the prior rate of $.195 per share. This marks the 27th consecutive year of Anheuser-Busch dividend increases. The new dividend rate is payable September 9, 2003, to shareholders of record August 11, 2003. Anheuser-Busch's average annual dividend increase during the past five years was 8.4%, which represented top quartile dividend growth among S&P 500 companies. The higher dividend increase in 2003 reflects a change in the company's dividend policy. It is now the Board of Directors' intent to increase dividends per share in line with the company's earnings per share growth, versus a prior policy of increasing dividends per share somewhat less than the growth in earnings per share. This policy change reflects the recent reduction in the federal tax rate on corporate dividends.
         At its March meeting, the Board of Directors approved a new
100 million common share repurchase program. The program is similar to the company's previous authorization, which was completed during the second quarter 2003.

OTHER MATTERS
-------------
Tsingtao Investment
-------------------
         On April 3, 2003, the company invested $116.4 million in two convertible bonds of Tsingtao, the largest brewer in China. The company is expected to invest an additional $65.2 million in a third Tsingtao convertible bond in the next year for a total investment of $181.6 million. On July 2, 2003, the company converted the first bond, which increased its equity interest from 4.5% to 9.9%. See footnote 8 for additional information.

Beer Excise Taxes
-----------------
         Proposals to increase excise taxes on beer are confronted by the company and the brewing industry every year, and there is added pressure in 2003 to increase taxes to help offset state budget deficits. Anheuser-Busch understands spending cuts or temporary tax increases may be necessary for states to address their current budget concerns. However, the company believes the states should accomplish this objective in the most efficient and least harmful way possible, and does not believe excise taxes, which are regressive and primarily burden the working class, are the solution.
         Several states have considered increasing excise taxes and some legislation has been proposed. Company and industry representatives meet proactively with legislators and state administration officials to present arguments against increases in beer excise taxes. To date in 2003, there have been 29 proposals to increase state excise taxes. Proposals to increase taxes have been defeated in 17 states in 2003, and there are nine proposals pending. Three states have passed excise tax increases this year, Utah, Nebraska and Nevada.

Litigation Update
-----------------
         In January 1997, Maris Distributing Company, Inc., a former Anheuser-Busch wholesaler in Florida, initiated litigation against the company alleging breach of contract and twelve other claims. Anheuser-Busch terminated its distribution agreement with Maris Distributing in March 1997. During the course of litigation, nine claims were resolved in favor of Anheuser-Busch. In August 2001, a jury rendered a verdict against the company in the amount of $50 million on two remaining claims. The Court subsequently awarded plaintiffs an additional $22.6 million in accumulated pre-judgment interest on the jury award, which may continue to accrue at a rate which is fixed annually. Anheuser-Busch continues to believe it acted appropriately in terminating the distribution agreement of Maris Distributing. Both Maris and the company appealed. In May 2003, the Court of Appeals remanded the case to the trial court for resolution of pending matters. Neither appeal can be heard by the Court of Appeals until the trial court resolves these matters. The company continues to vigorously contest the judgment. However, resolution is not expected to occur quickly and the ultimate impact of this matter on the company's financial position, results of operations or liquidity/cash flows cannot presently be predicted. The company's reported results for 2003 do not include any expense related to the Maris Distributing judgment.

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

ITEM 3.  RISK MANAGEMENT
         The company's derivatives holdings fluctuate during the year based on normal and recurring changes in purchasing and production activity. The company has experienced higher derivatives use as raw material inputs have increased in conjunction with increases in domestic beer volume. Since December 31, 2002, there have been no material changes in the company's interest rate, commodity price and foreign currency exposures, no changes in the types of derivative instruments used to hedge those exposures, and no significant changes in underlying market conditions.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls
-------------------
         It is the responsibility of the chief executive officer and chief financial officer to ensure the company maintains disclosure controls and procedures designed to provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is identified and communicated to senior management on a timely basis. The company's disclosure controls and procedures include mandatory communication of material subsidiary events, automated accounting processing and reporting, management review of monthly and quarterly results, periodic subsidiary business reviews, an established system of internal controls and rotating internal control reviews by the company's internal auditors.
         The chief executive officer and chief financial officer evaluated the company's disclosure controls and procedures as of the end of the second quarter, and have concluded the controls and procedures currently in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis.

Additionally, there have been no material changes to the company's system of internal controls or changes in other factors affecting the operation of the internal controls in the three months since Anheuser-Busch management last evaluated the system of internal controls in conjunction with the preparation of financial statements for the quarter ended March 31, 2003.

                         PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a)   Exhibits
                 --------

                   12       Ratio of Earnings to Fixed Charges

                   99.1 Certification of Chief Executive Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

                   99.2 Certification of Chief Financial Officer required by Rule 13a-14(a)/15d-14(a) under the Exchange Act

                   99.3 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                            Section 906 of the Sarbanes-Oxley Act of 2002.

                   99.4 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                            Section 906 of the Sarbanes-Oxley Act of 2002.

           (b)   Reports on Form 8-K
                 -------------------

                              Item Reported                Date of Report
                              -------------                --------------

                 Item 7(c)    Exhibit - press release      April 23, 2003

                 Item 9       Regulation FD disclosure     April 23, 2003

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ANHEUSER-BUSCH COMPANIES, INC.
                                   (Registrant)

                                   /s/ W. Randolph Baker
                                   ------------------------------------------
                                   W. Randolph Baker
                                   Vice President and Chief Financial Officer
                                   (Chief Financial Officer)
                                   July 25, 2003



                                   /s/ John F. Kelly
                                   ------------------------------------------
                                   John F. Kelly
                                   Vice President and Controller
                                   (Chief Accounting Officer)
                                   July 25, 2003