Form 10-K/A
period 2002-12-31
ANHEUSER BUSCH COMPANIES INC
filed 2003-07-28
CIK 310569

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                            --------------------
                                 FORM 10-K/A
        (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR
        ENDED DECEMBER 31, 2002
        OR
        ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
        FROM              TO
             ------------    -------------

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

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2): Yes   X   No
                                             -----    -----

         As of June 28, 2002, the aggregate market value of the voting stock held by non-affiliate was $43,106,017,200.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

      $1 PAR VALUE COMMON STOCK 836,078,250 SHARES AS OF MARCH 11, 2003

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of Annual Report to Shareholders for the Year ended
  December 31, 2002. . . . . . . . . . . . . . . .PART I, PART II, AND PART IV

Portions of Definitive Proxy Statement for Annual Meeting of
  Shareholders on April 23, 2003. . . . . . . . . . . PART III and PART IV

Item 15 on pages 11 through 13 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2002 is amended by the addition of the following exhibits:

Exhibit 23.1   Consent of Independent Accountants

Exhibit 24.1   Power of Attorney

Exhibit 24.2 Resolution authorizing signature by certain officers of the Company

Exhibit 99.1   Certification of Chief Executive Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2   Certification of Chief Financial Officer pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.3   Financial Statements of the Anheuser-Busch Global Employee
               Stock Purchase Plan for the years ended March 31, 2003 and 2002.

This Form 10-K/A is filed pursuant to Rule 15d-21 promulgated under the Securities Exchange Act of 1934, as amended, and is submitted in order to file with the Securities and Exchange Commission the financial statements of the Anheuser-Busch Global Employee Stock Purchase Plan, an employee benefit plan. This Form 10-K/A does not contain any financial statements or financial information of Anheuser-Busch Companies, Inc. Accordingly, the certifications made below and in exhibits 99.1 and 99.2 concerning the absence of misstatements and omissions in the report and the fair presentation by the financial statements included in the report apply to the employee benefit plan and not to Anheuser-Busch Companies, Inc.

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

                                            ANHEUSER-BUSCH COMPANIES, INC.
                                                    (Registrant)

                                            By: /s/ JoBeth G. Brown
                                                ------------------------------
                                                       JoBeth G. Brown
                                                (Vice President and Secretary)
Date: July 28, 2003

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                                            Title                           Date
      PATRICK T. STOKES    *        Chief Executive Officer            July 28, 2003
---------------------------         and President and
      Patrick T. Stokes             Director (Principal
                                    Executive Officer)

      W. RANDOLPH BAKER    *        Vice President and                 July 28, 2003
---------------------------         Chief Financial Officer
      W. Randolph Baker             (Principal Financial Officer)

        JOHN F. KELLY      *        Vice President and                 July 28, 2003
---------------------------         Controller (Principal
        John F. Kelly               Accounting Officer)

     AUGUST A. BUSCH III   *        Director                           July 28, 2003
---------------------------
     August A. Busch III

    CARLOS FERNANDEZ G.    *        Director                           July 28, 2003
---------------------------
     Carlos Fernandez G.

                                    Director
---------------------------
     James J. Forese

        JOHN E. JACOB      *        Director                           July 28, 2003
---------------------------
        John E. Jacob



       JAMES R. JONES      *        Director                           July 28, 2003
---------------------------
       James R. Jones

      CHARLES F. KNIGHT    *        Director                           July 28, 2003
---------------------------
      Charles F. Knight

   VERNON R. LOUCKS, JR.   *        Director                           July 28, 2003
---------------------------
   Vernon R. Loucks, Jr.

       VILMA S. MARTINEZ   *        Director                           July 28, 2003
---------------------------
       Vilma S. Martinez

    WILLIAM PORTER PAYNE   *        Director                           July 28, 2003
---------------------------
    William Porter Payne

      JOYCE M. ROCHE       *        Director                           July 28, 2003
---------------------------
      Joyce M. Roche

    HENRY HUGH SHELTON     *        Director                           July 28, 2003
---------------------------
    Henry Hugh Shelton

     ANDREW C. TAYLOR      *        Director                           July 28, 2003
---------------------------
     Andrew C. Taylor

   DOUGLAS A. WARNER III   *        Director                           July 28, 2003
---------------------------
   Douglas A. Warner III

  EDWARD E. WHITACRE, JR.  *        Director                           July 28, 2003
---------------------------
   Edward E. Whitacre, Jr.


    *By /s/ JoBeth G. Brown         Attorney-in-Fact
        ------------------------
         JoBeth G. Brown


                               CERTIFICATIONS

I, Patrick T. Stokes, certify that:

1) I have reviewed this annual report on Form 10-K of Anheuser-Busch Companies, Inc.;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

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

     a) all significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  July 22, 2003                 /s/ Patrick T. Stokes
                                     ----------------------------
                                     Patrick T. Stokes
                                     President and Chief
                                      Executive Officer
                                     Anheuser-Busch Companies, Inc.

                               CERTIFICATIONS

I, W. Randolph Baker, certify that:

1) I have reviewed this annual report on Form 10-K of Anheuser-Busch Companies, Inc.;

2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

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

    a) all significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6) The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 22, 2003                            /s/ W. Randolph Baker
                                               -------------------------------
                                               W. Randolph Baker
                                               Vice President and Chief
                                                Financial Officer
                                               Anheuser-Busch Companies, Inc.

                               EXHIBIT INDEX

Exhibit 23.1  Consent of Independent Accountants

Exhibit 24.1  Power of Attorney

Exhibit 24.2 Resolution authorizing signature by certain officers of the Company

Exhibit 99.1  Certification of Chief Executive Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2  Certification of Chief Financial Officer pursuant to 18 U.S.C.
              Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.3  Financial Statements of the Anheuser-Busch Global
              Employee Stock Purchase Plan for the years ended March 31, 2003 and March 31, 2002.

                                                                 EXHIBIT 23.1




                     CONSENT OF INDEPENDENT ACCOUNTANTS


We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 333-71311) of Anheuser-Busch Companies, Inc. of our report dated July 17, 2003 relating to the financial statements of the Anheuser-Busch Global Employee Stock Purchase Plan, which appear in this Form 10-K/A.




PricewaterhouseCoopers LLP

St. Louis, Missouri
July 28, 2003

                                                                 EXHIBIT 24.1




                              POWER OF ATTORNEY
                              -----------------

         KNOW ALL MEN BY THESE PRESENTS, that each of the undersigned directors and officers of Anheuser-Busch Companies, Inc. (hereinafter referred to as the "Company") hereby constitutes and appoints Patrick T. Stokes, W. Randolph Baker, and JoBeth G. Brown, and each of them acting singly, the true and lawful agents and attorneys, or agent and attorney, with full powers of substitution, resubstitution and revocation, for and in the name, place and stead of the undersigned to do any and all things and to execute any and all instruments which said agents and attorneys, or any of them, may deem necessary or advisable to enable the Company to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission in respect thereof, in connection with the 2002 Annual Report on Form 10-K of the Company, including specifically, but without limiting the generality of the foregoing, full power and authority to sign the name of each of the undersigned in the capacities indicated below to the said 2002 Annual Report on Form 10-K to be filed with the Securities and Exchange Commission, and to any and all amendments to said 2002 Annual Report on Form 10-K, and each of the undersigned hereby grants to said attorneys and agents, and to each of them singly, full power and authority to do and perform on behalf of the undersigned every act and thing whatsoever necessary or appropriate to be done in the premises as fully as the undersigned could do in person, hereby ratifying and confirming all that said attorneys and agents, or any of them, or the substitutes or substitute of them or of any of them, shall do or cause to be done by virtue hereof.

IN WITNESS WHEREOF, each of the undersigned has subscribed these presents this 26th day of March, 2003.



/s/ PATRICK T. STOKES                       /s/ W. RANDOLPH  BAKER
------------------------------------        -----------------------------------
(Patrick T. Stokes)                         (W. Randolph Baker)
President and Chief Executive               Vice President and Chief
Officer and Director                        Financial Officer
(Principal Executive Officer)               (Principal Financial Officer)


/s/ JOHN F. KELLY                           /s/ AUGUST A. BUSCH III
------------------------------------        -----------------------------------
(John F. Kelly)                             (August A. Busch III)
Vice President and Controller               Director
(Principal Accounting Officer)

/s/ BERNARD A. EDISON                       /s/ CARLOS FERNANDEZ G.
------------------------------------        -----------------------------------
(Bernard A. Edison)                         (Carlos Fernandez G.)
Director                                    Director


/s/JOHN E. JACOB                            /s/JAMES R. JONES
------------------------------------        -----------------------------------
(John E. Jacob)                             (James R. Jones)
Director                                    Director


/s/CHARLES F. KNIGHT                        /s/VERNON R. LOUCKS, JR.
------------------------------------        -----------------------------------
(Charles F. Knight)                         (Vernon R. Loucks, Jr.)
Director                                    Director


/s/VILMA S. MARTINEZ                        /s/WILLIAM PORTER PAYNE
------------------------------------        -----------------------------------
(Vilma S. Martinez)                         (William Porter Payne)
Director                                    Director


/s/JOYCE M. ROCHE                           /s/HENRY HUGH SHELTON
------------------------------------        -----------------------------------
(Joyce M. Roche)                            (Henry Hugh Shelton)
 Director                                   Director


/s/ANDREW C. TAYLOR                         /s/DOUGLAS A. WARNER III
------------------------------------        -----------------------------------
(Andrew C. Taylor)                          (Douglas A. Warner III)
Director                                    Director


/s/EDWARD E. WHITACRE, JR.
------------------------------------
(Edward E. Whitacre, Jr.)
Director

                                                                EXHIBIT 24.2



         I, JOBETH G. BROWN, hereby certify that I am Vice President and Secretary of Anheuser-Busch Companies, Inc., a Delaware corporation, with its principal office in the City of St. Louis, State of Missouri, and as such in charge of its corporate records, including minutes of meetings of its Shareholders and Board of Directors.

         I further certify that the Board of Directors of said corporation at a meeting duly convened and held on the 26TH day of March 2003, as shown by said records, adopted the following resolution which has not since been amended or rescinded and which is in full force and effect at the date hereof:

         RESOLVED, that the Board of Directors does hereby authorize (a) the proper officers of the corporation to execute a power of attorney in the name and on behalf of the corporation in favor of Patrick T. Stokes, W. Randolph Baker, and JoBeth G. Brown, or any of them (with power of substitution in each) and (b) the execution by the directors and officers of the corporation, or any of them, of a power of attorney in favor of said attorneys, and said powers of attorney shall empower such attorneys, or any of them, to do all acts and things and to execute any and all instruments on behalf of the corporation and on behalf of such directors and officers, including the execution of the corporation's 2002 Annual Report on Form 10-K or any amendment thereto, which such attorneys, or any of them, may deem necessary or advisable to enable the corporation to comply with the reporting requirements of the Securities and Exchange Commission in respect thereof.

         IN WITNESS WHEREOF, I have hereunto set my hand and affixed the seal of the said corporation this 25th day of July 2003.


                                                  /s/ JoBeth G. Brown
                                                  ----------------------------
                                                  JoBeth G. Brown
                                                  Vice President and Secretary

                                                                 EXHIBIT 99.1

                  CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                       ANHEUSER-BUSCH COMPANIES, INC.
              FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 2002
               PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
          PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         I am the President and Chief Executive Officer of Anheuser-Busch Companies, Inc., a Delaware corporation (the "Company"). I am delivering this certificate in connection with the Form 10-K/A of the Company for the year ended December 31, 2002 and filed with the Securities and Exchange Commission ("Form 10-K/A"). Pursuant to Rule 15d-21 promulgated under the Securities Exchange Act of 1934, as amended, the Form 10-K/A sets forth audited financial statements of the Anheuser-Busch Global Employee Stock Purchase Plan (the "Issuer") and does not include any financial statements of the Company.

         Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I hereby certify that, to the best of my knowledge, the Form 10-K/A fully complies with the requirements of
Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Form 10-K/A fairly presents, in all material respects, the financial condition and results of operations of the Issuer.



Date:  July 22, 2003
                                       /s/ Patrick T. Stokes
                                       -------------------------------------
                                       Patrick T. Stokes
                                       President and Chief Executive Officer
                                       Anheuser-Busch Companies, Inc.

         A signed original of this written statement required by Section 906 or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906 has been provided to Anheuser-Busch Companies, Inc. and will be retained by Anheuser-Busch Companies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                  EXHIBIT 99.2

                  CERTIFICATION OF CHIEF FINANCIAL OFFICER
                       ANHEUSER-BUSCH COMPANIES, INC.
              FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 2002
               PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
          PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         I am the Vice President and Chief Financial Officer of Anheuser-Busch Companies, Inc., a Delaware corporation (the "Company"). I am delivering this certificate in connection with the Form 10-K/A of the Company for the year ended December 31, 2002 and filed with the Securities and Exchange Commission ("Form 10-K/A"). Pursuant to Rule 15d-21 promulgated under the Securities Exchange Act of 1934, as amended, the Form 10-K/A sets forth audited financial statements of the Anheuser-Busch Global Employee Stock Purchase Plan (the "Issuer") and does not include any financial statements of the Company.

         Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I hereby certify that, to the best of my knowledge, the Form 10-K/A fully complies with the requirements of
Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Form 10-K/A fairly presents, in all material respects, the financial condition and results of operations of the Issuer.



Date:  July 22, 2003
                                             /s/ W. Randolph Baker
                                             --------------------------------
                                             W. Randolph Baker
                                             Vice President and
                                             Chief Financial Officer
                                             Anheuser-Busch Companies, Inc.

         A signed original of this written statement required by Section 906 or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906 has been provided to Anheuser-Busch Companies, Inc. and will be retained by Anheuser-Busch Companies, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

                                                             EXHIBIT 99.3

ANHEUSER-BUSCH
GLOBAL EMPLOYEE STOCK
PURCHASE PLAN
Financial Statements
March 31, 2003 and 2002

ANHEUSER-BUSCH GLOBAL EMPLOYEE
STOCK PURCHASE PLAN
CONTENTS
MARCH 31, 2003 AND 2002
------------------------------------------------------------------------------

                                                                      PAGE(S)

Report of Independent Auditors..............................................1

Statement of Net Assets Available for Benefits..............................2

Statement of Changes in Net Assets Available for Benefits...................3

Notes to Financial Statements.............................................4-5

                       REPORT OF INDEPENDENT AUDITORS



To the Participants and Administrator of The Anheuser-Busch Global Employee Stock Purchase Plan



In our opinion, the accompanying statement of net assets available for benefits and the related statement of changes in net assets available for benefits present fairly, in all material respects, the net assets available for benefits of The Anheuser-Busch Global Employee Stock Purchase Plan (the "Plan") at March 31, 2003 and 2002, and the changes in net assets available for benefits for the years ended March 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



July 17, 2003

ANHEUSER-BUSCH GLOBAL EMPLOYEE
STOCK PURCHASE PLAN
STATEMENT OF NET ASSETS AVAILABLE FOR BENEFITS
MARCH 31, 2003 AND 2002
------------------------------------------------------------------------------

                                                        2003           2002
ASSETS
Investments at fair value
  Anheuser-Busch Companies, Inc. common stock              $0             $0
                                                      --------       --------

LIABILITIES
Benefits payable                                           $0             $0
                                                      --------       --------

       Net assets available for benefits                   $0             $0
                                                      ========       ========


  The accompanying notes are an integral part of the financial statements.

ANHEUSER-BUSCH GLOBAL EMPLOYEE
STOCK PURCHASE PLAN
STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS
FOR THE YEARS ENDED MARCH 31, 2003 AND 2002
------------------------------------------------------------------------------


                                                        2003           2002
Contributions by participants                        $ 603,657      $ 102,730

Purchases by participants                             (603,657)      (102,730)
                                                    -----------    -----------


       Increase in net assets during the period              0              0

Net assets available for benefits,
 beginning of period                                         0              0
                                                    -----------    -----------

Net assets available for benefits,
 end of period                                              $0             $0
                                                    ===========    ===========


  The accompanying notes are an integral part of the financial statements.

1.       DESCRIPTION OF PLAN

         The following description of the Anheuser-Busch Global Employee Stock Purchase Plan (the "Plan") is intended to give a general summary of its principal provisions. Participants should refer to the Plan document for more complete information.

         Purpose of the Plan
         -------------------
         The plan is an employee stock purchase plan designed to encourage ownership of shares in Anheuser-Busch Companies, Inc. (the "Company") by permanent employees of the Company and its subsidiaries located outside the United States. The Plan commenced March 1, 1999.

         PLAN ADMINISTRATION
         The Company administers the Plan. The Company has appointed Watson Wyatt Worldwide, an international employee benefits consulting firm, to assist in plan administration and record keeping. The Company has selected DB Alex. Brown, a securities broker in the United States, as the Plan broker to hold purchased shares on behalf of Plan participants. Neither of these entities is related to the Company as an affiliate or subsidiary. The broker maintains custody of all stock purchased by participants and is responsible for delivery of shares of stock sold by the participants, except as otherwise directed by the participants.

         PLAN BENEFITS
         Under the Plan, participants enrolled in the plan on the offer date each year will be given the right to purchase up to 200 shares of the Company's common stock at the offering price, which is fixed at the market price on the United States business day prior to the offer date. The offer date is generally March 1. Purchases can only be made if the market price on the employee's purchase date is higher than the offer price. Each year's offer expires on the third anniversary of the offer date.

         If shares purchased through the Plan are held in the participant's DB Alex. Brown account for at least two years after the purchase date, the Company will award additional shares at a rate of 10 percent, 30 percent, or 50 percent of shares purchased depending upon business performance. The rate for additional share awards will be determined and announced prior to the offer date. These awards are made by the Company directly to the employees. Under this provision, the Company awarded 298.4 shares in fiscal 2003 and
         69.2 shares in fiscal 2002.

         All contributions used to purchase shares must be accumulated in a local savings account in the name of the participant through payroll deductions. Withdrawals from the savings account can be made at any time. However, deposits may only be made by payroll deduction; therefore, previous withdrawals cannot be replaced for the purpose of purchasing shares. The participant maintains full ownership of the cash used to purchase shares as well as the newly issued shares that are purchased. Thus, there are no assets held by the Plan.

         In the United Kingdom, there is a sub-plan designed to qualify for favorable tax treatment for employees who participate. Under this "savings related share option scheme," employees enter into a three-year savings contract and are eligible to purchase shares at the end of the three-year period.

         EXPENSES OF THE PLAN
         Under the Plan agreement, the Company may pay all expenses incurred in the administration of the Plan, including custodial fees, but is not obligated to do so. All expenses of the years ended March 31, 2003 and 2002 were paid by the Company and are not reflected in the financial statements of the Plan. If shares purchased under the Plan are subsequently sold by the participant, the participant is responsible for all fees, commissions, and other costs incurred in such transactions.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BASIS OF ACCOUNTING
         The Plan's financial statements are prepared on the accrual basis of accounting.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of additions to and deductions from net assets during the reporting period. Actual results could differ from those estimates.

         VALUATION OF THE COMPANY'S STOCK
         The offering or purchase price of the Company's common stock shares is determined by the market price of the stock on the day prior to the offer date. Market price is defined as the closing price of one share in the United States as reported the subsequent day in the West Coast edition of The Wall Street Journal, New York Stock Exchange Transactions-Composite Transactions.

3.       DIVIDENDS ON PURCHASED SHARES

         Any dividends paid on shares purchased under the Plan are retained by the respective participants and will be reinvested in additional shares for the benefit of the participants unless the participant elects otherwise or the law requires otherwise. Shares purchased with reinvested dividends are not eligible for the additional share awards.

4.       TAX WITHHOLDING

         Where required by law, the Company and its subsidiaries will report to the appropriate governmental authority any amount subject to tax and social charges on account of any offer, purchase or sale pursuant to the Plan. Participants are responsible for all tax and social charge liabilities by means of withholding from the participants' current pay or other assets.