Form 10-K/A
period 2002-12-31
ANHEUSER BUSCH COMPANIES INC
filed 2003-09-29
CIK 310569

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

    Indicate by check mark whether the registrant is an accelerated
filer (as defined in Exchange Act Rule 12b-2):  Yes  X   No
                                                    ---     ---

    As of June 28, 2002, the aggregate market value of the voting stock held by nonaffiliates was $43,106,017,200.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

       $1 PAR VALUE COMMON STOCK 836,078,250 SHARES AS OF MARCH 11, 2003

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of Annual Report to Shareholders for
  the Year Ended December 31, 2002...........  PART I, PART II, and PART IV

Portions of Definitive Proxy Statement for
  Annual Meeting of Shareholders on April 23,
  2003.......................................  PART III and PART IV
========================================================================

Item 15 on pages 11 through 13 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2002 is amended by the addition of the following exhibits:

  Exhibit 23.2 -Consent of Independent Accountants

  Exhibit 23.3 -Consent of Independent Accountants

  Exhibit 23.4 -Consent of Independent Accountants

  Exhibit 31.1 -Certification of Chief Executive Officer

  Exhibit 31.2 -Certification of Chief Financial Officer

  Exhibit 32.1 -Certification of Chief Executive Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  Exhibit 32.2 -Certification of Chief Financial Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  Exhibit 99.4 -Financial Statements of the Anheuser-Busch Deferred Income
                Stock Purchase and Savings Plan for the fiscal years ended March 31, 2002 and March 31, 2003.

  Exhibit 99.5 -Financial Statements of the Anheuser-Busch Deferred Income
                Stock Purchase and Savings Plan (For Employees Covered by a Collective Bargaining Agreement) for the fiscal years ended March 31, 2002 and March 31, 2003.

  Exhibit 99.6 -Financial Statements of the Anheuser-Busch Deferred Income
                Stock Purchase and Savings Plan (For Certain Hourly Employees of Anheuser-Busch Companies, Inc. and its Subsidiaries) for the fiscal years ended March 31, 2002 and March 31, 2003.


This Form 10-K/A is filed pursuant to Rule 15d-21 promulgated under the Securities Exchange Act of 1934, as amended, and is submitted in order to file with the Securities and Exchange Commission the financial statements of three employee benefit plans: the Anheuser-Busch Deferred Income Stock Purchase and Savings Plan, the Anheuser-Busch Deferred Income Stock Purchase and Savings Plan (For Employees Covered by a Collective Bargaining
Agreement) and the Anheuser-Busch Deferred Income Stock Purchase and Savings Plan (For Certain Hourly Employees of Anheuser-Busch Companies, Inc. and its Subsidiaries). This Form 10-K/A does not contain any financial statements or financial information of Anheuser-Busch Companies, Inc. Accordingly, the certifications made in Exhibits 31.1, 31.2, 32.1, and 32.2 concerning the absence of misstatements and omissions in the report, the fair presentation by the financial statements included in the report, and other matters apply to these three employee benefit plans and not to Anheuser-Busch Companies, Inc.

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

Date: September 29, 2003

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


*   Patrick T. Stokes             Chief Executive Officer and President       September 29, 2003
-------------------------------     and Director (Principal Executive
(Patrick T. Stokes)                 Officer)

*   W. Randolph Baker             Vice President and Chief Financial          September 29, 2003
-------------------------------     Officer (Principal Financial Officer)
(W. Randolph Baker)

*   John F. Kelly                 Vice President and Controller               September 29, 2003
-------------------------------     (Principal Accounting Officer)
(John F. Kelly)

*   August A. Busch III           Director                                    September 29, 2003
-------------------------------
(August A. Busch III)

*   Carlos Fernandez G.           Director                                    September 29, 2003
-------------------------------
(Carlos Fernandez G.)

                                  Director                                    September 29, 2003
-------------------------------
James J. Forese

*   John E. Jacob                 Director                                    September 29, 2003
-------------------------------
(John E. Jacob)

*   James R. Jones                Director                                    September 29, 2003
-------------------------------
(James R. Jones)

*   Charles F. Knight             Director                                    September 29, 2003
-------------------------------
(Charles F. Knight)

*   Vernon R. Loucks, Jr.         Director                                    September 29, 2003
-------------------------------
(Vernon R. Loucks, Jr.)

*   Vilma S. Martinez             Director                                    September 29, 2003
-------------------------------
(Vilma S. Martinez)


*   William Porter Payne          Director                                    September 29, 2003
-------------------------------
(William Porter Payne)

*   Joyce M. Roche                Director                                    September 29, 2003
-------------------------------
(Joyce M. Roche)

*   Henry Hugh Shelton            Director                                    September 29, 2003
-------------------------------
Henry Hugh Shelton

*   Andrew C. Taylor              Director                                    September 29, 2003
-------------------------------
(Andrew C. Taylor)

*   Douglas A. Warner III         Director                                    September 29, 2003
-------------------------------
(Douglas A. Warner III)

*   Edward E. Whitacre, Jr.       Director                                    September 29, 2003
-------------------------------
(Edward E. Whitacre, Jr.)

By *  /s/ JOBETH G. BROWN
   ----------------------------   Attorney-in-Fact
   JoBeth G. Brown

                               EXHIBIT INDEX

  Exhibit 23.2 -Consent of Independent Accountants

  Exhibit 23.3 -Consent of Independent Accountants

  Exhibit 23.4 -Consent of Independent Accountants

  Exhibit 31.1 -Certification of Chief Executive Officer

  Exhibit 31.2 -Certification of Chief Financial Officer

  Exhibit 32.1 -Certification of Chief Executive Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  Exhibit 32.2 -Certification of Chief Financial Officer pursuant to 18 U.S.C.
                Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  Exhibit 99.4 -Financial Statements of the Anheuser-Busch Deferred Income
                Stock Purchase and Savings Plan for the fiscal years ended March 31, 2002 and March 31, 2003.

  Exhibit 99.5 -Financial Statements of the Anheuser-Busch Deferred Income
                Stock Purchase and Savings Plan (For Employees Covered by a Collective Bargaining Agreement) for the fiscal years ended March 31, 2002 and March 31, 2003.

  Exhibit 99.6 -Financial Statements of the Anheuser-Busch Deferred Income
                Stock Purchase and Savings Plan (For Certain Hourly Employees of Anheuser-Busch Companies, Inc. and its Subsidiaries) for the fiscal years ended March 31, 2002 and March 31, 2003.