Form 10-Q
period 2003-09-30
ANHEUSER BUSCH COMPANIES INC
filed 2003-10-24
CIK 310569

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d)
                   Of the Securities Exchange Act of 1934


                    For Quarter Ended September 30, 2003


                        Commission file number 1-7823


                       ANHEUSER-BUSCH COMPANIES, INC.
           (Exact name of registrant as specified in its charter)

                    DELAWARE                                   43-1162835
          (State or other jurisdiction                      (I.R.S. Employer
        of incorporation or organization)                  Identification No.)

      One Busch Place, St. Louis, Missouri                        63118
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

   $1 Par Value Common Stock - 814,760,022 shares as of September 30, 2003

                                  Anheuser-Busch Companies, Inc. and Subsidiaries
                                       Consolidated Balance Sheet (Unaudited)


                                                                      September 30,               December 31,
  (In millions)                                                           2003                        2002
                                                                  ----------------------      ---------------------
  Assets
  Current Assets:
       Cash                                                                  $136.4                      $188.9
       Accounts receivable                                                    843.0                       630.4
       Inventories:
           Raw materials and supplies                                         270.1                       294.1
           Work in progress                                                    75.5                        82.8
           Finished goods                                                     204.9                       186.7
             Total inventories                                                550.5                       563.6
       Other current assets                                                   171.8                       121.8
                                                                  ----------------------      ---------------------
             Total current assets                                           1,701.7                     1,504.7
  Investments in affiliated companies                                       2,893.3                     2,827.9
  Other assets                                                              1,381.0                     1,423.0
  Plant and equipment, net                                                  8,442.3                     8,363.9
                                                                  ----------------------      ---------------------
       Total Assets                                                       $14,418.3                   $14,119.5
                                                                  ======================      =====================

  Liabilities and Shareholders Equity
  Current Liabilities:
       Accounts payable                                                    $1,054.5                      $986.6
       Accrued salaries, wages and benefits                                   255.9                       287.5
       Accrued taxes                                                          363.2                       181.0
       Other current liabilities                                              320.7                       332.6
                                                                  ----------------------      ---------------------
         Total current liabilities                                          1,994.3                     1,787.7
                                                                  ----------------------      ---------------------
  Postretirement benefits                                                     474.5                       474.2
                                                                  ----------------------      ---------------------
  Debt                                                                      7,075.2                     6,603.2
                                                                  ----------------------      ---------------------
  Deferred income taxes                                                     1,408.4                     1,345.1
                                                                  ----------------------      ---------------------
  Other long-term liabilities                                                 858.4                       857.0
                                                                  ----------------------      ---------------------
  Shareholders Equity:
       Common stock, $1.00 par value, 1.6 billion
          shares authorized                                                 1,456.5                     1,453.4
       Capital in excess of par value                                       1,111.1                     1,024.5
       Retained earnings                                                   13,819.0                    12,544.0
       Treasury stock, at cost                                            (12,746.3)                  (11,008.6)
       Accumulated other comprehensive loss                                  (986.5)                     (870.7)
       ESOP debt guarantee                                                    (46.3)                      (90.3)
                                                                  ----------------------      ---------------------
         Total Shareholders Equity                                          2,607.5                     3,052.3
                                                                  ----------------------      ---------------------
  Commitments and contingencies                                               ---                         ---
                                                                  ----------------------      ---------------------
       Total Liabilities and Shareholders Equity                          $14,418.3                   $14,119.5
                                                                  ======================      =====================

  See the accompanying footnotes on pages 5 -- 12.


                                        Anheuser-Busch Companies, Inc., and Subsidiaries
                               Consolidated Statement Of Income And Retained Earnings (Unaudited)


                                                     Third Qtr. Ended Sept. 30,                 Nine Months Ended Sept. 30,
                                                ------------------------------------       ------------------------------------
(In millions, except per share)                       2003                2002                   2003                2002
                                                ----------------    ----------------       ----------------    ----------------
Gross sales                                          $4,465.8            $4,272.6              $12,600.0           $12,092.4
     Excise taxes                                      (585.3)             (566.4)              (1,668.7)           (1,623.5)
                                                ----------------    ----------------       ----------------    ----------------
Net sales                                             3,880.5             3,706.2               10,931.3            10,468.9
     Cost of sales                                   (2,204.1)           (2,105.2)              (6,368.4)           (6,139.6)
                                                ----------------    ----------------       ----------------    ----------------
Gross profit                                          1,676.4             1,601.0                4,562.9             4,329.3
     Marketing, distribution &
        administrative expenses                        (648.5)             (630.7)              (1,812.9)           (1,757.3)
                                                ----------------    ----------------       ----------------    ----------------
Operating income                                      1,027.9               970.3                2,750.0             2,572.0
     Interest expense                                   (98.7)              (92.7)                (299.7)             (273.6)
     Interest capitalized                                 6.9                 3.9                   17.7                12.9
     Interest income                                      0.3                 0.3                    0.6                 0.9
     Other income/(expense), net                          2.1                (0.2)                   1.1                (0.5)
                                                ----------------    ----------------       ----------------    ----------------
Income before income taxes                              938.5               881.6                2,469.7             2,311.7
     Provision for income taxes                        (361.5)             (341.5)                (955.7)             (924.2)
Equity income, net of tax                                87.3                81.9                  267.7               277.1
                                                ----------------    ----------------       ----------------    ----------------
Net income                                              664.3               622.0                1,781.7             1,664.6

Retained earnings, beginning of period               13,335.2            11,985.3               12,544.0            11,258.2

Common stock dividends (per share:
3rd quarter, 2003 - $.22; 2002 - $.195
Nine months, 2003 - $.61; 2002 - $.555)                (180.5)             (167.4)                (506.7)             (482.9)
                                                ----------------    ----------------       ----------------    ----------------
Retained earnings, end of period                    $13,819.0           $12,439.9              $13,819.0           $12,439.9
                                                ================    ================       ================    ================
Basic earnings per share                                 $.81                $.72                  $2.15               $1.91
                                                ================    ================       ================    ================
Diluted earnings per share                               $.80                $.71                  $2.12               $1.88
                                                ================    ================       ================    ================


See the accompanying footnotes on pages 5 -- 12.


                                   Anheuser-Busch Companies, Inc. and Subsidiaries
                                  Consolidated Statement Of Cash Flows (Unaudited)


                                                                                  Nine Months Ended Sept. 30,
                                                                           -----------------------------------------
(In millions)                                                                     2003                    2002
                                                                           -----------------       -----------------
Cash flow from operating activities:
     Net Income                                                                $1,781.7                $1,664.6
     Adjustments to reconcile net income to cash provided by operating activities:
         Depreciation and amortization                                            649.9                   629.9
         Deferred income taxes                                                     63.3                    69.9
         Undistributed earnings of affiliated companies                          (107.1)                 (230.3)
         Other, net                                                                68.5                   118.2
                                                                           -----------------       -----------------
     Operating cash flow before change in working capital                       2,456.3                 2,252.3
         (Increase) / decrease in working capital                                  (7.2)                   63.0
                                                                           -----------------       -----------------
     Cash provided by operating activities                                      2,449.1                 2,315.3
                                                                           -----------------       -----------------

Cash flow from investing activities:
     Capital expenditures                                                        (719.5)                 (597.3)
     Business acquisitions                                                       (116.4)                  (12.7)
                                                                           -----------------       -----------------
     Cash used for investing activities                                          (835.9)                 (610.0)
                                                                           -----------------       -----------------

Cash flow from financing activities:
     Increase in long-term debt                                                   929.3                   554.9
     Decrease in long-term debt                                                  (401.9)                 (467.9)
     Dividends paid to shareholders                                              (506.7)                 (482.9)
     Acquisition of treasury stock                                             (1,747.8)               (1,487.2)
     Shares issued under stock plans                                               61.4                   120.8
                                                                           -----------------       -----------------
     Cash used for financing activities                                        (1,665.7)               (1,762.3)
                                                                           -----------------       -----------------
Net decrease in cash during the period                                            (52.5)                  (57.0)
Cash, beginning of period                                                         188.9                   162.6
                                                                           -----------------       -----------------
Cash, end of period                                                              $136.4                  $105.6
                                                                           =================       =================

See the accompanying footnotes on pages 5 -- 12.

ANHEUSER-BUSCH COMPANIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   Unaudited Financial Statements
     ------------------------------

     The unaudited financial statements have been prepared in accordance with generally accepted accounting principles and applicable SEC guidelines pertaining to quarterly financial information. These financial statements should be read in combination with the consolidated financial statements and footnotes included in the company's annual report on Form 10-K for the year ended December 31, 2002.

2.   Earnings Per Share
     ------------------

     Earnings per share are calculated by dividing net income by weighted-average common shares outstanding for the period. The difference between basic and diluted weighted-average common shares is due to the dilutive impact of unexercised in-the-money stock options. There were no adjustments to net income for any period shown for purposes of calculating earnings per share. Weighted-average common shares outstanding for the third quarter and nine months ended September 30 are shown below (millions of shares):

                                                   Third Quarter                       Nine Months
                                             --------------------------        --------------------------
                                                2003           2002               2003           2002
                                             -----------    -----------        -----------    -----------
        Basic weighted average shares
        outstanding                               819.7          860.4              830.6          870.4
                                             ===========    ===========        ===========    ===========

        Diluted weighted average shares
        outstanding                               830.3          872.6              841.2          883.4
                                             ===========    ===========        ===========    ===========

3.   Comprehensive Income / (Loss)
     -----------------------------

     Comprehensive income for the third quarter and nine months ended September 30 follows (in millions):

                                                          Third Quarter                           Nine Months
                                                  ----------------------------        ----------------------------------
                                                      2003            2002                  2003               2002
                                                  ------------    ------------        ---------------    ---------------
     Net income                                      $664.3          $622.0               $1,781.7           $1,664.6

     Foreign currency translation
     adjustment                                      (165.1)          (79.9)                (196.2)            (228.6)

     Deferred hedging gains/(losses)                   16.0            (6.6)                  14.3               25.3

     Deferred securities valuation gains               42.4            --                     66.1               --
                                                  ------------    ------------        ---------------    ---------------

       Comprehensive income                          $557.6          $535.5               $1,665.9           $1,461.3
                                                  ============    ============        ===============    ===============

-------------------------------------------------------------------------------

     The components of accumulated other comprehensive loss as of September 30, 2003 and December 31, 2002 follow (in millions):

                                                                       Sept. 30, 2003           Dec. 31, 2002
                                                                    ---------------------    --------------------
     Foreign currency translation adjustment                               $(635.8)                 $(439.6)

     Minimum pension obligation                                             (428.2)                  (428.2)

     Deferred hedging gains/(losses)                                           8.4                     (5.9)

     Deferred securities valuation gains                                      69.1                      3.0
                                                                    ---------------------    --------------------

        Total accumulated other comprehensive loss                         $(986.5)                 $(870.7)
                                                                    =====================    ====================

4.   Derivatives
     -----------

     Derivatives are included on the balance sheet at fair value, with changes in fair value recorded either in earnings or shareholders equity depending on the nature of the underlying hedged exposure, and how effective the derivative is at offsetting price movements in the underlying exposure. All the company's derivative positions qualify for hedge accounting under FAS 133, "Accounting for Derivative Instruments and Hedging Activity."

     Gains and losses due to commodity hedge ineffectiveness are recognized as a component of cost of sales in the income statement. The company recorded net losses due to hedge ineffectiveness of $0.1 million for the third quarter and recognized net gains of $0.8 million for the nine months of 2003, compared to net losses of $0.1 million for both the third quarter and nine months of 2002.

     Gains and losses deferred in equity will be recognized in cost of sales when the underlying transactions occur --- generally over the next 12 to 24 months. When recognized, these gains and losses will essentially offset price changes in the underlying transaction compared to the original hedged amount.

5.   Goodwill
     --------

     Following is goodwill by business segment, as of September 30, 2003 and December 31, 2002 (in millions). Goodwill is included in either other assets or investment in affiliated companies, as appropriate, in the consolidated balance sheet.

                                                       Sept. 30, 2003           Dec. 31, 2002
                                                     --------------------    ---------------------
        Domestic Beer                                              $ ---                    $ ---

        International Beer                                         681.7                    715.2

        Packaging                                                   21.9                     21.9

        Entertainment                                              288.3                    288.3
                                                     --------------------    ---------------------
           Total goodwill                                         $991.9                 $1,025.4
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

     To determine the pro forma impact, the fair value of stock options is estimated on the date of grant using the Black-Scholes option-pricing model and is then hypothetically amortized to compensation expense over the three-year vesting period. The pro forma impact for the third quarter and nine months ended September 30 follows (in millions, except per share):

                                                     Third Quarter                         Nine Months
                                               --------------------------       --------------------------------
                                                  2003           2002                2003              2002
                                               -----------    -----------       --------------    --------------
Reported Net Income                                $664.3         $622.0             $1,781.7          $1,664.6

Pro Forma Impact of Expensing
  Stock Options                                     (27.8)         (23.1)               (83.5)            (69.3)
                                               -----------    -----------       --------------    --------------

Pro Forma Net Income                               $636.5         $598.9             $1,698.2          $1,595.3
                                               ===========    ===========       ==============    ==============


Reported Basic Earnings Per Share                    $.81           $.72                $2.15             $1.91

Pro Forma Impact of Expensing
 Stock Options                                       (.03)          (.02)                (.11)             (.08)
                                               -----------    -----------       --------------    --------------

Pro Forma Basic Earnings Per Share                   $.78           $.70                $2.04             $1.83
                                               ===========    ===========       ==============    ==============

Reported Diluted Earnings Per Share                  $.80           $.71                $2.12             $1.88

Pro Forma Impact of Expensing
 Stock Options                                       (.03)          (.02)                (.10)             (.07)
                                               -----------    -----------       --------------    --------------

Pro Forma Diluted Earnings Per Share                 $.77           $.69                $2.02             $1.81
                                               ===========    ===========       ==============    ==============

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

8.   Tsingtao Investment
     -------------------

     On April 3, 2003, the company announced the completion of its strategic alliance with Tsingtao Brewery Company, Ltd., the largest brewer in China, and producer of the Tsingtao brand. Through October 2003 Anheuser-Busch has invested $149 million under the agreement in three Tsingtao convertible bonds and will make a final investment of $33 million in the first half of 2004. When completed, the company's total investment will be $182 million. Conversion of the bonds is mandatory. The first bond was converted on July 2, 2003 which increased the company's voting stake in Tsingtao from 4.5% to 9.9%. Anheuser-Busch continues to account for its investment on the cost basis, as it is currently unable to exercise significant influence over Tsingtao's business policies and operations. When the company's voting stake in Tsingtao reaches 20%, Anheuser-Busch will gain additional seats on the Board of Directors and believes it will then be able to exercise significant influence. The company will adopt the equity method of accounting at that time. When all remaining bonds are converted, the company's economic ownership interest will increase to 27% of Tsingtao.

9.   Business Segments Information
     -----------------------------

     Comparative business segment information for the third quarter ended September 30 (in millions):

                       -----------------------------------------------------------------------------------------
                           Domestic       Int'l                                           Corporate
                             Beer         Beer       Packaging   Entertain.     Other      & Elims.     Consol.
----------------------------------------------------------------------------------------------------------------
2003

Gross Sales                 $3,483.1      216.3          541.9        356.0     20.0        (151.5)    $4,465.8

Net Sales:

- Intersegment                    --         --         $231.4           --      1.0        (232.4)        $ --

- External                  $2,942.0      172.1          310.5        356.0     19.0          80.9     $3,880.5

Income Before
  Income Taxes                $901.0       29.7           47.2        121.9     (0.1)       (161.2)      $938.5

Equity Income,
  Net of Tax                      --      $87.3             --           --       --            --        $87.3

Net Income                    $558.6      105.7           29.2         75.6       --        (104.8)      $664.3
----------------------------------------------------------------------------------------------------------------

                       -----------------------------------------------------------------------------------------
                           Domestic       Int'l                                           Corporate
                             Beer         Beer       Packaging   Entertain.     Other      & Elims.     Consol.
----------------------------------------------------------------------------------------------------------------
2002

Gross Sales                 $3,361.5      183.5          541.6        325.9     25.3        (165.2)    $4,272.6

Net Sales:

- Intersegment                    --         --         $237.4           --      3.6        (241.0)        $ --

- External                  $2,825.6      153.0          304.2        325.9     21.7          75.8     $3,706.2

Income Before
  Income Taxes                $850.7       25.1           42.4        113.2      1.5        (151.3)      $881.6

Equity Income,
  Net of Tax                      --      $81.9             --           --       --            --        $81.9

Net Income                    $527.5       97.5           26.3         70.2      1.0        (100.5)      $622.0
----------------------------------------------------------------------------------------------------------------

     Comparative business segment information for the nine months ended September 30 (in millions):

                       -----------------------------------------------------------------------------------------------
                            Domestic      Int'l                                                Corporate
                              Beer        Beer        Packaging     Entertain.    Other         & Elims.     Consol.
----------------------------------------------------------------------------------------------------------------------
2003

Gross Sales                $10,019.4      583.5         1,628.8          762.1     53.3          (447.1)    $12,600.0

Net Sales:

- Intersegment                    --         --          $678.8             --      3.3          (682.1)         $ --

- External                   8,463.5      470.7           950.0          762.1     50.0           235.0     $10,931.3

Income Before
  Income Taxes              $2,576.3       75.8           131.5          167.4     (0.2)         (481.1)     $2,469.7

Equity Income,
  Net of Tax                      --     $267.7              --             --       --              --        $267.7

Net Income                  $1,597.3      314.7            81.5          103.8     (0.1)         (315.5)     $1,781.7
----------------------------------------------------------------------------------------------------------------------

                       -----------------------------------------------------------------------------------------------
                            Domestic      Int'l                                                Corporate
                              Beer        Beer        Packaging     Entertain.    Other         & Elims.     Consol.
----------------------------------------------------------------------------------------------------------------------
2002

Gross Sales                 $9,668.4      527.2         1,587.9          716.7     75.0          (482.8)    $12,092.4

Net Sales:

- Intersegment                    --         --          $682.5             --     16.8          (699.3)         $ --

- External                  $8,132.9      439.2           905.4          716.7     58.2           216.5     $10,468.9

Income Before
  Income Taxes              $2,402.5       70.3           121.0          169.6      4.8          (456.5)     $2,311.7

Equity Income,
  Net of Tax                      --     $277.1              --             --       --              --        $277.1

Net Income                  $1,489.6      320.7            75.0          105.2      3.0          (328.9)     $1,664.6
----------------------------------------------------------------------------------------------------------------------

10.  Commitments and Contingencies
     -----------------------------

     At September 30, 2003, the company had the following cash commitments through 2007 (in millions):

                                                     ---------------------------------------------------------------
                                                            2003         2004       2005         2006          2007
                                                     ---------------------------------------------------------------
      Capital expenditures                                   $79          $74        $39          ---           ---

      Maturities of long-term debt                           250          251        ---         $170          $250

      Operating leases                                         8           32         28           23            15

      Brewing and packaging materials                        223          407         64           80            82
                                                     ---------------------------------------------------------------
                                                            $560         $764       $131         $273          $347
                                                     ===============================================================

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL
        CONDITION

INTRODUCTION
------------

         This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity of Anheuser-Busch Companies, Inc. for the third quarter and nine months ended September 30, 2003, compared to the third quarter and nine months ended September 30, 2002, and the year ended December 31, 2002. This discussion should be read in combination with the consolidated financial statements and notes included in the company's annual report to shareholders for the year ended December 31, 2002.

         This discussion contains forward-looking statements regarding the company's expectations concerning its future operations, earnings and prospects. On the date the forward-looking statements are made, the statements represent the company's expectations, but the company's expectations concerning its future operations, earnings and prospects may change. The company's expectations involve risks and uncertainties (both favorable and unfavorable) and are based on many assumptions that the company believes to be reasonable, but such assumptions may ultimately prove to be inaccurate or incomplete, in whole or in part. Accordingly, there can be no assurances that the company's expectations and the forward-looking statements will be correct. Important factors that could cause actual results to differ (favorably or unfavorably) from the expectations stated in this discussion include, among others, changes in the pricing environment for the company's products; changes in U.S. demand for malt beverage products; changes in consumer preference for the company's malt beverage products; regulatory or legislative changes; changes in the litigation to which the company is a party; changes in raw materials costs; changes in packaging materials costs; changes in interest rates; changes in foreign currency exchange rates; unusual weather conditions that could impact beer consumption in the U.S.; changes in attendance and consumer spending patterns for the company's theme park operations; changes in demand for aluminum beverage containers; changes in the company's international beer business or in the beer business of the company's international equity partners; and the effect of stock market conditions on the company's share repurchase program. Anheuser-Busch disclaims any obligation to update any of these forward-looking statements.

FINANCIAL RESULTS FOR THE THIRD QUARTER AND NINE MONTHS OF 2003
---------------------------------------------------------------

         With strong profit growth from all of its operating segments in the third quarter, Anheuser-Busch achieved record sales and earnings for the third quarter and nine months of 2003. Third quarter and nine months diluted earnings per share increased 12.7% and 12.8%, respectively, versus the same 2002 periods.

         Anheuser-Busch achieved its 20th consecutive quarter of solid double-digit earnings per share growth. The beer pricing environment remains favorable and the company's market share performance has been strong. Domestic revenue per barrel grew 3.5% and 3.3% in the third quarter and nine months of 2003, respectively, versus the same periods in 2002. These significant increases in revenue per barrel were enhanced by consumers trading up to the company's super premium Michelob family.

         Domestic revenue per barrel growth has driven improvements in profit margins and return on capital employed. For the nine months of 2003, gross margin increased 30 basis points to 41.7%, while operating margin increased 60 basis points to 25.2%. Return on capital employed improved to 18.6%, an increase of 100 basis points over the past 12 months.

         During the nine months of 2003 Anheuser-Busch increased revenue per barrel and margins while also increasing market share, which in turn has generated strong, dependable growth in earnings per share and return on capital. The company continues to expect full year 2003 earnings per share growth in the 12% to 13% range, consistent with year-to-date results. In addition, Anheuser-Busch remains confident in its ability to consistently achieve its minimum double-digit earnings per share growth objective over the long-term, and has established a 12% earnings per share growth target in 2004.

RESULTS OF OPERATIONS
---------------------

         Key operating results for the third quarter and nine months of 2003 are summarized in the following tables:

                                                                ($ in millions, except per share)
                                                  -------------------------------------------------------------
                                                        Third Quarter                   2003 versus 2002
                                                  --------------------------     ------------------------------
                                                      2003          2002               $                %
                                                  ------------  ------------     -------------    -------------
Gross Sales                                            $4,466        $4,273           Up $193          Up 4.5%
Net Sales                                              $3,881        $3,706           Up $175          Up 4.7%
Income Before Income Taxes                               $939          $882            Up $57          Up 6.4%
Equity Income, Net of Tax                                 $87           $82             Up $5          Up 6.6%
Net Income                                               $664          $622            Up $42          Up 6.8%
Diluted Earnings per Share                               $.80          $.71           Up $.09         Up 12.7%

                                                                ($ in millions, except per share)
                                                  -------------------------------------------------------------
                                                          Nine Months                   2003 versus 2002
                                                  --------------------------     ------------------------------
                                                      2003          2002               $                %
                                                  ------------  ------------     -------------    -------------
Gross Sales                                           $12,600       $12,092           Up $508          Up 4.2%
Net Sales                                             $10,931       $10,469           Up $462          Up 4.4%
Income Before Income Taxes                             $2,470        $2,312           Up $158          Up 6.8%
Equity Income, Net of Tax                                $268          $277             Dn $9          Dn 3.4%
Net Income                                             $1,782        $1,665           Up $117          Up 7.0%
Diluted Earnings per Share                              $2.12         $1.88           Up $.24         Up 12.8%

         Anheuser-Busch achieved record gross sales of $4.5 billion and $12.6 billion, and record net sales of $3.9 billion and $10.9 billion, respectively, in the third quarter and nine months of 2003. These amounts represent gross sales increases over 2002 of 4.5% for the third quarter, and 4.2% for the nine months. Net sales increased over 2002 by 4.7% and 4.4%, respectively, for the same periods. The differences between gross and net sales reflect beer excise taxes paid by the company on its products.

         The increases in consolidated gross and net sales are primarily the result of sales increases in both the third quarter and nine months of 2003 for the domestic beer segment, due to higher revenue per barrel and beer volume. Domestic beer sales were up $116 million in the third quarter and up $331 million for the nine months, both increases of 4.1%. The company's remaining business segments each registered sales increases for both the third quarter and nine months of 2003. Year-to-date, the packaging and entertainment segments each had net sales increases of $45 million, while international beer had an increase of $32 million.

         Domestic beer revenue per barrel growth generated $100 million and $268 million in net sales improvement for the third quarter and nine months of 2003, respectively, while higher beer volume contributed $16 million and $63 million, respectively, to the sales increases. Domestic revenue per barrel grew 3.5% and 3.3% in the third quarter and nine months of 2003, respectively, versus 2002, reflecting the continued favorable beer industry pricing environment. Revenue per barrel has now increased by 2% or more for 20 consecutive quarters. Consistent with the company's practice of implementing moderate annual price increases in two phases, Anheuser-Busch initiated pricing actions in October 2003. Selected price increases and discount reductions have been put into effect in markets representing almost 40% of the company's domestic volume. The second phase of the pricing plan will take place in the first quarter of 2004 and is expected to cover approximately 25% of the company's volume. These revenue enhancement initiatives are being tailored to specific markets, brands and packages.

         Domestic beer sales-to-wholesalers volume increased 0.7% for the third quarter of 2003 versus the third quarter 2002 and 0.9% for the nine months of 2003. The company anticipates full year beer shipments volume to be up just under 1%.

         Wholesaler sales-to-retailers volume rebounded in the third quarter. In July, wholesaler sales-to-retailers exceeded 10 million barrels
- the first time this benchmark has been achieved for a single month. Overall, sales-to-retailers were up 1.3% for the third quarter 2003, and were up 0.7% for the nine months versus similar 2002 periods.

         The company's beer volume for the third quarter and nine months of 2003 is summarized in the following table:

                       Reported Beer Volume for Periods Ended September 30 (millions of barrels)
--------------------------------------------------------------------------------------------------------------------
                                                  Third Quarter                             Nine Months
                                       -------------------------------------   -------------------------------------
                                                          Versus 2002                             Versus 2002
                                                   -------------------------               -------------------------
                                          2003       Barrels          %           2003       Barrels          %
                                       ----------  -----------  ------------   ----------  -----------  ------------
Domestic                                    27.5       Up 0.2       Up 0.7%         79.3       Up 0.7       Up 0.9%
International                                2.3       Up 0.2      Up 11.0%          6.2       Up 0.3       Up 4.3%
                                       ----------  -----------  ------------   ----------  -----------  ------------
    Worldwide A-B Brands                    29.8       Up 0.4       Up 1.5%         85.5       Up 1.0       Up 1.1%
Int'l Equity Partner Brands                  4.9       Up 0.3       Up 6.4%         14.3       Up 0.4       Up 2.8%
                                       ----------  -----------  ------------   ----------  -----------  ------------
    Total Brands                            34.7       Up 0.7       Up 2.1%         99.8       Up 1.4       Up 1.4%
                                       ==========  ===========  ============   ==========  ===========  ============

         Worldwide Anheuser-Busch beer sales volume increased 1.5% and 1.1%, respectively, for the third quarter and nine months of 2003, to 29.8 million and 85.5 million barrels. Worldwide beer volume is comprised of domestic volume and international volume. Domestic volume represents Anheuser-Busch beer produced and shipped within the United States. International volume represents exports from the company's U.S. breweries to markets around the world, plus Anheuser-Busch brands produced overseas by company-owned breweries and under license and contract brewing agreements.

         Total volume, which combines worldwide Anheuser-Busch brand volume with equity volume (representing the company's share of its foreign equity partners' volume), was 34.7 million barrels in the third quarter 2003, up 700,000 barrels, or 2.1% versus third quarter 2002. Total volume for the nine months increased 1.4%, to 99.8 million barrels.

         Anheuser-Busch reported domestic beer sales-to-wholesalers of 27.5 million barrels in the third quarter 2003 and 79.3 million barrels for the nine months, representing increases of 0.7% and 0.9%, respectively, compared to 2002. The company's domestic market share (excluding exports) for the nine months of 2003 was 50.1%, compared to 2002 market share of 48.9%. Domestic market share is determined based on estimated beer industry sales using information provided by the Beer Institute and the U.S. Department of Commerce.

         International Anheuser-Busch brand beer volume for the third quarter and nine months of 2003 was 2.3 million and 6.2 million barrels, respectively, representing increases of 11% in the third quarter and 4.3% for the nine months, versus comparable 2002 periods. The increase for the third quarter is due to volume growth in China and the United Kingdom. The year-to-date increase is primarily due to volume growth in China.

         Cost of sales was $2.2 billion and $6.4 billion, respectively, for the third quarter and nine months of 2003, reflecting increases of $99 million, or 4.7%, and $229 million, or 3.7%, respectively, compared to 2002. The increases in cost of sales for the third quarter and nine months are due to higher beer sales volume, higher domestic beer production costs (primarily increased brewing and packaging material costs and utilities costs), higher theme park operating costs and increased costs for the company's commodity recycling business. Year-over-year brewing and packaging material costs and utilities were higher in the third quarter than experienced in the first half of the year. Gross profit as a percentage of net sales was 43.2% for the third quarter and 41.7% for the nine months of 2003, representing no change and an increase of 30 basis points, respectively, versus 2002.

         Marketing, distribution and administrative expenses for the third quarter 2003 were $649 million, an increase of $18 million, or 2.8% compared with third quarter 2002. This increase is principally due to higher domestic beer marketing costs for the Bud Family and Michelob ULTRA, increased international beer marketing support and increased company-owned beer distribution costs. For the nine months of 2003, these expenses were $1.8 billion, an increase of $56 million, or 3.2% versus last year. The increase for the nine months is primarily due to marketing costs related to Michelob ULTRA, increased company-owned beer distribution costs, higher international beer marketing costs and increased theme park marketing costs.

         Operating income increased $58 million, or 5.9% in the third quarter 2003, and was up $178 million, or 6.9% for the nine months, versus comparable periods in 2002. Operating margins for the third quarter and nine months were 26.5% and 25.2%, respectively, representing increases of 30 and 60 basis points, respectively, versus 2002.

         Interest expense net of interest income was $98 million for the third quarter and $299 million for the nine months of 2003, representing increases of 6.5% and 9.7%, respectively, compared to the corresponding periods in 2002. The increases in 2003 are due to the impact of higher average outstanding debt balances partially offset by lower effective interest rates compared to last year.

         Interest capitalized increased to $7 million and $18 million for the third quarter and nine months, respectively. These increases are primarily due to increased capital spending and the timing of project in-service dates, and are also impacted by lower average interest rates in 2003 versus 2002.

         The company had net other income of $2 million in the third quarter and $1 million for the nine months of 2003. Other income or expense, net includes equity earnings from the company's limited partnership investments in beer wholesalers and numerous other items of a nonoperating nature that do not materially impact the company's results of operations, either individually or in total. In the third quarter, the company incurred offsetting amounts related to an expense associated with the early call of higher interest rate debt and a gain from the receipt of proceeds from an insurance company.

         Income before income taxes was $939 million, an increase of $57 million, or 6.4% versus third quarter 2002. Income before income taxes of $2.5 billion for the nine months increased $158 million, or 6.8% compared to 2002. The increases for both periods reflect higher domestic beer revenue per barrel and volume, plus growth from international beer and packaging operations. Entertainment operations also contributed to the third quarter increase.

         Domestic beer pretax income was $901 million and $2.6 billion for the third quarter and nine months of 2003, respectively. This represents increases of $50 million, or 5.9% for the third quarter 2003 and $174 million, or 7.2% for the nine months versus prior year. Both of these increases are due to higher revenue per barrel and increased beer sales volume.

         International beer segment pretax income (excluding equity income) was $30 million for the third quarter and $76 million for the nine months of 2003, representing increases of 18.3% and 7.8%, respectively. Both increases are primarily due to volume and profit growth in China, with the United Kingdom contributing in the third quarter.

         Packaging segment pretax profits were up 11.3% and 8.7%, respectively, in the third quarter and the nine months of 2003, due principally to improved operating profits from the company's can manufacturing operations. Label operations also contributed in the third quarter and nine months, while bottle operations contributed to the year-to-date improvement.

         Entertainment segment pretax results were up $9 million, or 7.7% in the third quarter and down $2 million, or 1.3% for the nine months. Third quarter results are primarily due to increased attendance, higher admissions pricing and higher in-park spending, partially offset by higher park operating costs. For the nine months, the impact of slightly reduced attendance and higher park operating costs exceeded higher admissions pricing and higher in-park spending. Entertainment results include the impact of Operation Salute, Anheuser-Busch's theme park military appreciation program, which provides free single-day admission to SeaWorld, Busch Gardens and Sesame Place parks to active duty military, active reservists, U.S. Coast Guard, National Guardsmen and as many as three of their direct dependents. The program runs through Veterans Day.

         Equity income was $87 million in the third quarter and $268 million for the nine months of 2003, an increase of $5 million, or 6.6% for the quarter and a decrease of $9 million, or 3.4% for the nine months, versus the comparable 2002 periods. The increase in equity income for the third quarter is due to higher Modelo earnings and improved CCU results. Third quarter 2002 Modelo equity income includes a one-time $6.5 million after-tax charge resulting from the restructuring of Modelo's brewery operations in southeast Mexico. The decrease in equity income for the nine months of 2003 is primarily due to a $17 million deferred income tax benefit included in 2002 Modelo equity income, partially offset by the charge related to Modelo's brewery restructuring. The tax benefit resulted from lower Mexican income tax rates enacted in the first quarter of 2002. The Mexican deferred tax benefit included in Modelo equity income was largely offset by corresponding higher U.S. deferred taxes included in the 2002 consolidated income tax provision. In 2003, lower export volume growth and a weaker peso also dampened equity income growth from Modelo. Anheuser-Busch's equity share of CCU earnings for the nine months of 2003 includes a benefit of $5.5 million after-tax, from the sale of a brewery in Croatia.

         The company's effective tax rate decreased to 38.5% in the third quarter 2003 versus 38.7% last year, primarily due to a more favorable foreign tax credit position. The effective tax rate declined to 38.7% for the nine months of 2003 versus 40.0% for the nine months of 2002. The year-to-date effective tax rate in 2002 was unusually high due to the U.S. deferred income tax offset to the Mexican income tax rate benefit included in equity income. In addition, the effective tax rate in 2003 reflects a more favorable foreign tax credit position.

         Net income increased $42 million, or 6.8% during the third quarter 2003, and increased $117 million, or 7% for the nine months, versus the same periods last year. Diluted earnings per share were $.80 for the third quarter 2003, an increase of 12.7% compared to prior year, and were $2.12 for the nine months, an increase of 12.8% compared to the first half of 2002. Earnings per share continue to benefit from the company's share repurchase program. The company repurchased over 12 million shares in the third quarter and purchased 35 million shares in the nine months of 2003.

Return on Capital Employed
--------------------------

         Return on capital employed for the twelve months ended September 30, 2003, was 18.6%, an increase of 100 basis points over the twelve-month period ended September 30, 2002. Return on capital employed is computed as twelve months of net income before after-tax net interest (interest expense less interest capitalized) divided by average net investment. Net investment is defined as total assets less non-debt current liabilities. For 2003, after-tax net interest expense was $231 million, calculated as pretax net interest expense of $372 million less income taxes applied using a 38% tax rate. For 2002, after-tax net interest expense was $214 million, calculated as pretax net interest expense of $345 million less income taxes applied at 38%.

LIQUIDITY AND FINANCIAL CONDITION
---------------------------------

         Cash at September 30, 2003 was $136 million, a decrease of $53 million from the December 31, 2002 balance. The principal source of the company's cash flow is cash generated by operations. Principal uses of cash are capital expenditures, share repurchase, dividends and business investments. Operating cash flow before the change in working capital for the nine months of 2003 was $2.5 billion. See the consolidated statement of cash flows for detailed information. Cash generated by the company's business segments is projected to exceed funding requirements for each segment's currently anticipated capital spending. The net issuance of debt provides an additional source of cash as necessary for share repurchase, dividends and business investments. The use of debt financing lowers the company's overall cost of capital. The company's debt balance has increased $472 million since December 31, 2002, as shown in the following detail.

         Debt issuances were $931.4 million and $566.4 million, respectively, during the nine months of 2003 and 2002, as shown below.

----------------------------------------------------------------------------------------------------------------------
                                               Amount                              Interest Rate
             Description                     (millions)                         (fixed unless noted)
----------------------------------------------------------------------------------------------------------------------
2003 ISSUANCES

U.S. Dollar Notes                                $876.1        $299.2 at 4.95%; $198.0 at 4.5%; $198.9 at 4.625%;
                                                               $180.0 at 5.35%
Commercial Paper                                   53.2        1.13% weighted average floating
Other, net                                          2.1        Various

2002 ISSUANCES

U.S. Dollar Debentures                           $546.0        6.5%
Industrial Revenue Bonds                            8.8        6.07% weighted average
Other, net                                         11.6        Various
----------------------------------------------------------------------------------------------------------------------

         Debt reductions were $459.4 million and $509.8 million, respectively, during the nine months of 2003 and 2002, as shown below.

----------------------------------------------------------------------------------------------------------------------
                                               Amount                              Interest Rate
             Description                     (millions)                        (fixed unless noted)
----------------------------------------------------------------------------------------------------------------------
2003 REDUCTIONS

U.S. Dollar Debentures                           $200.0        7.375%
U.S. Dollar Notes                                 200.0        6.75%
ESOP Note                                          44.0        8.25%
Other, net                                         15.4        Various

2002 REDUCTIONS

U.S. Dollar Notes                                $300.0        $200.0 at 6.75%; $100.0 at 7.0%
Commercial Paper                                  149.8        2.3% weighted average floating
ESOP Note                                          41.9        8.25%
Other, net                                         18.1        Various
----------------------------------------------------------------------------------------------------------------------

         At September 30, 2003, the company's commercial paper borrowings of $466.1 million were classified as long-term since they are maintained on a long-term basis with on-going support provided by the company's $2 billion revolving credit agreement. During the third quarter, the company replaced its existing revolving credit agreement with a new $2 billion agreement under terms more favorable to the company. The new agreement expires in 2008.

         In September, Anheuser-Busch notified bondholders that effective November 1, 2003 the company is calling its $250 million, 6.75% notes due November 2006 at par. In October, the company issued $400 million of 5.05% notes due 2016.

         Capital expenditures during the nine months of 2003 were $720 million, compared to $597 million for the similar 2002 period. The increase in capital expenditures is essentially due to spending deferred from 2002. Full year 2003 capital expenditures are expected to approximate $950 million to $1 billion.

         At its October meeting, the Board of Directors declared a regular quarterly dividend on outstanding shares of the company's common stock of $.22 per share, payable December 9, 2003, to shareholders of record November 10, 2003.

         At its March meeting, the Board of Directors approved a new 100 million common share repurchase program. The program is similar to the company's previous authorization, which was completed during the second quarter 2003.

OTHER MATTERS
-------------

Tsingtao Investment
-------------------

         On April 3, 2003, the company invested $116 million in two convertible bonds of Tsingtao, the largest brewer in China, and invested an additional $33 million in a third convertible bond in October. The company plans to make a final investment of $33 million in the first half of 2004. In July 2003, the company converted the first bond, which increased its equity interest in Tsingtao from 4.5% to 9.9%. See footnote 8 for additional information.

Wholesale Beer Distribution Investment
--------------------------------------

         On October 3, 2003, the company purchased a wholesale beer distribution operation in Pomona, California for a total of $84 million.

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

         Several states have considered increasing excise taxes and some legislation has been proposed. Company and industry representatives meet proactively with legislators and state administration officials to present arguments against increases in beer excise taxes. To date in 2003, there have been 29 proposals to increase state excise taxes. Proposals to increase taxes have been defeated in 22 states in 2003, and there are four proposals pending. Three states have passed excise tax increases this year, Utah, Nebraska and Nevada.

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

ITEM 3.  RISK MANAGEMENT

         The company's derivatives holdings fluctuate during the year based on normal and recurring changes in purchasing and production activity. The company has experienced higher derivatives use as raw material inputs have increased in conjunction with increases in domestic beer volume. Changes in underlying market conditions since December 31, 2002, including changes in interest rates, U.S. dollar foreign currency exchange rates and certain commodity prices, have not had a material impact on Anheuser-Busch's risk profile. There have been no significant changes in the types of derivative instruments used to hedge the company's exposures.

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

         The chief executive officer and chief financial officer evaluated the company's disclosure controls and procedures as of the end of the third quarter, and have concluded the controls and procedures currently in place are adequate to ensure material information and other information requiring disclosure is identified and communicated on a timely basis. Additionally, there have been no material changes to the company's system of internal controls or changes in other factors affecting the operation of the internal controls in the three months since Anheuser-Busch management last evaluated the system of internal controls in conjunction with the preparation of financial statements for the quarter ended June 30, 2003.

                         PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The company has settled an enforcement action with the Colorado Division of Public Health and Environment, Air Pollution and Control Division, all issues related to a number of violations of the company's Fort Collins brewery air permit. This matter was previously reported in the company's 2002 Form 10-K. The violations arose from the failure of the former environmental manager at the brewery to accurately and timely complete various reports and other tasks required under the brewery's Title V air permit. Emissions limits were not violated. Anheuser-Busch paid a fine of $48,164 and agreed to a minor facility modification and related administrative requirements.

ITEM 2.  CHANGE IN SECURITIES

         On October 3, 2003, the company issued out of treasury shares a total of 1,432,561 shares of the company's common stock ($1 par value) to the sellers of the assets of a beer wholesale operation the company acquired in Pomona, California. This transaction was exempt from the registration and prospectus delivery requirements of the Securities Act of 1933, pursuant to
Section 4(2) of the Act. On October 20, 2003, the company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission to enable the sale of these shares by the recipients.

ITEM 5.  OTHER MATTERS

         The company and the International Brotherhood of Teamsters have reached a tentative agreement on a five-year contract covering approximately 7,500 employees at the company's 12 U.S. breweries. The proposed contract calls for wage increases of $.65 per hour in year one, $.60 per hour in years two, three and four, and $.55 cents per hour in year five. The tentative agreement maintains a health care package with no employee-paid premiums in company-sponsored plans and also includes pension increases of 14% for defined benefit plans. If union membership ratifies the contract on the first vote and the results are in by Dec. 1, Teamster-represented employees will receive a $1,000 signing bonus and a renewal of Anheuser-Busch's commitment to keep all 12 breweries open throughout the life of the new agreement. National and local Teamsters leadership have unanimously recommended that its members ratify the tentative agreement. The current contract expires Feb. 29, 2004.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits
                  --------

                     12        Ratio of Earnings to Fixed Charges

                     31.1 Certification of Chief Executive Officer required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act

                     31.2 Certification of Chief Financial Officer required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act

                     32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                     32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports on Form 8-K
                  -------------------

                                       Item Reported            Date of Report
                                       -------------            --------------

                  Item 7 (c)      Exhibit - Press Release       July 23, 2003

                  Item 9          Regulation FD disclosure      July 23, 2003

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  ANHEUSER-BUSCH COMPANIES, INC.
                                  (Registrant)

                                  /s/ W. Randolph Baker
                                  --------------------------------------------
                                  W. Randolph Baker
                                  Vice President and Chief Financial Officer
                                  (Chief Financial Officer)
                                  October 24, 2003



                                  /s/ John F. Kelly
                                  --------------------------------------------
                                  John F. Kelly
                                  Vice President and Controller
                                  (Chief Accounting Officer)
                                  October 24, 2003