Form 10-K/A
period 2002-12-31
ANHEUSER BUSCH COMPANIES INC
filed 2004-02-23
CIK 310569

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                            --------------------
                                 FORM 10-K/A
                                (AMENDMENT 3)
         (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR
         ENDED DECEMBER 31, 2002
         OR
         ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                        COMMISSION FILE NUMBER 1-7823
----------------------------------------------------------------------------
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

      $1 PAR VALUE COMMON STOCK 836,078,250 SHARES AS OF MARCH 11, 2003

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of Annual Report to Shareholders for the Year ended
  December 31, 2002. . . . . . . . . . . . . . PART I, PART II, AND PART IV

Portions of Definitive Proxy Statement for Annual Meeting of
  Shareholders on April 23, 2003. . . . . . . . . . . .PART III and PART IV

     Item 14. "CONTROLS AND PROCEDURES" is amended by replacing the item in its entirety with the following:

     Item 14. CONTROLS AND PROCEDURES.

     It is responsibility of the chief executive officer and chief financial officer to ensure the Company maintains disclosure controls and procedures designed to provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is identified and communicated to senior management on a timely basis. The Company's disclosure controls and procedures include mandatory communication of material subsidiary events, automated accounting processing and reporting, management review of monthly and quarterly results, periodic subsidiary business reviews, an established system of internal controls and rotating internal control reviews by the Company's internal auditors.

     The chief executive officer and chief financial officer evaluated the Company's disclosure controls and procedures as of the end of the quarter ended December 31, 2002 and have concluded that they are effective as of December 31, 2002 in providing reasonable assurance that such information is identified and communicated on a timely basis. Additionally, there were no changes in the Company's internal control over financial reporting identified in connection with the evaluation that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 15 on pages 11 through 13 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2002 is amended by the addition of the following exhibits:

Exhibit 31.3 -Certification of Chief Executive Officer

Exhibit 31.4 -Certification of Chief Financial Officer

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              ANHEUSER-BUSCH COMPANIES, INC.
                                      (Registrant)

                              By: /s/ W. Randolph Baker
                                 ----------------------------------------------
                                              W. Randolph Baker
                                  (Vice President and Chief Financial Officer)

Date: February 23, 2004

         Pursuant to the requirements of the Securities Act of 1934, this amendment to report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                                            Title                               Date
    PATRICK T. STOKES      *        Chief Executive Officer                     February 23, 2004
---------------------------         and President and Director (Principal
    Patrick T. Stokes               Executive Officer)


   W. RANDOLPH BAKER       *        Vice President and                          February 23, 2004
---------------------------         Chief Financial Officer
   W. Randolph Baker                (Principal Financial Officer)


        JOHN F. KELLY      *        Vice President and                          February 23, 2004
---------------------------         Controller (Principal
        John F. Kelly               Accounting Officer)


   AUGUST A. BUSCH III     *        Director                                    February 23, 2004
---------------------------
   August A. Busch III


    CARLOS FERNANDEZ G.    *        Director                                    February 23, 2004
---------------------------
    Carlos Fernandez G.


                                    Director
---------------------------
      James J. Forese


       JOHN E. JACOB       *        Director                                    February 23, 2004
---------------------------
       John E. Jacob


      JAMES R. JONES       *        Director                                    February 23, 2004
---------------------------
      James R. Jones


    CHARLES F. KNIGHT      *        Director                                    February 23, 2004
---------------------------
    Charles F. Knight


   VERNON R. LOUCKS, JR.   *        Director                                    February 23, 2004
---------------------------
   Vernon R. Loucks, Jr.


   VILMA S. MARTINEZ       *        Director                                    February 23, 2004
--------------------------
   Vilma S. Martinez


   WILLIAM PORTER PAYNE    *        Director                                    February 23, 2004
---------------------------
   William Porter Payne


     JOYCE M. ROCHE        *        Director                                    February 23, 2004
---------------------------
     Joyce M. Roche


    HENRY HUGH SHELTON     *        Director                                    February 23, 2004
---------------------------
    Henry Hugh Shelton





    ANDREW C. TAYLOR       *        Director                                    February 23, 2004
---------------------------
    Andrew C. Taylor


   DOUGLAS A. WARNER III   *        Director                                    February 23, 2004
---------------------------
   Douglas A. Warner III


  EDWARD E. WHITACRE, JR.  *        Director                                    February 23, 2004
---------------------------
  Edward E. Whitacre, Jr.


    *By /s/ W. Randolph Baker       Attorney-in-Fact
       -------------------------
          W. Randolph Baker

                                EXHIBIT INDEX


  Exhibit 31.3 -Certification of Chief Executive Officer

  Exhibit 31.4 -Certification of Chief Financial Officer