Form 10-Q/A
period 2003-03-31
ANHEUSER BUSCH COMPANIES INC
filed 2004-02-23
CIK 310569

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                 FORM 10-Q/A
                 Quarterly Report Under Section 13 or 15(d)
                   Of the Securities Exchange Act of 1934


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

     ITEM 4. "CONTROLS AND PROCEDURES" is amended by replacing the item in its entirety with the following:

     ITEM 4. CONTROLS AND PROCEDURES.

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

     The chief executive officer and chief financial officer evaluated the company's disclosure controls and procedures as of the end of the quarter ended March 31, 2003 and have concluded that they are effective as of March 31, 2003 in providing reasonable assurance that such information is identified and communicated on a timely basis. Additionally, there were no changes in the company's internal control over financial reporting identified in connection with the evaluation that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

     Item 6. Exhibits and Reports on 8-K

         Item 6(a) is amended to add the following exhibits:

         31.3 Certification of Chief Executive Officer required by Rule 13a-15(e) and 15d- 15(e) under the Exchange Act.

         31.4 Certification of Chief Financial Officer required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to report to be signed on its behalf by the undersigned thereunto duly authorized.





                                 ANHEUSER-BUSCH COMPANIES, INC.
                                 (Registrant)

                                 /s/ W. Randolph Baker
                                 -------------------------------------------
                                 W. Randolph Baker
                                 Vice President and Chief Financial Officer
                                 (Chief Financial Officer)
                                 February 23, 2004