Form 10-Q/A
period 2003-09-30
ANHEUSER BUSCH COMPANIES INC
filed 2004-02-23
CIK 310569

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

     The chief executive officer and chief financial officer evaluated the company's disclosure controls and procedures as of the end of the quarter ended September 30, 2003 and have concluded that they are effective as of September 30, 2003 in providing reasonable assurance that such information is identified and communicated on a timely basis. Additionally, there were no changes in the company's internal control over financial reporting identified in connection with the evaluation that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

     Item 6.  Exhibits and Reports on 8-K

         Item 6(a) is amended to add the following exhibits:

         31.3 Certification of Chief Executive Officer required by Rule 13a-15(e) and 15d-15(e) under the Exchange Act.

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