Form 10-K
period 2003-12-31
ANHEUSER BUSCH COMPANIES INC
filed 2004-03-11
CIK 310569

============================================================================
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549
                                 FORM 10-K


     /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
                                     OR
     / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          FOR THE TRANSITION PERIOD FROM ____________ TO _____________

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

                         -------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.) Yes X No __

    As of June 30, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant was $41,874,456,576.

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     $1 PAR VALUE COMMON STOCK 810,685,090 SHARES AS OF MARCH 1, 2004

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of Annual Report to Shareholders for
    the Year Ended December 31, 2003...........    PART I, PART II, and PART IV
Portions of Definitive Proxy Statement for
    Annual Meeting of Stockholders on
    April 28, 2004.............................    PART III


============================================================================

                                  PART I

ITEM 1. BUSINESS

    Anheuser-Busch Companies, Inc. (the "Company") is a Delaware corporation that was organized in 1979 as the holding company parent of Anheuser-Busch, Incorporated ("ABI"), a Missouri corporation whose origins date back to 1875. In addition to ABI, which is the world's largest brewer of beer, the Company is also the parent corporation to a number of subsidiaries that conduct various other business operations. The Company's operations are comprised of the following principal business segments: domestic beer, international beer, packaging, entertainment, and other. In 2003, domestic beer contributed 77.6% and 93.1%, international beer contributed 4.5% and 19.3%, packaging contributed 8.7% and 4.6%, and entertainment contributed 6.5% and 4.9% to consolidated net sales and consolidated net income, respectively. The individual percentages above do not add to 100% due to the impact of unallocated corporate sales and expenses, as detailed in the Company's business segments disclosure. Approximately 95.5% of the Company's consolidated net sales and 96.8% of the Company's consolidated income before income taxes is generated in the United States. Financial information with respect to the Company's business segments appears in Note 15, "Business Segments," on pages 55-56 of the 2003 Annual Report to Shareholders, which Note hereby is incorporated by reference.

    Domestic beer volume was 102.6 million barrels in 2003 as compared with
101.8 million barrels in 2002. Domestic volume represents Anheuser-Busch brands produced and shipped within the United States including Puerto Rico and the Caribbean. Worldwide sales of the Company's beer brands aggregated
111.0 million barrels in 2003 as compared with 109.8 million barrels in 2002. Worldwide beer volume is comprised of domestic and international volume. International volume represents Anheuser-Busch brands produced overseas by Company-owned breweries and under license and contract brewing agreements, plus exports from the Company's U.S. breweries to markets around the world. Total volume includes worldwide Anheuser-Busch brand volume combined with the Company's ownership percentage share of the volume of its international equity partners. Total beer volume was 129.8 million barrels and 127.9 million barrels in 2003 and 2002, respectively.

DOMESTIC BEER

    The Company's principal product is beer, produced and distributed by its subsidiary, ABI, in a variety of containers primarily under the brand names Budweiser, Bud Light, Bud Dry, Bud Ice, Bud Ice Light, Michelob, Michelob Light, Michelob ULTRA, Michelob Golden Draft, Michelob Golden Draft Light, Michelob Amber Bock, Michelob Honey Lager, Michelob Marzen, Busch, Busch Light, Busch Ice, Natural Light, Natural Ice, King Cobra, ZiegenBock Amber, Hurricane Malt Liquor, Hurricane Ice, "Doc's" Hard Lemon, Tequiza, and Bacardi Silver. ABI's products also include three non-alcohol beverages, O'Doul's, Busch NA, and O'Doul's Amber. During 2003, ABI introduced Bacardi Silver O3, Bacardi Silver Raz, Anheuser World Select, Bare Knuckle Stout, and ZiegenBock Light and discontinued Michelob Hefeweizen, Michelob Black & Tan, Killarney's, and Pacific Ridge Ale. The Company brews Kirin Light, Kirin Lager, and Kirin-Ichiban through a joint venture agreement with Kirin Brewing Company, Ltd. of Japan for sale in the United States. ABI owns a 29.9% equity interest in Seattle-based Redhook Ale Brewery, Inc. Through this alliance, Redhook products are distributed by many ABI wholesalers and exclusively by ABI wholesalers in all new U.S. markets entered by Redhook since 1994. ABI also owns a 36% interest in Portland-based Widmer Brothers Brewing Company. Widmer products are distributed by many ABI wholesalers and exclusively by ABI wholesalers in all new U.S. markets entered by Widmer since 1997.

    Budweiser, Bud Light, Bud Ice, Bud Ice Light, Michelob, Michelob Light, Michelob ULTRA, Michelob Golden Draft, Michelob Golden Draft Light, Michelob Amber Bock, Busch, Busch Light, Natural Light, Natural Ice, ZiegenBock Amber, "Doc's" Hard Lemon, Bacardi Silver, Barcardi Silver O3, Barcardi Silver Raz, Kirin-Ichiban, O'Doul's, O'Doul's Amber, Anheuser World Select, and ZiegenBock Light are sold in both draught and packaged form. Bud Dry, Busch Ice, King Cobra, Michelob Marzen, Michelob Honey Lager, Hurricane Malt Liquor, Hurricane Ice, Tequiza, Kirin Lager, Kirin Light, and Busch NA are sold only in packaged form. Bare Knuckle Stout is sold only in draught form.

    Budweiser, Bud Light, Bud Ice, Michelob, Michelob Light, Michelob ULTRA, Michelob Amber Bock, Busch, Busch Light, Natural Light, Natural Ice, Tequiza, "Doc's" Hard Lemon, O'Doul's, O'Doul's Amber, Bacardi Silver, Bacardi Silver O3, and Barcardi Silver Raz are distributed and sold on a nationwide basis. Michelob Honey Lager, Bud Ice Light, Anheuser World Select, and Redhook Ales are sold in 48 states; Bud Dry and King Cobra in 46 states, Busch NA in 45 states, Kirin Lager in 43 states, Kirin-Ichiban in 42 states, Hurricane Malt Liquor and Widmer beer products in 36 states, Kirin Light in 32 states, Busch Ice in 19 states, Bare Knuckle Stout in 12 states, Michelob Golden Draft and Michelob Golden Light in 7 states, Hurricane Ice in 2 states, and ZiegenBock Amber and ZiegenBock Light in one state.

    ABI has developed a system of twelve breweries, strategically located across the country, to economically serve its distribution system. (See
Item 2 of Part I--Properties.) Ongoing modernization programs at the Company's breweries are part of ABI's overall strategic initiatives.

    During 2003, approximately 93% of the beer sold by ABI, measured in barrels, reached retail channels through more than 600 independent wholesalers. The Company has a formal, written distribution agreement (the Equity Agreement) with each of its wholesalers. Each Equity Agreement generally specifies the territory in which the wholesaler is permitted to sell the Company's products, the brands that the wholesaler is permitted to sell, performance standards applicable to the wholesaler, procedures to be followed by the wholesaler in connection with the sale of the distribution rights, and circumstances upon which the distribution rights may be terminated. By wholesaler use of controlled environment warehouses and stringent inventory monitoring policies, the quality and freshness of the product are protected, thus providing ABI a significant competitive advantage. ABI utilizes its regional vice-presidents, sales directors, key account and market managers, as well as certain other sales personnel, to provide strategic sales planning and merchandising assistance to its wholesalers. In addition, ABI provides national and local media advertising, point-of-sale advertising, and sales promotion programs to promote its brands. The remainder of ABI's domestic beer sales in 2003 were made through 14 branches that perform similar sales, merchandising, and delivery services as wholesalers in their respective areas; these branches are owned and operated by the Company or direct or indirect subsidiaries of the Company. ABI's peak selling periods are the second and third quarters.

    There are more than 100 companies engaged in the highly competitive brewing industry in the United States. ABI's domestic beers are distributed and sold in competition with other nationally distributed beers, with locally and regionally distributed beers, and with imported beers. Although the methods of competition in the industry vary widely, in part due to differences in applicable state laws, the principal methods of competition are product quality, taste and freshness, packaging, price, advertising (including television, radio, sponsorships, billboards, stadium signs, and print media), point-of-sale materials, and service to retail customers. ABI's beers compete in different price categories. Although all brands compete against the total market, Budweiser, Bud Light, Bud Dry, Bud Ice, Bud Ice Light, Michelob Golden Draft, and Michelob Golden Draft Light compete primarily with premium priced beers. Busch, Busch Light, Busch Ice, Natural Light, and Natural Ice compete with the sub-premium or popular priced beers. King Cobra, Hurricane Malt Liquor, and Hurricane Ice compete against other brands in the malt liquor segment. Michelob, Michelob Light, Michelob Amber Bock, Kirin Lager, Kirin Light, Kirin-Ichiban, Michelob Honey Lager, Tequiza, ZiegenBock Amber, ZiegenBock Light, "Doc's" Hard Lemon, Michelob Marzen, Bacardi Silver, Michelob ULTRA, Bacardi Silver O3, Bacardi Silver Raz, Anheuser World Select, Bare Knuckle Stout, the Redhook products, and Widmer beer products compete primarily in the above premium priced beer segment of the malt beverage market. O'Doul's and O'Doul's Amber (premium priced) and Busch NA (sub-premium priced) compete in the non-alcohol malt beverage category. Since 1957, ABI has led the United States brewing industry in total sales volume. In 2003, its sales exceeded those of its nearest competitor by more than 65 million barrels. ABI's domestic market share (excluding exports) for 2003 was approximately 50%. Major competitors in the United States brewing industry during 2003 included SABMiller, Adolph Coors Co., Pabst Brewery Co., Grupo Modelo, S.A. de C.V., and Heineken.

    The Company has an energy drink, "180," in the alternative beverage segment. "180" is distributed and sold on a nationwide basis and is available in single eight-ounce slim-line cans. The Company also has an enhanced water beverage drink, "180 Sport," in the alternative beverage segment. "180 Sport" is distributed and sold in two flavors in test markets in four states and is available in 24 packs of 15.5 ounce cans.

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

    Another wholly-owned subsidiary, Wholesaler Equity Development Corporation, shares equity positions with qualified partners in independent beer wholesalerships and is currently invested in 3 wholesalerships.

INTERNATIONAL BEER

    International beer volume was nearly 8.4 million barrels in 2003, compared with 8.0 million barrels in 2002. Anheuser-Busch International, Inc. ("ABII"), a wholly-owned subsidiary of the Company, oversees the marketing and sale of Budweiser and other ABI brands outside the U.S., operates breweries in the United Kingdom (U.K.) and China, negotiates and administers license and contract brewing agreements on behalf of ABI with various foreign brewers, and negotiates and manages equity investments in foreign brewing partners.

    Through Anheuser-Busch Europe Limited ("ABEL"), an indirect, wholly-owned subsidiary of the Company, certain ABI beer brands are marketed, distributed, and sold in more than thirty countries. In the U.K., ABEL sells Budweiser, Bud Ice, Michelob, and Michelob ULTRA brands to selected on-premise accounts, brewers, wholesalers, and directly to off-premise accounts. Budweiser, Bud Ice, Michelob, and Michelob ULTRA are brewed and packaged at the Stag Brewery near London, England which is managed and operated by ABEL. Anheuser World Select is imported into the U.K. by ABEL.

    In Canada, Budweiser, Bud Light, Busch and Busch Light are brewed and sold through a license agreement with Labatt Brewing Co. O'Doul's is imported into Canada. In Japan, Budweiser is brewed and sold through a license agreement with Kirin Brewery Company, Limited. Budweiser is also brewed under license and sold by brewers in Korea (Oriental Brewery Co., Ltd.), the Republic of Ireland and Northern Ireland (Guinness Ireland Limited), Italy (Heineken Italia S.A.), and Spain (Sociedad Anonima Damm). The Company has an agreement with Brasseries Kronenbourg for sale and distribution of Bud in France.

    In 1995, the Company formed an alliance with Compania Cervecerias Unidas S.A. ("CCU"), the leading Chilean brewer. Under the terms of the alliance, a subsidiary of CCU in Argentina ("CCU-Argentina") brews and distributes Budweiser under license in Argentina and Uruguay, and under contract for sale in Chile. CCU also distributes Budweiser in Chile. The Company has a direct and indirect ownership interest of approximately 29% of CCU-Argentina and approximately 20% of CCU.

    In 1995, the Company purchased an initial 80% equity interest in a joint venture, renamed the Budweiser Wuhan International Brewing Company, Ltd., that owns and operates a brewery in Wuhan, the fifth-largest city in China. This ownership interest has subsequently increased to 97%. The Company has an agreement with Tsingtao Brewing Company, Ltd., the largest brewer in China, and producer of the Tsingtao brand, whereby the Company has committed to invest $182 million in Tsingtao convertible bonds that if fully converted over the next several years, will increase its economic ownership interest to 27% of Tsingtao. In April 2003, the Company invested $116 million in two convertible bonds of Tsingtao and invested an additional $33 million in a third convertible bond in October 2003. The Company plans to make a final investment of $33 million in the first half of 2004. In July 2003, the Company converted the first bond, which increased its equity interest in Tsingtao from 4.5% to 9.9%.

    In 1993, Anheuser-Busch purchased a 17.7% direct and indirect equity interest in Grupo Modelo's operating subsidiary, Diblo, for $477 million. As noted in Note 2, "International Equity Investments," on page 47 of the 2003 Annual Report, which Note is hereby incorporated by reference, Diblo is the operating subsidiary of Grupo Modelo, Mexico's largest brewer. Accordingly, Diblo operates in Mexico and is a brewer. In May 1997, the Company increased its direct and indirect equity ownership in Diblo to 37% for an additional $605 million. In September 1998, the Company completed the purchase of an additional 13.25% of Diblo for

$556.5 million, bringing the Company's total investment to $1.6 billion. The Company now owns a 50.2% direct and indirect interest in Diblo. However, the Company does not have voting or other effective control of either Grupo Modelo or Diblo.

    Competition for International Beer operations differs significantly depending upon the specific country involved. For 2003, no single foreign country or region accounted for more than 2.4% of consolidated revenues or 1.7% of consolidated income before income taxes. The Company's primary foreign markets for beer sales are China, the United Kingdom, Canada and Ireland. In each international market, the Company competes against a mix of national, regional, local, and imported beer brands. In China, competition is primarily from numerous national and regional brands. There is no dominant competitor in China. In the United Kingdom, the top four competitors--Scottish & Newcastle, Coors Brewers, Interbrew, and Carlsberg-Tetley--have combined market share of nearly 77%, with Scottish & Newcastle having a share of approximately 25%. The Company's share is 3%. In Ireland, the market leader is the Company's license brewing partner, Guinness Ireland, with a market share of 71% including a share of 15% related to the Company's products. In Canada, the top two competitors, of similar size, are Molson and the Company's license brewing partner, Labatt Brewing. Their combined market share is more than 86% including a share of 13% related to the Company's products.

    Results for the International Beer Segment also include the Company's ownership percentage of the net income of Grupo Modelo, the largest seller of beer in Mexico. Modelo's principal competitor in Mexico is Femsa, with the two companies having respective market shares of 57% and 43%. Although Anheuser-Busch does not compete directly in the Mexican beer market, a significant change in Modelo's business could have a material effect on the Company's reported net income and earnings per share.

    Financial information with respect to the Company's business segments appears in Note 15, "Business Segments," on pages 55-56 of the 2003 Annual Report, which Note is hereby incorporated by reference.

PACKAGING

    The Company's packaging operations are handled through the following wholly-owned subsidiaries of the Company: Metal Container Corporation, which manufactures beverage cans at eight plants and beverage can lids at three plants for sale to ABI, U.S. soft drink customers, and Grupo Modelo (See Item 2 of Part 1--Properties); Anheuser-Busch Recycling Corporation, which buys and sells used beverage containers from its corporate office in Sunset Hills, Missouri and recycles aluminum cans at its plant in Hayward, California; Precision Printing and Packaging, Inc., which manufactures metalized and paper labels at its plant in Clarksville, Tennessee; and Eagle Packaging, Inc., which manufactures crown and closure liner materials for ABI at its plant in Bridgeton, Missouri.

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

    Through a Spanish affiliate, the Company also owns a 13.6% equity interest in Port Aventura, S.A., which is a theme park near Barcelona, Spain.

    The Company is the third largest theme park operator in the United States. It faces competition in the family entertainment field from other theme and amusement parks, public zoos, public parks, and other family entertainment events and attractions. Major competitors in the theme park industry during 2003 include Walt Disney Co. and Six Flags Parks. No reliable national market share information is available for the theme park industry.

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

SOURCES AND AVAILABILITY OF RAW MATERIALS

    The products manufactured by the Company require a large volume of various agricultural products, including hops, malt (barley), rice, and corn grits for beer; and rice and barley for the rice milling and malting operations of Busch Agricultural Resources, Inc. The Company fulfills its commodities requirements through purchases from various sources, including purchases from its subsidiaries, through contractual arrangements, and through purchases on the open market. The Company believes that adequate supplies of the aforementioned agricultural products are available at the present time, but cannot predict future availability or prices of such products and materials. The above referenced commodities have experienced and will continue to experience price fluctuations. The price and supply of raw materials will be determined by, among other factors, the level of crop production both in the U.S. and around the world, weather conditions, export demand, and government regulations and legislation affecting agriculture and trade.

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

    These projects, coupled with the Company's Environmental Management System and an overall Company emphasis on pollution prevention and resource conservation initiatives, are improving efficiencies and creating saleable by-products from residuals. They have generally facilitated lower cost operating systems while reducing the impact to air, water, and land.

ENVIRONMENTAL PACKAGING LAWS AND REGULATIONS

    The states of California, Connecticut, Delaware, Iowa, Maine, Massachusetts, Michigan, New York, Oregon, and Vermont have adopted certain restrictive packaging laws and regulations for beverages that require deposits on packages. The state of Hawaii has passed a deposit law that is scheduled to go into effect in 2005. ABI continues to do business in these states. While such laws have not had a significant effect on ABI's market share, they have resulted in significantly higher beer prices over and above the cost of the deposit in those states that have adopted container deposit laws as well as had an adverse impact on beer industry growth in those states. The Company considers deposit laws to be inflationary, costly, and inefficient for recycling packaging materials. Congress and a number of additional states continue to consider similar legislation, the adoption of which might require the Company to incur significant capital expenditures to comply as some proposed container deposit laws would require the use of returnable, reusable bottles. As a result, the Company would be required to acquire equipment to receive, sort, inspect and clean bottles.

NUMBER OF EMPLOYEES

    As of December 31, 2003, the Company had 23,316 full-time employees.

    As of December 31, 2003, approximately 8,642 employees were represented by the International Brotherhood of Teamsters. Eighteen other unions represented approximately 1,140 employees. In December 2003, employees represented by the Brewery and Soft Drink Conference of the International Brotherhood of Teamsters ("Teamsters") approved a new five-year labor contract. The new labor agreement between ABI and the Teamsters, which represents the majority of brewery workers, expires February 28, 2009.

    The Company considers its employee relations to be good.

AVAILABLE INFORMATION

    The Company maintains a website on the World Wide Web at www.anheuserbusch.com. The Company makes available, free of charge, on its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The Company's reports filed with, or furnished to, the SEC are also available on the SEC's website at www.sec.gov.

ITEM 2. PROPERTIES

    ABI has twelve breweries in operation at the present time, located in St. Louis, Missouri; Newark, New Jersey; Los Angeles and Fairfield, California; Jacksonville, Florida; Houston, Texas; Columbus, Ohio; Merrimack, New Hampshire; Williamsburg, Virginia; Baldwinsville, New York; Fort Collins, Colorado; and Cartersville, Georgia. Title to the Baldwinsville, New York brewery is held by the Onondaga County Industrial Development Agency ("OCIDA") pursuant to a Sale and Agency Agreement with ABI, which enabled OCIDA to issue tax exempt pollution control and industrial development revenue notes and bonds to finance a portion of the cost of the purchase and modification of the brewery. The brewery is not pledged or mortgaged to secure any of the notes or bonds, and the Sale and Agency Agreement with OCIDA gives ABI the unconditional right to require at any time that title to the brewery be transferred to ABI. ABI's breweries operated at approximately 95% of capacity in 2003; during the peak selling periods (second and third quarters), they operated at maximum capacity. The Company also owns a 97% equity interest in a joint venture that owns and operates a brewery in Wuhan, China. The Company also leases and operates the Stag Brewery near London, England.

    The Company, through wholly-owned subsidiaries, operates malt plants in Manitowoc, Wisconsin, Moorhead, Minnesota, and Idaho Falls, Idaho; rice mills in Jonesboro, Arkansas and Woodland, California; hop farms in Bonners Ferry, Idaho and Huell, Germany; can manufacturing plants in Jacksonville, Florida, Columbus, Ohio, Arnold, Missouri, Windsor, Colorado, Newburgh, New York, Ft. Atkinson, Wisconsin, Rome, Georgia, and Mira Loma, California; can lid manufacturing plants in Gainesville, Florida, Oklahoma City, Oklahoma, and Riverside, California; a label plant in Clarksville, Tennessee; a crown and closure liner material plant in Bridgeton, Missouri; and an aluminum can recycling plant in Hayward, California. The Company operates a glass manufacturing plant in Jacinto City, Texas through a wholly-owned limited partnership.

    BEC operates its principal family entertainment facilities in Tampa, Florida; Williamsburg, Virginia; San Diego, California; Orlando, Florida; and San Antonio, Texas. The Tampa facility is 336 acres, the Williamsburg facility is 323 acres, the San Diego facility is 166 acres, the Orlando facility is 247 acres, and the San Antonio facility is 316 acres.

    Except for the Baldwinsville brewery, the can manufacturing plants in Newburgh, New York and Rome, Georgia, the SeaWorld park in San Diego, California, the Stag Brewery, and the brewery in Wuhan, China, all of the Company's principal properties are owned in fee. The lease for the land used by the SeaWorld park in San Diego, California expires in 2048. The Company leases the Stag Brewery from Scottish & Newcastle. In 1995, the joint venture that operates the brewery in Wuhan was granted the right to use the property for a period of 50 years from the appropriate governmental authorities. The Company also leases a bottling line at its brewery in Cartersville, Georgia. The Company considers its buildings, improvements, and equipment to be well maintained and in good condition, irrespective of dates of initial construction, and adequate to meet the operating demands placed upon them. The production capacity of each of the manufacturing facilities is adequate for current needs and, except as described above, substantially all of each facility's capacity is utilized.

ITEM 3. LEGAL PROCEEDINGS

    The Company is a party to a lawsuit with the Maris Distributing Company. Information regarding this lawsuit is contained in Note 12, "Commitments and Contingencies," on pages 54-55 of the 2003 Annual Report to Shareholders, which note hereby is incorporated by reference.

    On February 6, 2004, the Company was served with a complaint brought by two individuals seeking to bring a class action on behalf of all California residents who, while they were under 21 years of age, purchased alcohol beverages manufactured by the Company and another defendant during the last four years. Among other matters, the plaintiffs allege violations of California's statutory unfair competition law. Plaintiffs seek the disgorgement of unspecified profits earned by the Company in the past and other unspecified damages and equitable relief. This action is in its preliminary stage and the Company strongly denies plaintiffs' allegations. The Company believes it has meritorious defenses and intends to defend itself vigorously in this action.

    The Company is not a party to any other pending or threatened litigation, the outcome of which would be expected to have a material adverse effect upon its financial condition or its results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2003.

                   EXECUTIVE OFFICERS OF THE REGISTRANT

    PATRICK T. STOKES (age 61) is presently President and Chief Executive Officer and a Director of the Company and has served in such capacities since 2002, 2002, and 2000, respectively. He previously served as Senior Executive Vice President (2000-2002), and Vice President and Group Executive (1981-2000) of the Company. He is also presently Chairman and Chief Executive Officer of the Company's subsidiary, Anheuser-Busch, Incorporated, and has served in such capacities since 2002 and 2000, respectively, and Chairman of the Board of the Company's subsidiary, Anheuser-Busch International, Inc., and has served in such capacity since 1999. He previously served as President of Anheuser-Busch, Incorporated (1990-2002).

    AUGUST A. BUSCH III (age 66) is presently Chairman of the Board and a Director of the Company and has served in such capacities since 1977 and 1963, respectively. He previously served as President of the Company (1974-2002). He also serves as Executive Vice President of the Company's subsidiary, Anheuser-Busch, Incorporated, and has served in such capacity since 2002, and had previously served as its Chairman of the Board (1979-2002) and also as its Chief Executive Officer (1979-2000).

    W. RANDOLPH BAKER (age 57) is presently Vice President and Chief Financial Officer of the Company and has served in such capacity since 1996.

    STEPHEN K. LAMBRIGHT (age 61) is presently Group Vice President and Chief Legal Officer of the Company and has served in such capacity since January 2004. He previously served as Group Vice President and General Counsel (1997-2003).

    DONALD W. KLOTH (age 62) is presently Vice President and Group Executive of the Company and has served in such capacity since 1994. He is also Chairman of the Board and Chief Executive Officer of the Company's subsidiary, Busch Agricultural Resources, Inc., and has served in such capacity since 1994.

    JOHN E. JACOB (age 69) is presently Executive Vice President-Global Communications and a Director of the Company and has served in such capacities since 2002 and 1990, respectively. He previously served as the Company's Executive Vice President and Chief Communications Officer (1994-2002). He also serves as Executive Vice President of the Company's subsidiary, Anheuser-Busch, Incorporated, and has served in such capacity since 2002.

    THOMAS W. SANTEL (age 45) is presently Vice President-Corporate Development of the Company and has served in such capacity since 1996.

    STEPHEN J. BURROWS (age 52) is presently Vice President-International Operations of the Company and has served in such capacity since 1999. He is also presently Chief Executive Officer and President of the Company's subsidiary, Anheuser-Busch International, Inc., and has served as Chief Executive Officer since 1999 and as President since 1994.

    AUGUST A. BUSCH IV (age 39) is presently Vice President and Group Executive of the Company and has served in such capacity since 2000. He is also presently President of the Company's subsidiary, Anheuser-Busch, Incorporated, and has served in such capacity since 2002 and had previously served as its Group Vice President-Marketing and Wholesale Operations (2000-2002) and its Vice President-Marketing (1996-2000).

    MARK T. BOBAK (age 44) is presently Vice President-Corporate Human Resources of the Company and has served in such capacity since 2000. He had previously served as Vice President and Deputy General Counsel of the Company (1998-2000).

    JOSEPH P. SELLINGER (age 58) is presently Vice President and Group Executive of the Company and has served in such capacity since 2000. He is also presently Chairman, Chief Executive Officer and President of the Company's direct subsidiaries, Anheuser-Busch Packaging Group, Inc., Anheuser-Busch Recycling Corporation, Metal Container Corporation, Eagle Packaging, Inc., and Precision Printing and Packaging, Inc., and has served in all such capacities since 2000. He is also Chairman, Chief Executive Officer and President of the Company's direct subsidiary, Glass Container Corporation (doing business as Longhorn Glass Corporation), and has served in such capacities since 2001. He had previously served as Vice President-Operations of the Company's subsidiary, Anheuser-Busch, Incorporated (1992-2000).

    DOUGLAS J. MUHLEMAN (age 50) is presently Group Vice President-Brewing Operations and Technology of the Company's subsidiary, Anheuser-Busch, Incorporated, and has served in such capacity since 2001 and had previously served as its Vice President-Brewing (1996-2001).

    FRANCINE I. KATZ (age 46) is presently Vice President-Corporate Communications of the Company and has served in such capacity since July 2002. She previously served as its Vice President-Consumer Affairs (1999-June 2002).

    KEITH M. KASEN (age 60) is presently Chairman of the Board and President of the Company's subsidiary, Busch Entertainment Corporation, and has served in such capacities since February 2003. During the past five years, he also served as Executive Vice President and General Manager of the SeaWorld theme parks in Orlando, Florida (2000-February 2003) and in San Antonio, Texas (1997-2000).

                                  PART II

    The information required by Items 5, 6, 7, and 8 of this Part II are hereby incorporated by reference from pages 26 through 61 of the Company's 2003 Annual Report to Shareholders.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

ITEM 6. SELECTED FINANCIAL DATA

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

ITEM 9A. CONTROLS AND PROCEDURES.

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

    The chief executive officer and chief financial officer evaluated the Company's disclosure controls and procedures as of the end of the quarter ended December 31, 2003 and have concluded that they are effective as of December 31, 2003 in providing reasonable assurance that such information is identified and communicated on a timely basis. Additionally, there were no changes in the Company's internal control over financial reporting identified in connection with the evaluation that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    A portion of the information required by this Item with respect to Directors is hereby incorporated by reference from pages 7 through 9 and pages 22 and 23 of the Company's Proxy Statement for the Annual Meeting of Stockholders on April 28, 2004. The information required by this Item with respect to Executive Officers is presented on pages 8 and 9 of this Form 10-K.

    The Company makes available, free of charge, on its website, the charters of all of the standing committees of its Board of Directors including those of the Audit, Corporate Governance, and Compensation committees, the Code of Business Conduct and Ethics for its directors, officers and employees, and its Corporate Governance Guidelines, and will furnish copies of these documents to any shareholder upon written request sent to the Vice President and Corporate Secretary's Office, One Busch Place, St. Louis, MO 63118.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is hereby incorporated by reference from pages 11 and 12 and pages 14 through 21 of the Company's Proxy Statement for the Annual Meeting of Stockholders on April 28, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

    A portion of the information required by this Item pursuant to Item 403 of Regulation S-K is hereby incorporated by reference from pages 10 and 11 of the Company's Proxy Statement for the Annual Meeting of Stockholders on April 28, 2004.

    The following table sets forth the information required pursuant to
Item 201(d) of Regulation S-K, for the Company's equity compensation plans, the number of outstanding option grants under such plans, the weighted average exercise price of outstanding options, and the number of shares remaining available for issuance under such plans, all as of December 31, 2003.

                                                                                       NUMBER OF SHARES OF
                                                                                     COMMON STOCK REMAINING
                                                                                  AVAILABLE FOR FUTURE ISSUANCE
                                   NUMBER OF SHARES OF                              UNDER EQUITY COMPENSATION
                                COMMON STOCK TO BE ISSUED    WEIGHTED-AVERAGE      PLANS (EXCLUDING SHARES TO
                                    UPON EXERCISE OF         EXERCISE PRICE OF     BE ISSUED UPON EXERCISE OF
        PLAN CATEGORY              OUTSTANDING OPTIONS      OUTSTANDING OPTIONS       OUTSTANDING OPTIONS)
        -------------           -------------------------   -------------------   -----------------------------
Equity compensation plans
  approved by security
  holders(1)..................         83,278,069                  41.66                   15,950,332
Equity compensation plans not
  approved by security
  holders(2)..................            110,596                  46.98                      849,112
                                       ----------                  -----                   ----------
Total.........................         83,388,665                  41.67                   16,799,444

---------

(1)     The 1989 Incentive Stock Plan, the 1998 Incentive Stock
        Plan, and the Stock Plan for Non-Employee Directors.




(2) The Anheuser-Busch Global Employee Stock Plan which authorizes the Company to issue up to 1,000,000 shares of common stock to permanent employees of the Company and its subsidiaries located outside of the United States who elect to participate. This plan is designed to encourage savings and ownership of Company shares, and was begun in 1999. Under the Global Plan, participants elect to have a portion of their cash compensation withheld in special savings accounts each payroll period. Each year, generally on March 1, each participant is offered up to 100 shares at the market price on the offer date. If the market price later rises above the fixed offer price, the offer may be accepted for up to three years from the offer date. If accepted, payment for the shares purchased must come from the participant's special savings account and no other source. A participant may sell purchased shares on designated sale dates. If a participant retains purchased shares in his or her account for at least two years, the Company awards additional shares based on the number of retained shares; the amount of additional shares ranges from 10% to 50%, depending on the Company's business performance. Participants generally may elect to reinvest dividends on purchased shares, but reinvestment shares are not entitled to additional awards.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is hereby incorporated by reference from pages 21 and 22 of the Company's Proxy Statement for the Annual Meeting of Stockholders on April 28, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

    The information required by this Item is hereby incorporated by reference from page 14 and Appendix C of the Company's Proxy Statement for the Annual Meeting of Stockholders on April 28, 2004.

                                  PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE, AND REPORTS ON FORM 8-K

(a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

   1.        FINANCIAL STATEMENTS:                                                        PAGE
                                                                                        ---------
             Consolidated Balance Sheet at December 31, 2003 and 2002                      40*

             Consolidated Statement of Income for the three years ended
             December 31, 2003                                                             41*

             Consolidated Statement of Changes in Shareholders Equity for the
             three years ended December 31, 2003                                           42*

             Consolidated Statement of Cash Flows for the three years ended
             December 31, 2003                                                             43*

             Notes to Consolidated Financial Statements and Supplementary
             Information                                                                44-56 and
                                                                                         58-61*

             Report of Independent Auditors                                                57*

    *Incorporated herein by reference from the indicated pages of the 2003 Annual Report to Shareholders.

   2.        FINANCIAL STATEMENT SCHEDULE:
             Report of Independent Auditors on Financial Statement Schedule For the        F-1
             three years ended December 31, 2003

             Schedule II--Valuation and Qualifying Accounts and Reserves                   F-2


   3.        EXHIBITS:
             Exhibit 3.1  -- Restated Certificate of Incorporation (Incorporated by
                             reference to Exhibit 3.1 to Form 10-K for the fiscal year
                             ended December 31, 1999).

             Exhibit 3.2  -- By-Laws of the Company (As amended and restated September
                             24, 2003).

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

             Exhibit 4.4  -- Indenture dated as of July 1, 2001 between the Company and
                             The Chase Manhattan Bank, as Trustee (Incorporated by
                             reference to Exhibit 4.4 to the Form 10-K for the fiscal
                             year ended December 31, 2002).

                             Other indentures are not required to be filed, but the
                             Company agrees to furnish copies of such instruments to the
                             Securities and Exchange Commission upon request.




             Exhibit 4.5  -- Credit Agreement dated as of August 4, 2003 among the
                             Company and JP Morgan Chase Bank, as Administrative Agent.

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

             Exhibit 10.3 -- Anheuser-Busch Companies, Inc. Stock Plan for Non-Employee
                             Directors as amended and restated (Incorporated by reference to Appendix B to the Definitive Proxy Statement for Annual
                             Meeting of Stockholders on April 23, 2003).*

             Exhibit 10.4 -- Anheuser-Busch Companies, Inc. 1989 Incentive Stock Plan (As
                             amended December 20, 1989, December 19, 1990, December 15,
                             1993, December 20, 1995, and November 26, 1997)
                             (Incorporated by reference to Exhibit 10.4 to Form 10-K for the fiscal year ended December 31, 2002).*

             Exhibit 10.5 -- Anheuser-Busch Companies, Inc. 1998 Incentive Stock Plan as
                             restated (Incorporated by reference to Exhibit 10.5 to Form
                             10-K for the fiscal year ended December 31, 2002).*

             Exhibit 10.6 -- Anheuser-Busch Companies, Inc. Excess Benefit Plan amended and restated as of March 1, 2000 (Incorporated by reference to Exhibit 10.9 to Form 10-K for the fiscal year ended
                             December 31, 1999).*

             Exhibit 10.7 -- Anheuser-Busch Global Employee Stock Purchase Plan
                             (Incorporated by reference to Exhibit 10.7 to Form 10-K for the fiscal year ended December 31, 2002).*

             Exhibit 10.8 -- Anheuser-Busch Companies, Inc. Supplemental Executive
                             Retirement Plan amended and restated as of March 1, 2003
                             (Incorporated by reference to Exhibit 10.8 to Form 10-K for the fiscal year ended December 31, 2002).*

             Exhibit 10.9 -- Anheuser-Busch Executive Deferred Compensation Plan amended and restated as of January 1, 2002 (Incorporated by
                             reference to Exhibit 10.9 to Form 10-K for the fiscal year ended December 31, 2002).*

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

             Exhibit 10.12-- Anheuser-Busch Officer Bonus Plan as amended and restated on
                             November 24, 1999 (Incorporated by reference to Exhibit A to the Definitive Proxy Statement for Annual Meeting of
                             Shareholders on April 26, 2000).*

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

             Exhibit 10.15-- Form of Indemnification Agreement between Anheuser-Busch,
                             Incorporated and certain Executive Officers of the Company
                             (Incorporated by reference to Exhibit 10.16 to Form 10-K for the fiscal year ended December 31, 2002).*

             Exhibit 12   -- Ratio of Earnings to Fixed Charges.

             Exhibit 13   -- Pages 26 through 61 of the Anheuser-Busch Companies, Inc.
                             2003 Annual Report to Shareholders, a copy of which is
                             furnished for the information of the Securities and Exchange
                             Commission. Portions of the Annual Report not incorporated herein by reference are not deemed "filed" with the
                             Commission.

             Exhibit 14   -- Code of Business Ethics and Conduct

             Exhibit 21   -- Subsidiaries of the Company

             Exhibit 23   -- Consent of Independent Accountants

             Exhibit 24   -- Power of Attorney

             Exhibit 31.1 -- Certification of Chief Executive Officer required by Rule
                             13a-14(e) and 15d-15(e) under the Exchange Act

             Exhibit 31.2 -- Certification of Chief Financial Officer required by Rule
                             13a-14(e) and 15d-15(e) under the Exchange Act

             Exhibit 32.1 -- Certification of Chief Executive Officer pursuant to 18
                             U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             Exhibit 32.2 -- Certification of Chief Financial Officer pursuant to 18
                             U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------

*A management contract or compensatory plan or arrangement required to be filed by Item 15(c) of this report.

    (b) Reports on Form 8-K

    The following Form 8-Ks were filed or furnished during the fourth quarter of 2003:

                 ITEM REPORTED                 DATE OF REPORT
                 -------------                 --------------

Item 12          Results of Operations         October 22, 2003
                 and Financial Condition

Item 5 and       Other Information and         November 5, 2003
Item 7           Financial Statements
                 and Exhibits

                                SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ANHEUSER-BUSCH COMPANIES, INC.
                                  ------------------------------------------
                                                 (Registrant)

                                By          /s/ W. RANDOLPH BAKER
                                  ------------------------------------------
                                              W. Randolph Baker
                                  Vice President and Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:
    Patrick T. Stokes*
    President and Chief Executive Officer

Principal Financial Officer:
    W. Randolph Baker
    Vice President and Chief Financial Officer

Principal Accounting Officer:
    John F. Kelly*
    Vice President and Controller

                                           /s/ W. RANDOLPH BAKER
                             --------------------------------------------------
                             (W. Randolph Baker, as attorney-in-fact and on his own behalf as Principal Financial Officer)



                             March 11, 2004

Directors:
---------------------------------------------------------------------------

Patrick T. Stokes*                          Vilma S. Martinez*

August A. Busch III*                        William Porter Payne*

Carlos Fernandez G.*                        Joyce M. Roche*

James J. Forese*                            Henry Hugh Shelton*

John E. Jacob*                              Andrew C. Taylor*

James R. Jones*                             Douglas A. Warner III*

Charles F. Knight*                          Edward E. Whitacre, Jr.*

Vernon R. Loucks, Jr.*
---------------------------------------------------------------------------

* by power of attorney

                      ANHEUSER-BUSCH COMPANIES, INC.

                   INDEX TO FINANCIAL STATEMENT SCHEDULE

                                                                         PAGE
                                                                         ----
Report of Independent Auditors on Financial Statement Schedule......     F-1

Financial Statement Schedule for the Years 2003, 2002 and 2001:

    Valuation and Qualifying Accounts and Reserves (Schedule II)....     F-2

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

[PricewaterhouseCoopers logo]

                                              PricewaterhouseCoopers LLP
                                              One Bank of America Plaza
                                              800 Market Street
                                              St. Louis MO 63101-2695
                                              Telephone (314) 206 8500



      REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Anheuser-Busch Companies, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 2, 2004 appearing in the 2003 Annual Report to Shareholders of Anheuser-Busch Companies, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

800 Market Street
St. Louis, MO 63101
February 2, 2004

                                   ANHEUSER-BUSCH COMPANIES, INC.

                    SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                           (IN MILLIONS)


                                                                 2003           2002           2001
                                                                 ----           ----           ----
Reserve for doubtful accounts (deducted from related
  assets):

    Balance at beginning of period.......................       $  5.6         $  7.7         $  8.2

    Additions charged to costs and expenses..............          1.6           (1.3)            .9

    Additions (recoveries of uncollectible accounts
      previously written off)............................           .2             .2             .1

    Deductions (uncollectible accounts written off)......          (.8)          (1.0)          (1.5)
                                                                ------         ------         ------

    Balance at end of period.............................       $  6.6         $  5.6         $  7.7
                                                                ======         ======         ======

Deferred income tax asset valuation allowance under FAS
  109:

    Balance at beginning of period.......................       $ 10.9         $ 12.0         $ 14.7

    Additions to valuation allowance (charged to costs
      and expenses)......................................         14.6            7.7            3.6

    Deductions from valuation allowance (utilizations and
      expirations).......................................         (5.6)          (8.8)          (6.3)
                                                                ------         ------         ------

    Balance at end of period.............................       $ 19.9         $ 10.9         $ 12.0
                                                                ======         ======         ======