Form 10-Q
period 2004-03-31
ANHEUSER BUSCH COMPANIES INC
filed 2004-04-30
CIK 310569

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d)
                   Of the Securities Exchange Act of 1934

                      For Quarter Ended March 31, 2004

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

     $1 Par Value Common Stock - 804,216,404 shares as of March 31, 2004

                                Anheuser-Busch Companies, Inc. and Subsidiaries
                                    Consolidated Balance Sheet (Unaudited)

---------------------------------------------------------------------------------------------------------------
                                                                       March 31,              December 31,
  (In millions)                                                          2004                     2003
                                                                  -------------------      ------------------
  Assets

  Current Assets:
       Cash                                                           $    138.4               $    191.1
       Accounts receivable                                                 898.1                    669.4
       Inventories:
           Raw materials and supplies                                      367.8                    320.3
           Work in progress                                                 99.5                     81.9
           Finished goods                                                  239.3                    185.3
             Total inventories                                             706.6                    587.5
       Other current assets                                                176.1                    182.3
                                                                  -------------------      ------------------
             Total current assets                                        1,919.2                  1,630.3
  Investments in affiliated companies                                    3,213.9                  3,052.0
  Plant and equipment, net                                               8,483.9                  8,498.9
  Intangible assets, including goodwill of
     $349.0 million in both periods                                        497.8                    486.6
  Other assets                                                             996.9                  1,021.7
                                                                  -------------------      ------------------
       Total Assets                                                   $ 15,111.7               $ 14,689.5
                                                                  ===================      ==================

  Liabilities and Shareholders Equity

  Current Liabilities:
       Accounts payable                                               $    979.1               $  1,093.7
       Accrued salaries, wages and benefits                                237.0                    288.9
       Accrued taxes                                                       419.1                    163.1
       Other current liabilities                                           363.6                    311.5
                                                                  -------------------      ------------------
         Total current liabilities                                       1,998.8                  1,857.2
                                                                  -------------------      ------------------
  Postretirement benefits                                                  464.7                    470.4
                                                                  -------------------      ------------------
  Debt                                                                   7,532.3                  7,285.4
                                                                  -------------------      ------------------
  Deferred income taxes                                                  1,501.9                  1,462.1
                                                                  -------------------      ------------------
  Other long-term liabilities                                              894.2                    902.7
                                                                  -------------------      ------------------
  Shareholders Equity:
       Common stock, $1.00 par value, 1.6 billion
          shares authorized                                              1,459.9                  1,457.9
       Capital in excess of par value                                    1,251.9                  1,194.0
       Retained earnings                                                14,307.0                 13,935.4
       Treasury stock, at cost                                         (13,492.7)               (12,939.0)
       Accumulated other comprehensive loss                               (806.3)                  (890.3)
       ESOP debt guarantee                                                  --                      (46.3)
                                                                  -------------------      ------------------
         Total Shareholders Equity                                       2,719.8                  2,711.7
                                                                  -------------------      ------------------
  Commitments and contingencies                                             --                       --
                                                                  -------------------      ------------------
       Total Liabilities and Shareholders Equity                      $ 15,111.7               $ 14,689.5
                                                                  ===================      ==================
---------------------------------------------------------------------------------------------------------------
See the accompanying footnotes on pages 5 -- 10.

                           Anheuser-Busch Companies, Inc., and Subsidiaries
                  Consolidated Statement Of Income And Retained Earnings (Unaudited)

-----------------------------------------------------------------------------------------------------
(In millions, except per share data)                              First Quarter Ended March 31,
                                                            ----------------------------------------
                                                                  2004                  2003
                                                            ----------------       -----------------
Gross sales                                                    $ 4,003.0              $ 3,794.9
     Excise taxes                                                 (526.0)                (514.3)
                                                            ----------------       -----------------
Net sales                                                        3,477.0                3,280.6
     Cost of sales                                              (2,073.3)              (1,974.4)
                                                            ----------------       -----------------
Gross profit                                                     1,403.7                1,306.2
     Marketing, distribution & administrative
        expenses                                                  (582.3)                (542.1)
                                                            ----------------       -----------------
Operating income                                                   821.4                  764.1
     Interest expense                                             (101.7)                 (98.7)
     Interest capitalized                                            5.2                    4.4
     Interest income                                                 1.1                    0.1
     Other income/(expense), net                                    27.6                   (0.2)
                                                            ----------------       -----------------
Income before income taxes                                         753.6                  669.7
     Provision for income taxes                                   (292.6)                (259.3)
Equity income, net of tax                                           88.9                   74.4
                                                            ----------------       -----------------
Net income                                                         549.9                  484.8
Retained earnings, beginning of period                          13,935.4               12,544.0
Common stock dividends (per share:
   2004 - $.22; 2003 - $.195)                                     (178.3)                (164.1)
                                                            ----------------       -----------------
Retained earnings, end of period                               $14,307.0              $12,864.7
                                                            ================       =================
Basic earnings per share                                            $.68                   $.58
                                                            ================       =================
Diluted earnings per share                                          $.67                   $.57
                                                            ================       =================

-----------------------------------------------------------------------------------------------------
See the accompanying footnotes on pages 5 -- 10.

                                   Anheuser-Busch Companies, Inc. and Subsidiaries
                                   Consolidated Statement Of Cash Flows (Unaudited)

----------------------------------------------------------------------------------------------------------------------
                                                                                         Three Months Ended
(In millions)                                                                                 March 31,
                                                                              ----------------------------------------
                                                                                    2004                   2003
                                                                              ----------------       -----------------
Cash flow from operating activities:
     Net Income                                                                   $ 549.9                 $ 484.8
     Adjustments to reconcile net income to cash provided by operating activities:
         Depreciation and amortization                                              224.0                   214.5
         Deferred income taxes                                                       39.8                    16.5
         Undistributed earnings of affiliated companies                             (85.4)                  (57.4)
         Other, net                                                                  64.3                    42.9
                                                                              ----------------       -----------------
     Operating cash flow before change in working capital                           792.6                   701.3
         Increase in working capital                                               (199.4)                 (103.5)
                                                                              ----------------       -----------------
     Cash provided by operating activities                                          593.2                   597.8
                                                                              ----------------       -----------------

Cash flow from investing activities:
     Capital expenditures                                                          (199.0)                 (222.2)
     Acquisitions                                                                   (32.9)                   --
                                                                              ----------------       -----------------
     Cash used for investing activities                                            (231.9)                 (222.2)
                                                                              ----------------       -----------------

Cash flow from financing activities:
     Increase in debt                                                               500.3                   396.9
     Decrease in debt                                                              (200.8)                  (84.0)
     Dividends paid to shareholders                                                (178.3)                 (164.1)
     Acquisition of treasury stock                                                 (578.6)                 (609.5)
     Shares issued under stock plans                                                 43.4                    11.1
                                                                              ----------------       -----------------
     Cash used for financing activities                                            (414.0)                 (449.6)
                                                                              ----------------       -----------------
Net decrease in cash during the period                                              (52.7)                  (74.0)
Cash, beginning of period                                                           191.1                   188.9
                                                                              ----------------       -----------------
     Cash, end of period                                                          $ 138.4                 $ 114.9
                                                                              ================        =================
----------------------------------------------------------------------------------------------------------------------
See the accompanying footnotes on pages 5 -- 10.

ANHEUSER-BUSCH COMPANIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.   Unaudited Financial Statements
     ------------------------------

     The unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles and applicable SEC guidelines pertaining to quarterly financial reporting, and include all adjustments necessary for a fair presentation. These statements should be read in combination with the consolidated financial statements and notes included in the company's annual report on Form 10-K for the year ended December 31, 2003.

2.   Business Segments Information
     -----------------------------

     Comparative business segment information for the first quarter ended March 31 (in millions):

                         ---------------------------------------------------------------------------------------
                           Domestic      Int'l                                        Corporate &
                               Beer       Beer       Packaging   Entertain.   Other        Elims.       Consol.
----------------------------------------------------------------------------------------------------------------
2004
Gross Sales                $3,258.1      193.1           521.4        154.1    10.8        (134.5)     $4,003.0
Net Sales:
- Intersegment                   --         --          $210.1           --     1.0        (211.1)     $     --
- External                 $2,766.4      158.8           311.3        154.1     9.8          76.6      $3,477.0
Income Before Income
  Taxes                    $  862.7       22.9            36.8        (11.0)   (4.5)       (153.3)     $  753.6
Equity Income,
  Net of Tax                     --     $ 88.9              --           --      --            --      $   88.9
Net Income                 $  534.9      103.1            22.8         (6.8)   (2.8)       (101.3)     $  549.9
----------------------------------------------------------------------------------------------------------------


                         ---------------------------------------------------------------------------------------
                           Domestic      Int'l                                        Corporate &
                               Beer       Beer       Packaging   Entertain.   Other        Elims.       Consol.
----------------------------------------------------------------------------------------------------------------
2003
Gross Sales                $3,138.8      166.2           497.0        125.8    12.1        (145.0)     $3,794.9
Net Sales:
- Intersegment                   --         --          $214.5           --     1.1        (215.6)     $     --
- External                 $2,650.7      140.0           282.5        125.8    11.0          70.6      $3,280.6
Income Before Income
  Taxes                    $  799.6       20.2            33.8        (20.5)   (2.6)       (160.8)     $  669.7
Equity Income,
  Net of Tax                     --     $ 74.4              --           --      --            --      $   74.4
Net Income                 $  495.8       86.9            21.0        (12.7)   (1.6)       (104.6)     $  484.8
----------------------------------------------------------------------------------------------------------------

3.   Earnings Per Share
     ------------------

     Earnings per share are calculated by dividing net income by weighted-average common shares outstanding for the period. The difference between basic and diluted weighted-average common shares is the dilutive impact of unexercised in-the-money stock options. There were no adjustments to net income for any period shown for purposes of calculating earnings per share. Weighted-average common shares outstanding for the first quarter ended March 31 are shown below (millions of shares):

                                                                                First Quarter
                                                                         ---------------------------
                                                                              2004           2003
                                                                         -------------   -----------
        Basic weighted average shares outstanding                            810.6          840.7
                                                                         =============   ===========
        Diluted weighted average shares outstanding                          820.6          850.5
                                                                         =============   ===========

4.   Comprehensive Income / (Loss)
     -----------------------------

     The components of accumulated other comprehensive loss as of March 31, 2004 and December 31, 2003 follow (in millions):

                                                                Mar. 31, 2004             Dec. 31, 2003
                                                            ---------------------     --------------------

     Foreign currency translation loss                             $(587.8)                 $(669.4)

     Deferred hedging gains                                           49.1                     59.8

     Deferred securities valuation gains                             185.4                    172.3

     Minimum pension liability                                      (453.0)                  (453.0)
                                                            ---------------------     --------------------
       Total accumulated other comprehensive loss                  $(806.3)                 $(890.3)
                                                            =====================     ====================

------------------------------------------------------------------------------

     Comprehensive income for the first quarter ended March 31 follows (in millions):

                                                                         First Quarter
                                                                 -----------------------------
                                                                     2004             2003
                                                                 ------------    -------------

        Net income                                                  $549.9          $ 484.8

        Foreign currency translation gains/(losses)                   81.6           (207.4)

        Net change in deferred hedging gains and losses              (10.7)            (2.5)

        Deferred securities valuation gains                           13.1              7.7
                                                                 ------------    -------------
           Comprehensive income                                     $633.9          $ 282.6
                                                                 ============    =============

5.   Derivatives
     -----------

     Anheuser-Busch accounts for its derivatives under FAS 133, "Accounting for Derivatives and Other Hedging Instruments," and therefore defers hedging gains and losses that are effective at offsetting price changes in the underlying hedged exposures. The company reclassified deferred gains of $17.7 million and deferred losses of $0.4 million from accumulated other comprehensive loss into operating income during the first quarter 2004 as underlying hedged transactions occurred.

     The company recognized net gains due to hedge ineffectiveness totaling $24.1 million for the first quarter 2004, compared to net gains of $0.1 million for first quarter 2003. The first quarter 2004 gain includes $19.5 million related to the sale of commodity hedges, which is reported in other income. The hedges were originally placed using estimates of costs to be contained in the renewal of supply contracts. Anheuser-Busch lowered its cost estimates during the quarter, resulting in significant hedge ineffectiveness in compliance with FAS 133. Due to the hedge ineffectiveness, the company sold these hedges and realized the ineffective portion of the gain.

6.   Goodwill
     --------

     Following is goodwill by business segment, as of March 31, 2004 and December 31, 2003 (in millions). Goodwill is included in either other assets or investment in affiliated companies, as appropriate, in the consolidated balance sheet. The change in goodwill is entirely due to changes in foreign currency exchange rates.

                                                Mar. 31, 2004             Dec. 31, 2003
                                            ---------------------     --------------------

     Domestic Beer                                $     --                    $   --

     International Beer                              701.0                     679.7

     Packaging                                        21.9                      21.9

     Entertainment                                   288.3                     288.3
                                            ---------------------     --------------------

        Total goodwill                            $1,011.2                    $989.9
                                            =====================     ====================

7.   Stock Based Compensation
     ------------------------

     The company accounts for employee stock options in accordance with APB 25, "Accounting for Stock Issued to Employees," and therefore recognizes no compensation expense related to employee stock options, since options are always granted at a price equal to the market price on the day of grant.

     Following is the pro forma impact on net income and earnings per share for the first quarter ended March 31, as if compensation expense had been recognized based on the fair value of the stock options on the grant date (in millions, except per share). To determine the pro forma impact, the fair value of stock options is estimated on the date of grant using the Black-Scholes option-pricing model and is then hypothetically amortized to compensation expense over the three-year vesting period.

                                                                 First Quarter
                                                            -------------------------
                                                                2004         2003
                                                            ------------ ------------
Reported Net Income                                            $549.9       $484.8

Pro Forma Impact of Expensing Stock Options                     (29.1)       (27.8)
                                                            ------------ ------------

         Pro Forma Net Income                                  $520.8       $457.0
                                                            ============ ============

Reported Basic Earnings Per Share                              $  .68       $  .58

Pro Forma Impact of Expensing Stock Options                      (.04)        (.04)
                                                            ------------ ------------

         Pro Forma Basic Earnings Per Share                    $  .64       $  .54
                                                            ============ ============

Reported Diluted Earnings Per Share                            $  .67       $  .57

Pro Forma Impact of Expensing Stock Options                      (.04)        (.03)
                                                            ------------ ------------

         Pro Forma Diluted Earnings Per Share                  $  .63       $  .54
                                                            ============ ============

     For disclosure purposes, the fair value of stock options granted is required to be based on a theoretical option-pricing model. In actuality, because the company's employee stock options are not traded on an exchange, employees can receive no value nor derive any benefit from holding stock options under these plans without an increase in the market price of Anheuser-Busch stock. Such an increase in stock price benefits all stockholders.

8.   Contingencies
     -------------

     In January 1997, Maris Distributing Company, Inc., a former Anheuser-Busch wholesaler in Florida, initiated litigation against the company alleging breach of contract and 12 other claims. Anheuser-Busch terminated its distribution agreement with Maris Distributing in March 1997. During the course of litigation, nine claims were resolved in favor of Anheuser-Busch and a defamation claim brought by Maris was mistried. In August 2001, a jury rendered a verdict against the company in the amount of $50 million on two remaining claims. The court subsequently awarded plaintiffs an additional $22.6 million in accumulated prejudgment interest on the jury award, which may continue to accrue at a rate that is fixed annually. Anheuser-Busch continues to believe it acted appropriately in terminating the distribution agreement of Maris Distributing. In May 2003, the Court of Appeals remanded the case to the trial court for resolution of issues relating to the defamation claim. In September 2003, the trial court determined that Maris Distributing's amended defamation claim could proceed. Anheuser-Busch is vigorously contesting that claim and is seeking review of the decision of the trial court to permit the defamation claim to proceed. The appeals of the 2001 verdict cannot be heard by the Court of Appeals until matters relating to the defamation claim are resolved. The company continues to vigorously contest the verdict. However, resolution is not expected to occur quickly and the ultimate impact of this matter on the company's financial position, results of operations or cash flows cannot presently be predicted. The company's results do not include any expense related to the Maris Distributing judgment or interest for any period shown.

     The company and certain of its subsidiaries are involved in additional claims and legal proceedings in which monetary damages and other relief is sought. The company is vigorously contesting these claims; however resolution is not expected to occur quickly, and their ultimate outcome cannot presently be predicted. It is the opinion of management that the ultimate resolution of these claims, legal proceedings and other contingencies, either individually or in the aggregate, will not materially affect the company's financial position, results of operations or liquidity.

9.   Pension and Other Postretirement Benefits Expense
     -------------------------------------------------

     The components of total quarterly expense for pensions and other postretirement benefits are shown below for the first quarter of 2004 and 2003 (in millions):

                                                                 Pensions                      Postretirement
                                                          -----------------------         -----------------------
                                                             2004          2003              2004           2003
                                                          ----------    ---------         ---------      --------

    Service cost (benefits earned during the period)        $ 20.3        $18.6             $ 5.9           $4.9

    Interest cost on benefit obligation                       39.6         38.0               9.4            9.5

    Assumed return on plan assets                            (47.7)       (47.2)              ---            ---

    Amortization of prior service cost and net
    actuarial (gains)/losses                                  15.6          9.0              (0.8)          (2.3)
                                                          ----------    ---------         ---------      --------

    Expense for defined benefit plans                         27.8         18.4              14.5           12.1

    Cash contributed to multi-employer pension plans           4.1          4.2               ---            ---

    Cash contributed to defined contribution pension
    plans                                                      4.6          4.6               ---            ---
                                                          ----------    ---------         ---------      --------

             Total quarterly benefits expense               $ 36.5        $27.2             $14.5          $12.1
                                                          ==========    =========         =========      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL
        CONDITION

INTRODUCTION
------------

         This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Anheuser-Busch Companies, Inc. for the first quarter ended March 31, 2004, compared to the first quarter ended March 31, 2003, and the year ended December 31, 2003. This discussion should be read in conjunction with the consolidated financial statements and notes included in the company's annual report to shareholders for the year ended December 31, 2003.

         This discussion contains forward-looking statements regarding the company's expectations concerning its future operations, earnings and prospects. On the date the forward-looking statements are made, the statements represent the company's expectations, but the company's expectations concerning its future operations, earnings and prospects may change. The company's expectations involve risks and uncertainties (both favorable and unfavorable) and are based on many assumptions that the company believes to be reasonable, but such assumptions may ultimately prove to be inaccurate or incomplete, in whole or in part. Accordingly, there can be no assurances that the company's expectations and the forward-looking statements will be correct. Important factors that could cause actual results to differ (favorably or unfavorably) from the expectations stated in this discussion include, among others, changes in the pricing environment for the company's products; changes in U.S. demand for malt beverage products; changes in consumer preference for the company's malt beverage products; regulatory or legislative changes, including changes in beer excise taxes at either the federal or state level; changes in the litigation to which the company is a party; changes in raw materials prices; changes in packaging materials costs; changes in interest rates; changes in foreign currency exchange rates; unusual weather conditions that could impact beer consumption in the U.S.; changes in attendance and consumer spending patterns for the company's theme park operations; changes in demand for aluminum beverage containers; changes in the company's international beer business or in the beer business of the company's international equity partners; changes in the company's credit rating resulting from future acquisitions or divestitures; and the effect of stock market conditions on the company's share repurchase program. Anheuser-Busch disclaims any obligation to update any of these forward-looking statements.

RESULTS OF OPERATIONS
---------------------

         With strong growth from all its major operating segments, Anheuser-Busch achieved record sales and earnings during the first quarter 2004. Consolidated net sales increased 6.0% in the first quarter and earnings per share increased 17.5%. First quarter results benefited from a $19.5 million pretax gain ($.015 per share) from the sale of commodity hedges. This gain is reported in other income/(expense) on the consolidated income statement and as such does not impact gross profit or operating income. Earnings per share excluding this gain increased 14.9% versus first quarter 2003.

         Anheuser-Busch had another excellent quarter and continued its track record of delivering consistent and dependable earnings growth. The company has now achieved 22 consecutive quarters of solid double-digit earnings per share growth and remains confident in its ability to consistently achieve its double-digit earnings per share growth objective over the long-term, and the 12% earnings per share growth target for 2004 (excluding the benefit of the commodity hedge gain).

         Strong growth in domestic revenue per barrel drove a continued enhancement in profit margins in the quarter. Gross and operating profit margins improved 60 basis points and 30 basis points, respectively, compared to the first quarter 2003. Return on capital employed increased 100 basis points over the past twelve months to 18.8%.

BEER SALES RESULTS
------------------

         The company's beer volume is summarized in the following table:

------------------------------------------------------------------------------------------------------------
                                   Beer Volume (millions of barrels)
------------------------------------------------------------------------------------------------------------
                                                       First Quarter                  2004 versus 2003
                                              ------------------------------  ------------------------------
                                                   2004            2003           Barrels           %
                                              -------------  ---------------  ---------------  -------------
Domestic                                           25.1            24.9            Up 0.2         Up 0.8%
International                                       1.9             1.8            Up 0.1         Up 6.1%
                                              --------------------------------------------------------------
    Worldwide A-B Brands                           27.0            26.7            Up 0.3         Up 1.2%
Int'l Equity Partner Brands                         4.4             4.3            Up 0.1         Up 1.9%
                                              --------------------------------------------------------------
    Total Brands                                   31.4            31.0            Up 0.4         Up 1.3%
                                              ==============================================================
------------------------------------------------------------------------------------------------------------

         Domestic volume represents Anheuser-Busch beer produced and shipped within the United States. Led by Bud Light and Michelob ULTRA sales, domestic beer sales-to-wholesalers increased 0.8%, to 25.1 million barrels for the first quarter of 2004 versus 2003. Wholesaler sales-to-retailers volume was up 2.5% in the first quarter 2004, including the benefit of leap day.

         The company's domestic market share (excluding exports) for the first quarter 2004 was 51.7%, compared to first quarter 2003 market share of 52.0%. The slight decline in market share is due to the timing of 2004 beer shipments. Market share is based on company sales-to-wholesalers. During the quarter, wholesaler sales-to-retailers significantly exceeded the company's shipments to wholesalers, further reducing wholesaler inventory levels. The company expects full year market share to increase. Domestic market share is based on estimated U.S. beer industry sales using information provided by the Beer Institute and the U.S. Department of Commerce.

         International volume consists of Anheuser-Busch brands produced overseas by company-owned breweries and under license and contract brewing agreements, plus exports from the company's U.S. breweries to markets around the world. International Anheuser-Busch brand beer volume for the first quarter 2004 was 1.9 million barrels, an increase of 6.1% compared to the first quarter 2003, primarily due to volume increases in China and Canada.

         Worldwide Anheuser-Busch brands volume is comprised of domestic volume and international volume, and rose 1.2% for the first quarter 2004 versus 2003, to 27.0 million barrels. Total brands volume, which combines worldwide Anheuser-Busch brand volume with equity partner volume (representing the company's share of its foreign equity partners' volume) was 31.4 million barrels in the first quarter 2004, up 0.4 million barrels, or 1.3% over first quarter 2003. International equity partner brands volume grew 1.9% for the first quarter of 2004 versus 2003, primarily due to Modelo volume growth.

FIRST QUARTER 2004 FINANCIAL RESULTS
------------------------------------

         Key operating results for the first quarter 2004 versus 2003 are summarized below:

--------------------------------------------------------------------------------------------------------
                                                      ($ in millions, except per share)
                                      ------------------------------------------------------------------
                                                                                      Growth
                                               First Quarter                     2004 versus 2003
                                      ------------------------------     -------------------------------
                                          2004              2003               $                %
                                      ------------      ------------     -------------    --------------
Gross Sales                              $4,003            $3,795           Up $208           Up 5.5%
Net Sales                                $3,477            $3,281           Up $196           Up 6.0%
Income Before Income Taxes                 $754              $670            Up $84          Up 12.5%
Equity Income, Net of Tax                   $89               $74            Up $15          Up 19.4%
Net Income                                 $550              $485            Up $65          Up 13.4%
Diluted Earnings per Share                 $.67              $.57           Up $.10          Up 17.5%
--------------------------------------------------------------------------------------------------------

         A discussion of financial highlights for the first quarter 2004 follows.

         Anheuser-Busch achieved record gross sales of $4 billion during the first quarter 2004, an increase of $208 million, or 5.5% over first quarter 2003 gross sales. Net sales were a record $3.5 billion, an increase of $196 million, or 6% compared to the first quarter 2003. The difference between gross and net sales reflects beer excise taxes of $526 million on sales of the company's products.

         The increases in both gross and net sales were primarily due to a $116 million, or 4.4% increase in domestic beer segment sales resulting from higher domestic revenue per barrel and higher domestic beer sales volume. Revenue per barrel generated $93 million in net sales improvement, while higher beer volume contributed $23 million of the increase. Net sales also benefited from sales increases in the company's remaining business segments, with net sales up 13%, 10% and 23%, respectively, for international beer, packaging and entertainment operations.

         Domestic revenue per barrel grew 3.1% in the first quarter 2004 versus first quarter 2003. This growth reflects the company's successful implementation of pricing actions on approximately two-thirds of its domestic volume in two phases - October 2003 and February 2004, and the continued consumer trading up to the super premium Michelob family. Domestic revenue per barrel is calculated as net sales generated by the company's domestic beer operations on barrels of beer sold, determined on a U.S. GAAP basis, divided by the volume of beer shipped from the company's breweries to U.S. wholesalers.

         Cost of sales for the first quarter 2004 was $2.1 billion, an increase of $99 million, or 5% compared to the first quarter 2003. The increase in cost of sales is attributable to higher costs for all of the company's major business segments. The increase in domestic beer costs primarily due to $8 million associated with increased beer volume versus prior year, plus increased costs for brewing materials and packaging materials. International beer experienced higher costs associated with increased beer volume. Packaging operations incurred higher aluminum costs and entertainment operations incurred higher park operating expenses. Gross profit as a percentage of net sales was 40.4% for the first quarter 2004, up 60 basis points from 39.8% for the first quarter 2003, primarily due to the impact of higher revenue per barrel and beer volume.

         Marketing, distribution and administrative expenses for the first quarter 2004 were $582 million, an increase of $40 million, or 7.4% compared with first quarter 2003. The increase in marketing, distribution and administrative expenses in the first quarter 2004 is due to increased domestic marketing costs, primarily for the Bud Family, the Bacardi Silver Family and Michelob ULTRA, increased international beer marketing costs, higher distribution costs associated with owning an additional wholesale operation and higher legal and administrative costs.

         Operating income was $821 million, an increase of $57 million, or 7.5% for the first quarter 2004 versus 2003. Operating margin for the first quarter 2004 increased 30 basis points to 23.6%.

         Interest expense less interest income was $101 million for the first quarter 2004, an increase of $2 million, or 2% compared to the first quarter 2003. The increase for 2004 is due to higher average outstanding debt balances compared to prior year. Interest capitalized increased $1 million, to $5 million for the first quarter 2004, primarily due to higher construction-in-progress balances.

         Other income/expense, net primarily includes earnings from the company's limited partnership investments in beer wholesalers, in addition to numerous other items of a nonoperating nature. For the first quarter of 2004 and 2003, the company had other income of $27.6 million and other expense of $0.2 million, respectively. Other income for the first quarter 2004 includes the one-time pretax gain of $19.5 million from the sale of commodity derivatives. The hedges were originally placed using estimates of costs to be contained in the renewal of supply contracts. Anheuser-Busch lowered its cost estimates during the quarter, resulting in significant hedge ineffectiveness in compliance with FAS 133. Due to the hedge ineffectiveness, the company sold these hedges and realized the ineffective portion of the gain. For business segment reporting purposes, the gain is reported as a corporate item. Other income/(expense), net also includes a $19.1 million pretax gain ($.014 per share) related to the sale of two beer wholesaler partnerships in the first quarter 2004.

         Income before income taxes was $754 million, an increase of $84 million, or 12.5% versus first quarter 2003. This increase reflects improved results for all the company's major business segments.

         Pretax income for the domestic beer segment was up 7.9% for the quarter, reflecting higher revenue per barrel and higher beer sales volume. Domestic beer pretax income for the quarter includes the $19.1 million pretax gain related to the sale of two beer wholesaler partnerships.

         International beer segment pretax income improved 13% in the first quarter versus 2003 primarily due to continued strong volume and profit growth in China, Canada and the United Kingdom. Packaging segment pretax profits were up 9% in the first quarter 2004. This increase is primarily due to higher soft drink can volume and improved plant operations. Entertainment segment pretax results improved by $9.5 million, up 46% compared to the first quarter 2003, primarily due to increased attendance and admissions pricing, primarily in Florida.

         Equity income increased $15 million in the first quarter 2004 versus 2003, primarily reflecting the benefit of price increases implemented by Grupo Modelo coupled with volume growth.

         Anheuser-Busch's effective tax rate was 38.8% in the first quarter 2004 versus 38.7% in the first quarter 2003.

         Net income of $550 million represented an increase of $65 million, or 13% over first quarter 2003. Diluted earnings per share were $.67, an increase of 17.5% compared to the first quarter 2003. Earnings per share benefited from the company's repurchase of 10.8 million shares in the first quarter 2004. Excluding the one-time gain from the sale of commodity hedges, which better reflects underlying operations, diluted earnings per share would have been $.66, or an increase of 14.9%, as shown below:

                                                 Diluted                  Increase
                                           Earnings Per Share            versus 2003
                                        ------------------------         -----------
                                           2004           2003
                                        ----------     ---------

     Reported                             $.670           $.570              17.5%
                                                                         ===========

     Commodity Hedge Gain                 (.015)             --
                                        ----------     ---------

     Excluding Hedge Gain                 $.655           $.570              14.9%
                                        ==========     =========         ===========

LIQUIDITY AND FINANCIAL CONDITION
---------------------------------

         Cash at March 31, 2004 was $138 million, a decrease of $53 million from the December 31, 2003 balance. The primary source of the company's liquidity is cash generated by operations. Principal uses of cash are capital expenditures, share repurchase, dividends and business investments. The company generated operating cash flow before the change in working capital of $793 million for the first quarter 2004. See the consolidated statement of cash flows for detailed information. Cash generated by the company's business segments is projected to exceed funding requirements for each segment's anticipated capital spending. The net issuance of debt provides an additional source of cash as necessary for share repurchase, dividends and business investments. The nature, extent and timing of debt financing varies depending on the company's evaluation of existing market conditions and other factors.

         The company's debt balance increased $247 million since December 31, 2003, compared to an increase of $263 million during the first quarter 2003. The detail of changes in debt are outlined below.

         Debt issuances were $501 million and $397 million, respectively, in the first quarter 2004 and 2003, as shown below:

-----------------------------------------------------------------------------------------------
                                           Amount                      Interest Rate
             Description                 (Millions)                 (Fixed Unless Noted)
-----------------------------------------------------------------------------------------------
2004
----
U.S. Dollar Notes                            $300.0                          5%
Commercial Paper                              192.0           1.02% Weighted average floating
Industrial Revenue Bonds                        1.0                        5.875%
Issuance Discounts                             (0.8)                        N/A
Other, net                                      8.4                       Various

2003
----
U.S. Dollar Notes                            $400.0           $200.0 at 4.5%; $200.0 at 4.625%
Issuance discounts                             (3.1)                        N/A
Other, net                                      0.3                       Various
-----------------------------------------------------------------------------------------------

         Debt reductions were $254 million and $134 million, respectively, in the first quarter 2004 and 2003, as shown below.

-----------------------------------------------------------------------------------------------
                                           Amount                      Interest Rate
             Description                 (Millions)                 (Fixed Unless Noted)
-----------------------------------------------------------------------------------------------
2004
----
Euro Notes                                   $200.0                         6.5%
ESOP Note                                      46.3                         8.25%
Other, net                                      7.4                        Various

2003
----
Commercial Paper                              $83.1            1.25% Weighted average floating
ESOP Note                                      44.0                         8.25%
Other, net                                      7.0                        Various
-----------------------------------------------------------------------------------------------

         The company's ESOP debt guarantee expired on March 31, 2004. In April 2004, the company issued $250 million of 4.7% Notes due 2012. The company now has $550 million of debt available for issuance through existing SEC shelf registrations.

         The company's commercial paper borrowings of $718 million at March 31, 2004 were classified as long-term, since commercial paper is maintained on a long-term basis with on-going support provided by the company's $2 billion revolving credit agreement.

         Capital expenditures during the first quarter 2004 were $199 million, compared to $222 million for the first quarter 2003. Full year 2004 capital expenditures are expected in the range of $900 million to $1 billion.

         At its April meeting, the Board of Directors declared a regular quarterly dividend of $.22 per share on outstanding shares of the company's common stock, payable June 9, 2004, to shareholders of record May 10, 2004.

CASH COMMITMENTS
----------------

         Following are the company's future cash commitments as of March 31, 2004 (in millions):

                                           ----------------------------------------------------------------------
                                                               2005           2007        2009 and
                                                2004       and 2006       and 2008      Thereafter         Total
                                           ----------------------------------------------------------------------
    Capital expenditures                        $245           $ 82           $ --          $   --        $  327
    Maturities of long-term debt (1)              51            170            550           6,043         6,814
    Operating leases                              28             61             32             285           406
    Brewing and packaging materials              655            181            183             573         1,592
                                           ----------------------------------------------------------------------
                                                $979           $494           $765          $6,901        $9,139
                                           ======================================================================

     Note (1) Excludes maturities of commercial paper.

RETURN ON CAPITAL EMPLOYED
--------------------------

         Return on capital employed is computed as 12 months of net income before after-tax net interest (interest expense less interest capitalized) divided by average net investment. Net investment is defined as total assets less non-debt current liabilities. For the 12 months ended March 31, 2004, after-tax net interest expense was $235 million, calculated as pretax net interest expense of $379 million less income taxes applied using a 38% tax rate. For the 12 months ended March 31, 2003, after-tax net interest expense was $223 million, calculated as pretax net interest expense of $360 less income taxes applied using a 38% tax rate.

TSINGTAO INVESTMENT
-------------------

     In March 2004, the company made its planned final investment of $33 million in convertible bonds of Tsingtao, the largest brewer in China, bringing its total investment in Tsingtao to $182 million. The company's equity ownership interest remains at 9.9% and continues to be accounted for using the cost method.

ITEM 3. RISK MANAGEMENT

         The company's derivatives holdings fluctuate during the year based on normal and recurring changes in purchasing and production activity. The company has experienced slightly higher derivatives use over the last few years as raw material inputs have increased in conjunction with increases in domestic beer volume. Since December 31, 2003, there have been no significant changes in the company's interest rate and foreign currency exposures. As previously discussed, certain of the company's commodity exposures have been reduced as Anheuser-Busch now anticipates lower future pricing in supply agreements currently being finalized. There have been no changes in the types of derivative instruments used to hedge the company's exposures. Underlying commodity market conditions have been somewhat volatile, with recent trends towards higher prices.

ITEM 4. CONTROLS AND PROCEDURES

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

         The chief executive officer and chief financial officer evaluated the company's disclosure controls and procedures as of the end of the quarter ended March 31, 2004 and have concluded that they are effective as of March 31, 2004 in providing reasonable assurance that such information is identified and communicated on a timely basis. Additionally, there were no changes in the company's internal control over financial reporting identified in connection with the evaluation that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

                         PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

         On January 5, 2004, the company issued out of treasury shares a total of 3,343 shares of the company's common stock ($1 par value) to four members of the Board of Directors of the company in lieu of cash for all or a portion of those members' 2004 annual retainer fee pursuant to the company's Non-Employee Director Elective Stock Acquisition Plan. These transactions were exempt from registration and prospectus delivery requirements of the Securities Act of 1933 pursuant to Section 4(2) of the Act.

         Following are the company's monthly common stock purchases during the first quarter 2004 (in millions, except per share):

                                                                                                   Avg. Price
                                                                                 Shares            per Share
                                                                            ----------------    ----------------

Shares Remaining Authorized Under Disclosed Repurchase Programs at
January 1, 2004                                                                   77.4
                                                                            ================

Share Repurchases
-----------------

January                                                                            2.7                $50.81

February                                                                           1.2                $51.69

March                                                                              6.9                $51.45
                                                                            ----------------    ----------------

Total                                                                             10.8                $51.32
                                                                            ----------------    ----------------

Shares Remaining Authorized Under Disclosed Repurchase Programs at
March 31, 2004                                                                    66.6
                                                                            ================

As of March 31, 2004, the company had disbursed $24.9 million for 490,600 shares for which title had not yet been received due to normal three-day securities settlement protocol. All shares are repurchased under Board of Directors authorization. The Board authorized the current program to repurchase 100 million shares in March 2003. There is no prescribed termination date for this program.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Shareholders of the company held April 28, 2004, the following matters were voted upon:

    1.        Election of August A. Busch III, Carlos Fernandez G., James R.
              Jones, Andrew C. Taylor and Douglas A. Warner III to serve as Directors of the company for a term of three years.

                                                         For                  Withheld
                                                 --------------------    --------------------
              August A. Busch III                    674,219,176             27,334,712
              Carlos Fernandez G.                    689,956,840             11,597,048
              James R. Jones                         691,093,100             10,460,788
              Andrew C. Taylor                       686,242,597             15,311,291
              Douglas A. Warner III                  681,411,065             20,142,823

    2. Approve the appointment of PricewaterhouseCoopers LLP as independent auditors for 2004.

              For         674,182,841
              Against      22,657,701
              Abstain       4,713,346
              Non-Votes             0

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

              (a)   Exhibits
                    --------

                      12    Ratio of Earnings to Fixed Charges

                      31.1 Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) under the Exchange Act

                      31.2 Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a) under the Exchange Act

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

              (b)   Reports on Form 8-K
                    -------------------

                                Item Reported                         Date of Report
                                -------------                         --------------

                    Item 7 (c)  Exhibit - Press Release               February 4, 2004

                    Item 12     Results of Operations and Financial
                                Condition                             February 4, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ANHEUSER-BUSCH COMPANIES, INC.
                                  (Registrant)



                                  /s/ W. Randolph Baker
                                  ------------------------------------------
                                  W. Randolph Baker
                                  Vice President and Chief Financial Officer
                                  (Chief Financial Officer)
                                  April 30, 2004



                                  /s/ John F. Kelly
                                  ------------------------------------------
                                  John F. Kelly
                                  Vice President and Controller
                                  (Chief Accounting Officer)
                                  April 30, 2004