Form 10-K/A
period 2003-12-31
ANHEUSER-BUSCH COMPANIES, INC.
filed 2004-07-27
CIK 310569

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                            --------------------
                                 FORM 10-K/A

        (X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR
        ENDED DECEMBER 31, 2003
        OR
        ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
        FROM ____________ TO ____________

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

COMMON STOCK--$1 PAR VALUE                            NEW YORK STOCK EXCHANGE
PREFERRED STOCK PURCHASE RIGHTS                       NEW YORK STOCK EXCHANGE
6 1/2%  DEBENTURES, DUE JANUARY 1, 2028               NEW YORK STOCK EXCHANGE

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
Yes    X    No
    ------     ------

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
                                         ---

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

      $1 PAR VALUE COMMON STOCK 810,685,090 SHARES AS OF MARCH 1, 2004

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of Annual Report to Shareholders for the Year Ended
  December 31, 2003. . . . . . . . . . . . . . PART I, PART II, AND PART IV

Portions of Definitive Proxy Statement for Annual Meeting of
  Stockholders on April 28, 2004. . . . . . . . . PART III

Item 15 on pages 12 through 14 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2003 is amended by the addition of the following exhibits:

Exhibit 23.1      Consent of Independent Accountants

Exhibit 31.3 Certification of Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

Exhibit 31.4 Certification of Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

Exhibit 32.3      Certification of Chief Executive Officer pursuant to
                  18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.4 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.3      Financial Statements of the Anheuser-Busch Global
                  Employee Stock Purchase Plan for the years ended March 31, 2004 and 2003.

This Form 10-K/A is filed pursuant to Rule 15d-21 promulgated under the Securities Exchange Act of 1934, as amended, and is submitted in order to file with the Securities and Exchange Commission the financial statements of the Anheuser-Busch Global Employee Stock Purchase Plan, an employee benefit plan. This Form 10-K/A does not contain any financial statements or financial information of Anheuser-Busch Companies, Inc. Accordingly, the certifications made in Exhibits 31.3 and 31.4 concerning the absence of misstatements and omissions in the report and the fair presentation by the financial statements included in the report apply to the employee benefit plan and not to Anheuser-Busch Companies, Inc.

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

                                       ANHEUSER-BUSCH COMPANIES, INC.
                                                (Registrant)

                                       By:  /s/ JoBeth G. Brown
                                          -------------------------------------
                                                    JoBeth G. Brown
                                              Vice President and Secretary

         Pursuant to the requirements of the Securities Act of 1934, this amendment to this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         Principal Executive Officer:
                  Patrick T. Stokes*
                  President and Chief Executive Officer

         Principal Financial Officer:
                  W. Randolph Baker*
                  Vice President and Chief Financial Officer

         Principal Accounting Officer:
                  John F. Kelly*
                  Vice President and Controller

                                            /s/ JoBeth G. Brown
                                            -----------------------------------
                                            Attorney-in-Fact
                                            July 27, 2004

Directors:
-------------------------------------------------------------------------------
Patrick T. Stokes*                               Vilma S. Martinez*
August A. Busch III*                             William Porter Payne*
Carlos Fernandez G.*                             Joyce M. Roche*
James J. Forese*                                 Henry Hugh Shelton*
John E. Jacob*                                   Andrew C. Taylor*
James R. Jones*                                  Douglas A. Warner III*
Charles F. Knight*                               Edward E. Whitacre, Jr.*
Vernon R. Loucks, Jr.*
-------------------------------------------------------------------------------

*by power of attorney

                                EXHIBIT INDEX



Exhibit 23.1      Consent of Independent Accountants

Exhibit 31.3 Certification of Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

Exhibit 31.4 Certification of Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

Exhibit 32.3 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.4 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.3      Financial Statements of the Anheuser-Busch Global
                  Employee Stock Purchase Plan for the years ended March 31, 2004 and 2003.