Form 10-Q
period 2004-06-30
ANHEUSER-BUSCH COMPANIES, INC.
filed 2004-07-30
CIK 310569

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d)
                   Of the Securities Exchange Act of 1934


                       For Quarter Ended June 30, 2004


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

     $1 Par Value Common Stock - 800,997,265 shares as of June 30, 2004

                                          CONSOLIDATED BALANCE SHEET
                          Anheuser-Busch Companies, Inc. and Subsidiaries (Unaudited)

                                                                        June 30,               December 31,
  (In millions)                                                           2004                     2003
                                                                  -------------------      -------------------
  Assets
  Current Assets:
       Cash                                                                $261.0                   $191.1
       Accounts receivable                                                  955.1                    669.4
       Inventories:
           Raw materials and supplies                                       316.9                    320.3
           Work in progress                                                 101.1                     81.9
           Finished goods                                                   228.4                    185.3
             Total inventories                                              646.4                    587.5
       Other current assets                                                 149.9                    182.3
                                                                  -------------------      -------------------
             Total current assets                                         2,012.4                  1,630.3
  Investment in Harbin Brewery                                              408.4                     --
  Investments in affiliated companies                                     2,967.3                  3,052.0
  Plant and equipment, net                                                8,496.8                  8,498.9
  Intangible assets, including goodwill of $370.2
    million and $349.0 million, respectively                                518.4                    486.6
  Other assets                                                              961.1                  1,021.7
                                                                  -------------------      -------------------
       Total Assets                                                     $15,364.4                $14,689.5
                                                                  ===================      ===================

  Liabilities and Shareholders Equity
  Current Liabilities:
       Accounts payable                                                  $1,009.3                 $1,093.7
       Accrued salaries, wages and benefits                                 264.7                    288.9
       Accrued taxes                                                        361.7                    163.1
       Other current liabilities                                            358.3                    311.5
                                                                  -------------------      -------------------
         Total current liabilities                                        1,994.0                  1,857.2
                                                                  -------------------      -------------------
  Postretirement benefits                                                   462.6                    470.4
                                                                  -------------------      -------------------
  Debt                                                                    7,688.8                  7,285.4
                                                                  -------------------      -------------------
  Deferred income taxes                                                   1,567.1                  1,462.1
                                                                  -------------------      -------------------
  Other long-term liabilities                                               898.5                    902.7
                                                                  -------------------      -------------------
  Shareholders Equity:
       Common stock, $1.00 par value, 1.6 billion
         shares authorized                                                1,461.2                  1,457.9
       Capital in excess of par value                                     1,299.9                  1,194.0
       Retained earnings                                                 14,778.6                 13,935.4
       Treasury stock, at cost                                          (13,729.9)               (12,939.0)
       Accumulated non-owner changes in equity                           (1,056.4)                  (890.3)
       ESOP debt guarantee                                                   --                      (46.3)
                                                                  -------------------      -------------------
         Total Shareholders Equity                                        2,753.4                  2,711.7
                                                                  -------------------      -------------------
  Commitments and contingencies                                              --                       --
                                                                  -------------------      -------------------
       Total Liabilities and Shareholders Equity                        $15,364.4                $14,689.5
                                                                  ===================      ===================

   See the accompanying footnotes on pages 5 -- 13.

                                            CONSOLIDATED STATEMENT OF INCOME
                              Anheuser-Busch Companies, Inc., and Subsidiaries (Unaudited)



                                                 Second Qtr. Ended June 30,               Six Months Ended June 30,
                                             ----------------------------------       ----------------------------------
(In millions, except per share)                   2004               2003                  2004               2003
                                             ---------------    ---------------       ---------------    ---------------
Gross sales                                     $4,597.2           $4,339.3              $8,600.2           $8,134.2
     Excise taxes                                 (587.2)            (569.1)             (1,113.2)          (1,083.4)
                                             ---------------    ---------------       ---------------    ---------------
Net sales                                        4,010.0            3,770.2               7,487.0            7,050.8
     Cost of sales                              (2,331.2)          (2,189.9)             (4,404.5)          (4,164.3)
                                             ---------------    ---------------       ---------------    ---------------
Gross profit                                     1,678.8            1,580.3               3,082.5            2,886.5
     Marketing, distribution and
       administrative expenses                    (654.3)            (622.3)             (1,236.6)          (1,164.4)
                                             ---------------    ---------------       ---------------    ---------------
Operating income                                 1,024.5              958.0               1,845.9            1,722.1
     Interest expense                             (105.9)            (102.3)               (207.6)            (201.0)
     Interest capitalized                            5.8                6.4                  11.0               10.8
     Interest income                                 0.4                0.2                   1.5                0.3
     Other income/(expense), net                     2.4               (0.8)                 30.0               (1.0)
                                             ---------------    ---------------       ---------------    ---------------
Income before income taxes                         927.2              861.5               1,680.8            1,531.2
     Provision for income taxes                   (360.0)            (334.9)               (652.6)            (594.2)
Equity income, net of tax                          106.3              106.0                 195.2              180.4
                                             ---------------    ---------------       ---------------    ---------------
Net income                                        $673.5             $632.6              $1,223.4           $1,117.4
                                             ===============    ===============       ===============    ===============
Basic earnings per share                            $.84               $.76                 $1.52              $1.34
                                             ===============    ===============       ===============    ===============
Diluted earnings per share                          $.83               $.75                 $1.50              $1.32
                                             ===============    ===============       ===============    ===============

See the accompanying footnotes on pages 5 -- 13.

                                        CONSOLIDATED STATEMENT OF CASH FLOWS
                            Anheuser-Busch Companies, Inc. and Subsidiaries (Unaudited)


                                                                                   Six Months Ended June 30,
                                                                           ----------------------------------------
(In millions)                                                                   2004                     2003
                                                                           ----------------        ----------------
Cash flow from operating activities:
     Net Income                                                                  $1,223.4                $1,117.4
     Adjustments to reconcile net income to cash provided by operating activities:
         Depreciation and amortization                                              457.1                   429.0
         Deferred income taxes                                                       33.3                    28.7
         Undistributed earnings of affiliated companies                             (16.2)                  (50.7)
         Other, net                                                                  93.8                    59.3
                                                                           ----------------        ----------------
     Operating cash flow before change in working capital                         1,791.4                 1,583.7
         Increase in working capital                                               (235.2)                 (119.3)
                                                                           ----------------        ----------------
     Cash provided by operating activities                                        1,556.2                 1,464.4
                                                                           ----------------        ----------------

Cash flow from investing activities:
     Capital expenditures                                                          (441.7)                 (490.1)
     Business acquisitions                                                         (441.3)                 (116.4)
                                                                           ----------------        ----------------
     Cash used for investing activities                                            (883.0)                 (606.5)
                                                                           ----------------        ----------------

Cash flow from financing activities:
     Increase in long-term debt                                                     963.5                   576.9
     Decrease in long-term debt                                                    (502.9)                  (77.2)
     Dividends paid to shareholders                                                (354.3)                 (326.2)
     Acquisition of treasury stock                                                 (792.2)               (1,126.6)
     Shares issued under stock plans                                                 82.6                    49.3
                                                                           ----------------        ----------------
     Cash used for financing activities                                            (603.3)                 (903.8)
                                                                           ----------------        ----------------
Net increase/(decrease) in cash during the period                                    69.9                   (45.9)
Cash, beginning of period                                                           191.1                   188.9
                                                                           ----------------        ----------------
Cash, end of period                                                                $261.0                  $143.0
                                                                           ================        ================


See the accompanying footnotes on pages 5 -- 13.

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

                                                   Second Quarter                        Six Months
                                            ----------------------------        ----------------------------
                                                2004            2003                2004            2003
                                            ------------    ------------        ------------    ------------
        Basic weighted average shares
        outstanding                               800.9           831.2               805.7           836.0
                                            ============    ============        ============    ============
        Diluted weighted average shares
        outstanding                               810.6           842.0               815.8           846.5
                                            ============    ============        ============    ============

3.   Business Segments Information
     -----------------------------

     Comparative business segment information for the second quarter and first six months ended June 30 (in millions):

                            -----------------------------------------------------------------------------------------
            SECOND            Domestic       Int'l                                             Corporate
            QUARTER             Beer         Beer      Packaging     Entertain.     Other      & Elims.       Consol.
     -----------------------------------------------------------------------------------------------------------------
     2004
     Gross Sales              $3,553.9      237.5         625.8         312.5       23.5         (156.0)     $4,597.2
     Net Sales:
     - Intersegment                 --         --        $237.9            --        1.1         (239.0)         $ --
     - External               $3,016.7      187.5         387.9         312.5       22.4           83.0      $4,010.0
     Income Before
       Income Taxes             $951.5       31.1          52.5          81.8        2.2         (191.9)       $927.2
     Equity Income                  --     $106.3            --            --         --             --        $106.3
     Net Income                 $589.9      125.6          32.6          50.7        1.4         (126.7)       $673.5
     -----------------------------------------------------------------------------------------------------------------
     -----------------------------------------------------------------------------------------------------------------
     2003
     Gross Sales              $3,397.5      201.0         589.9         280.3       21.2         (150.6)     $4,339.3
     Net Sales:
     - Intersegment                 --         --        $232.9            --        1.2         (234.1)         $ --
     - External               $2,870.8      158.6         357.0         280.3       20.0           83.5      $3,770.2
     Income Before
       Income Taxes             $875.7       25.9          50.5          66.0        2.5         (159.1)       $861.5
     Equity Income                  --     $106.0            --            --         --             --        $106.0
     Net Income                 $542.9      122.1          31.3          40.9        1.5         (106.1)       $632.6
     -----------------------------------------------------------------------------------------------------------------
                            ------------------------------------------------------------------------------------------
             FIRST            Domestic       Int'l                                             Corporate
          SIX MONTHS            Beer         Beer      Packaging     Entertain.     Other      & Elims.       Consol.
     -----------------------------------------------------------------------------------------------------------------
     2004
     Gross Sales              $6,812.0      430.6       1,147.2         466.6       34.3         (290.5)     $8,600.2
     Net Sales:
     - Intersegment                 --         --        $448.0            --        2.1         (450.1)         $ --
     - External               $5,783.1      346.3         699.2         466.6       32.2          159.6      $7,487.0
     Income Before
       Income Taxes           $1,814.2       54.0          89.3          70.8       (2.3)        (345.2)     $1,680.8
     Equity Income                  --     $195.2            --            --         --             --        $195.2
     Net Income               $1,124.8      228.7          55.4          43.9       (1.4)        (228.0)     $1,223.4
     -----------------------------------------------------------------------------------------------------------------
     -----------------------------------------------------------------------------------------------------------------
     2003
     Gross Sales              $6,536.3      367.2       1,086.9         406.1       33.3         (295.6)     $8,134.2
     Net Sales:
     - Intersegment                 --         --        $447.4            --        2.3         (449.7)         $ --
     - External               $5,521.5      298.6         639.5         406.1       31.0          154.1      $7,050.8
     Income Before
       Income Taxes           $1,675.3       46.1          84.3          45.5       (0.1)        (319.9)     $1,531.2
     Equity Income                  --     $180.4            --            --         --             --        $180.4
     Net Income               $1,038.7      209.0          52.3          28.2       (0.1)        (210.7)     $1,117.4
     -----------------------------------------------------------------------------------------------------------------

4.   Business Investments
     --------------------

     Harbin Group Investment
     -----------------------

     During the second quarter Anheuser-Busch acquired an initial 36 percent equity stake and launched a tender offer for the remaining shares in Harbin Brewery Group, a major brewer in China. By the end of the quarter, the company had acquired an additional 29 percent of Harbin, increasing its total ownership to approximately 65 percent. The company paid $408.4 million for its 65 percent investment in Harbin, which is included in its consolidated statement of cash flows and as a single line item in the consolidated balance sheet as of June 30, 2004 because a U.S. GAAP balance sheet is currently not available. To date, Anheuser-Busch has acquired virtually all Harbin shares for a total investment of approximately $692 million.

     Anheuser-Busch's second quarter earnings do not include results for Harbin. Beginning in the third quarter, upon completion of purchase accounting valuations, the company will fully consolidate its Harbin investment within its financial statements. The company anticipates reporting Harbin results on a one-month lag basis. For 2004, it is estimated the Harbin acquisition will dilute earnings per share by approximately $.01.

     Tsingtao Investment
     -------------------

     In March 2004, the company made its planned final investment of $33 million in convertible bonds of Tsingtao, the largest brewer in China, bringing the total of its recent investments in Tsingtao to $182 million. The company's equity ownership interest remains at 9.9% and continues to be accounted for using the cost method.

5.   Non-Owner Changes in Equity
     ---------------------------

     Net income and non-owner changes in equity, net of applicable taxes, for the second quarter and six months ended June 30 follows (in millions):

                                                              Second Quarter                       Six Months
                                                       ----------------------------       ----------------------------
                                                           2004            2003               2004           2003
                                                       ------------    ------------       ------------    ------------
     Net income                                             $673.5          $632.6           $1,223.4        $1,117.4

     Non-owner changes in equity:

          Foreign currency translation
          gains and (losses)                                (103.5)          176.3              (21.9)          (31.1)

          Net change in deferred hedging gains and
          (losses)                                           (31.7)            0.8              (42.4)           (1.7)

          Deferred securities valuation gains and
          (losses)                                          (114.9)           16.0             (101.8)           23.7
                                                       ------------    ------------       ------------    ------------
     Combined net income and non-owner changes in
     equity                                                 $423.4          $825.7           $1,057.3        $1,108.3
                                                       ============    ============       ============    ============

     During the second quarter 2004, the company began recording deferred income taxes related to certain non-owner changes in shareholders equity. The deferred income tax liability effects were as follows (in millions):

                                                             Increase/(Decrease)
                                                     -----------------------------------
                                                        Non-Owner           Deferred
                                                         Changes             Income
                                                        in Equity        Tax Liability
                                                     ---------------   -----------------
     Deferred securities valuation gains                     $(35.1)              $35.1

     Deferred hedging gains                                   (10.7)               10.7
                                                      --------------        ------------
       Total                                                 $(45.8)              $45.8
                                                      ==============        ============

     The components of accumulated non-owner changes in equity, net of applicable taxes, as of June 30, 2004 and December 31, 2003 follow (in millions):

                                                                       June 30,         Dec. 31,
                                                                         2004             2003
                                                                    -------------    -------------

     Foreign currency translation loss                                   $(691.3)         $(669.4)

     Minimum pension liability                                            (453.0)          (453.0)

     Deferred hedging gains                                                 17.4             59.8

     Deferred securities valuation gains                                    70.5            172.3
                                                                    -------------    -------------
        Accumulated non-owner changes in equity                        $(1,056.4)         $(890.3)
                                                                    =============    =============

6.   Derivatives
     -----------

     Anheuser-Busch accounts for its derivatives under FAS 133, "Accounting for Derivatives and Other Hedging Instruments," and therefore defers hedging gains and losses that are effective at offsetting price changes in the underlying hedged exposures. The company reclassified deferred gains of $18.5 million and $36.2 million, and deferred losses of $0.4 million and $0.8 million from accumulated non-owner changes in equity into operating income during the second quarter and first six months of 2004, respectively, as underlying hedged transactions occurred.

     The company recognized a net loss due to hedge ineffectiveness of $0.5 million for the second quarter and a net gain of $23.6 million for the first six months of 2004, compared to net gains of $0.8 million and $0.9 million, respectively, for the comparable 2003 periods. The first half 2004 gain includes $19.5 million related to the sale of commodity hedges that had been in place for future years, which is reported in other income. The hedges were originally placed using estimates of costs to be contained in the renewal of supply contracts. Anheuser-Busch lowered its cost estimates during the first quarter, resulting in significant hedge ineffectiveness in compliance with FAS
     133. Due to the hedge ineffectiveness, the company sold these hedges and realized the ineffective portion of the gain.

7.   Goodwill
     --------

     Following is goodwill by business segment, as of June 30, 2004 and December 31, 2003 (in millions). Goodwill is included in intangible assets or investment in affiliated companies, as appropriate, in the consolidated balance sheet. The company completed the purchase price allocation for the acquisition of a wholesaler during the second quarter resulting in the increase in domestic beer goodwill. The change in international beer goodwill is due to foreign currency translation.

                                                        June 30,         Dec. 31,
                                                          2004             2003
                                                     --------------   --------------

        Domestic Beer                                        $21.2             $ --

        International Beer                                   672.7            679.7

        Packaging                                             21.9             21.9

        Entertainment                                        288.3            288.3
                                                     --------------   --------------
           Total goodwill                                 $1,004.1           $989.9
                                                     ==============   ==============

8.   Stock Based Compensation
     ------------------------

     The company accounts for employee stock options in accordance with FAS 123, "Accounting for Stock-Based Compensation." Under FAS 123, the company elects to recognize no compensation expense related to employee stock options, since options are always granted with an exercise price equal to the market price of the company's stock on the day of grant.

     Because of its election to not recognize compensation expense for stock options, the company makes required pro forma disclosures of net income and diluted earnings per share as if compensation expense had been recognized, based on the fair value of stock options on the grant date. For FAS 123 disclosure purposes, the fair value of stock options granted is required to be based on a theoretical option-pricing model. Anheuser-Busch estimates the value of its options using the Black-Scholes model and then hypothetically amortizes the value to compensation expense over the three-year vesting period for the pro forma reporting. In actuality, because the company's employee stock options are not traded on an exchange, employees can receive no value nor derive any benefit from holding stock options under these plans without an increase in the market price of Anheuser-Busch stock. Such an increase in stock price benefits all stockholders. The pro forma impact for the second quarter and six months ended June 30 follows (in millions, except per share):

                                                        Second Quarter                        Six Months
                                                  ---------------------------       --------------------------------
                                                     2004           2003                2004              2003
                                                  -----------    ------------       --------------    --------------
Reported Net Income                                   $673.5          $632.6             $1,223.4          $1,117.4
Pro Forma Impact of Expensing
  Stock Options                                        (29.1)          (27.8)               (58.2)            (55.7)
                                                  -----------    ------------       --------------    --------------
Pro Forma Net Income                                  $644.4          $604.8             $1,165.2          $1,061.7
                                                  ===========    ============       ==============    ==============
Reported Basic Earnings Per Share                       $.84            $.76                $1.52             $1.34
Pro Forma Impact of Expensing
  Stock Options                                         (.04)           (.03)                (.07)             (.07)
                                                  -----------    ------------       --------------    --------------
Pro Forma Basic Earnings Per Share                      $.80            $.73                $1.45             $1.27
                                                  ===========    ============       ==============    ==============
Reported Diluted Earnings Per Share                     $.83            $.75                $1.50             $1.32
Pro Forma Impact of Expensing
  Stock Options                                         (.04)           (.03)                (.07)             (.07)
                                                  -----------    ------------       --------------    --------------
Pro Forma Diluted Earnings Per Share                    $.79            $.72                $1.43             $1.25
                                                  ===========    ============       ==============    ==============

     In March 2004 the FASB issued a proposed standard entitled "Share-Based Payment - An Amendment of FAS Nos. 123 and 95." The proposed rules will eliminate the disclosure-only election under FAS 123 and require the recognition of compensation expense for stock options and other forms of equity compensation based on the fair value of the instruments on the date of grant. The FASB currently expects to issue a final standard in late 2004, which is slated to be effective for the first quarter 2005 for Anheuser-Busch. In addition to the quarterly disclosures shown previously, the company also disclosed in its 2003 Annual Report to Shareholders that the pro forma dilutive impact on net income and earnings per share of hypothetically expensing stock options based on Black-Scholes for the full years 2003, 2002 and 2001 was $113 million and $.14 per share, $93 million and $.11 per share, and $69 million and $.08 per share, respectively. The FASB's proposal advocates using a binomial (lattice-based) option pricing model rather than the Black-Scholes model the company currently uses to determine grant date fair value. Anheuser-Busch has not yet determined what, if any, impact using the recommended binomial model will have on the company's estimated net income and earnings per share dilution compared to the Black-Scholes model.

9.   Contingencies
     -------------

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

10.  Deferred Income Tax Liability
     -----------------------------

     During the second quarter 2004, the company identified a $25.9 million balance sheet reclassification related to the spin-off of its Campbell-Taggart bakery subsidiary in 1996. This reclassification does not have any impact on the company's results of operations, cash flows or total assets. As of June 30, 2004, the company increased the deferred income tax liability by $25.9 million, from $1,541.2 million to $1,567.1 million, and decreased retained earnings by $25.9 million, from $14,804.5 million to $14,778.6 million.

11.  Pension and Other Postretirement Benefits Expense
     -------------------------------------------------

     The components of total pension expense for the second quarter and six months ended June 30 are shown below (in millions):

                                                                   Second Quarter                First Six Months
                                                               -----------------------       -----------------------
                                                                  2004          2003            2004          2003
                                                               ----------    ---------       ----------    ---------
     Service cost (benefits earned during the period)              $22.0        $18.7            $42.3        $37.3

     Interest cost on benefit obligation                            39.5         38.0             79.1         76.0

     Assumed return on plan assets                                 (47.4)       (47.3)           (95.1)       (94.5)

     Amortization of prior service cost and net actuarial
     losses                                                         16.3          9.1             31.9         18.1
                                                               ----------    ---------       ----------    ---------
     Expense for defined benefit plans                              30.4         18.5             58.2         36.9

     Cash contributed to multi-employer pension plans                4.4          4.2              8.5          8.4


     Cash contributed to defined contribution pension plans          4.7          4.6              9.3          9.2
                                                               ----------    ---------       ----------    ---------
     Total pension benefits expense                                $39.5        $27.3            $76.0        $54.5
                                                               ==========    =========       ==========    =========

     The components of total postretirement benefits expense for the second quarter and six months ended June 30 are shown below (in millions):

                                                                   Second Quarter                First Six Months
                                                               -----------------------       -----------------------
                                                                  2004          2003            2004          2003
                                                               ----------    ---------       ----------    ---------
     Service cost (benefits earned during the period)               $5.3         $4.9            $11.2         $9.8

     Interest cost on benefit obligation                             8.0          9.5             17.4         19.0

     Amortization of prior service cost and net actuarial
     gains                                                          (1.9)        (2.3)            (2.7)        (4.6)
                                                               ----------    ---------       ----------    ---------
     Total defined benefits expense                                $11.4        $12.1            $25.9        $24.2
                                                               ==========    =========       ==========    =========

     During the second quarter of 2004, Anheuser-Busch began recognizing the estimated impact of the Medicare Prescription Drug Improvement and Modernization Act of 2003, which provides a federal subsidy to sponsors of retiree health care plans. As a result of the Act, the company's accumulated postretirement benefits liability as of June 30, 2004 decreased $43.9 million while defined postretirement benefits expense for the first six months was reduced $2.8 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL
        CONDITION

INTRODUCTION
------------

         This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of Anheuser-Busch Companies, Inc. for the second quarter and six months ended June 30, 2004, compared to the second quarter and six months ended June 30, 2003, and the year ended December 31, 2003. This discussion should be read in combination with the consolidated financial statements and notes included in the company's annual report to shareholders for the year ended December 31, 2003.

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

RESULTS OF OPERATIONS
---------------------

         With strong growth from all of its major operating segments, Anheuser-Busch achieved record sales and earnings for the second quarter and first six months of 2004. Consolidated net sales increased 6.4% in the second quarter, while diluted earnings per share increased 10.7%. Net sales and diluted earnings per share increased 6.2% and 13.6%, respectively, for the first six months. Results for the first six months of 2004 benefited from a $19.5 million pretax gain ($.015 per share) from the sale of commodity hedges in the first quarter. This gain is reported in other income/(expense) on the consolidated income statement and as such does not impact gross profit or operating income. Excluding this gain, earnings per share for the first six months increased 12.5% vs. 2003.

         Anheuser-Busch had an excellent second quarter and continued its track record of delivering consistent and dependable earnings growth. The company has now achieved 23 consecutive quarters of double-digit earnings per share growth and remains confident in its ability to consistently achieve its double-digit annual earnings per share growth objective over the long-term, with an 11.7% earnings per share growth target for 2004, excluding the benefit of the commodity hedge gain as shown below.

                                     Earnings
                                    Per Share          Increase
                                   -----------       ------------
Including Hedge Gain                   $2.785             +12.3%
                                                     ============
Commodity Hedge Gain                    (.015)
                                   -----------
Excluding Hedge Gain                    $2.77             +11.7%
                                   ===========       ============

BEER SALES RESULTS
------------------

         The company's beer volume for the second quarter and first six months of 2004 is summarized in the following table:

                    Reported Beer Volume (millions of barrels) for Periods Ended June 30
------------------------------------------------------------------------------------------------------------
                                                Second Quarter                       Six Months
                                     ----------------------------------- -----------------------------------
                                                       Versus 2003                         Versus 2003
                                                ------------------------            ------------------------
                                        2004       Barrels        %         2004       Barrels        %
                                     ---------- ------------- ---------- ---------- ------------- ----------
Domestic                                  27.3        Up 0.5       1.9%       52.5        Up 0.7       1.4%
International                              2.3       Up 0.15       6.6%        4.1        Up 0.3       6.4%
                                     ---------- ------------- ---------- ---------- ------------- ----------
    Worldwide A-B Brands                  29.6        Up 0.7       2.2%       56.6        Up 1.0       1.7%
Int'l Equity Partner Brands                5.2        Up 0.1       2.3%        9.6        Up 0.2       2.1%
                                     ---------- ------------- ---------- ---------- ------------- ----------
    Total Brands                          34.8        Up 0.8       2.2%       66.2        Up 1.2       1.8%
                                     ========== ============= ========== ========== ============= ==========

         Domestic beer sales-to-wholesalers increased 1.9% for the second quarter of 2004 vs. the second quarter 2003 and were up 1.4% for the first six months of 2004. Wholesaler sales-to-retailers were up 1.2% in the second quarter and up 1.8% for the first six months, vs. similar 2003 periods. These results were led by strong growth of the company's Michelob ULTRA and Bud Light brands.

         The company's domestic market share (excluding exports) for the first six months of 2004 was 49.8%, level with 2003 market share. Domestic market share is based on estimated U.S. beer industry sales using information provided by the Beer Institute and the U.S. Department of Commerce.

         International volume, consisting of Anheuser-Busch brands produced overseas by company-owned breweries and under license and contract-brewing agreements, plus exports from the company's U.S. breweries to markets around the world, increased 6.6% for the second quarter and 6.4% for the first six months of 2004.

         Worldwide Anheuser-Busch beer sales volume for the second quarter and first six months of 2004 rose 2.2% and 1.7%, to 29.6 million and 56.6 million barrels respectively, vs. 2003. Worldwide beer volume is comprised of domestic volume and international volume. International equity partner brands volume, representing the company's share of its foreign equity partners' volume reported on a one-month lag, increased 2.3% for the second quarter and 2.1% for the first six months of 2004 vs. 2003, contributing to the company's 2.2% and 1.8% increase in total brands volume for the same periods. International equity partner volume was up due to Modelo volume growth.

SECOND QUARTER AND FIRST SIX MONTHS OF 2004 FINANCIAL RESULTS
-------------------------------------------------------------

         Key operating results for the second quarter and first six months of 2004 are summarized in the following tables:

                                                               ($ in millions, except per share)
                                                ---------------------------------------------------------------------
                                                        Second Quarter                       2004 versus 2003
                                                ------------------------------       --------------------------------
                                                    2004              2003                $                    %
                                                ------------      ------------       -----------          -----------
Gross Sales                                           $4,597            $4,339           Up $258              Up 5.9%
Net Sales                                             $4,010            $3,770           Up $240              Up 6.4%
Income Before Income Taxes                              $927              $862            Up $65              Up 7.6%
Equity Income, Net of Tax                               $106              $106                --                   --
Net Income                                              $674              $633            Up $41              Up 6.5%
Diluted Earnings per Share                              $.83              $.75           Up $.08             Up 10.7%

                                                               ($ in millions, except per share)
                                                ---------------------------------------------------------------------
                                                       First Six Months                      2004 versus 2003
                                                ------------------------------       --------------------------------
                                                    2004              2003                $                    %
                                                ------------      ------------       -----------          -----------
Gross Sales                                           $8,600            $8,134           Up $466              Up 5.7%
Net Sales                                             $7,487            $7,051           Up $436              Up 6.2%
Income Before Income Taxes                            $1,681            $1,531           Up $150              Up 9.8%
Equity Income, Net of Tax                               $195              $180            Up $15              Up 8.2%
Net Income                                            $1,223            $1,117           Up $106              Up 9.5%
Diluted Earnings per Share                             $1.50             $1.32           Up $.18             Up 13.6%

         A discussion of financial results for the second quarter and first six months of 2004 follows.

         Anheuser-Busch achieved record gross sales of $4.6 billion and $8.6 billion, and record net sales of $4.0 billion and $7.5 billion, respectively, in the second quarter and first six months of 2004. These amounts represent gross sales increases over 2003 of 5.9% for the second quarter and 5.7% for the six months. Net sales increased over 2003 by 6.4% and 6.2%, respectively, for the same periods. The differences between gross and net sales reflect beer excise taxes paid by the company on its products.

         The increases in consolidated gross and net sales are primarily the result of 5.1% and 4.7% sales increases for the domestic beer segment in the second quarter and first six months of 2004, respectively, due to higher revenue per barrel and increased beer volume. The second quarter and year-to-date results also include higher sales for all of the company's remaining segments. International beer net sales were up mid-teens for both periods due to volume growth in China, Canada and the United Kingdom; packaging segment net sales were up 9% for both the second quarter and six months from soft drink can sales volume increases; and entertainment net sales increased 11.5% and 15%, respectively, both due to higher attendance and admissions pricing.

         Domestic revenue per barrel grew 2.5% in the second quarter, and 2.8% for the first six months of 2004 vs. the same periods in 2003. This growth reflects the continuing favorable pricing environment and continued consumer trading up to the super premium Michelob family. Revenue per barrel has now increased by 2% or more for 23 consecutive quarters, and generated $91.7 million and $184.9 million in net sales improvement for the second quarter and first six months of 2004, respectively. Higher beer volume contributed $54.2 million and $76.7 million, respectively, to the increases for the same periods. Domestic revenue per barrel is calculated as net sales generated by the company's domestic beer operations on barrels of beer sold, determined on a U.S. GAAP basis, divided by the volume of beer shipped from the company's breweries to U.S. wholesalers. Consistent with the company's practice of implementing moderate annual price increases in two phases, Anheuser-Busch plans to initiate selected pricing actions in the fourth quarter 2004. The revenue enhancement initiatives will again be tailored to specific markets, brands and packages and will apply to over 40% of the company's volume, which is somewhat greater than in 2003.

         Cost of sales was $2.3 billion and $4.4 billion, respectively, for the second quarter and first six months of 2004, reflecting increases of $141 million, or 6.5%, and $240 million, or 5.8%, respectively, compared to 2003. The increases in cost of sales for the second quarter and first six months are due to higher costs for all of the company's major business segments. The increase in domestic beer costs are primarily due to costs associated with increased beer volume versus prior year of $18 million for second quarter and $26 million for the first six months, plus increased costs for brewing and packaging materials in both periods and higher utility costs year-to-date. International beer experienced higher costs associated with increased beer volume. Packaging operations incurred higher aluminum costs and entertainment operations incurred higher park operating expenses. Gross margin (gross profit as a percentage of net sales) increased 30 basis points in the first half of 2004, to 41.2%. Second quarter gross margin was 41.9%, level versus 2003, with domestic beer gross margin growth of 30 basis points being essentially offset by lower margins for the commodity-based packaging segment.

         Marketing, distribution and administrative expenses for the second quarter 2004 were $654 million, an increase of $32 million, or 5.1% compared with second quarter 2003. For the first six months of 2004, these expenses were $1.2 billion, an increase of $72 million, or 6.2% versus last year. These increases are principally due to increased domestic marketing costs, especially year-to-date and primarily for the Bud Family and Michelob ULTRA, increased international beer marketing costs, higher distribution costs associated with owning an additional wholesale operation, and higher legal and administrative costs. The second quarter increase also reflects increased marketing costs associated with the Olympics and higher compensation costs due to the expiration of the company's employee stock ownership plans.

         Operating income increased $67 million, or 6.9% in the second quarter 2004 and was up $124 million, or 7.2% for the first six months, versus comparable periods in 2003. Operating margins for the second quarter and first six months were 25.5% and 24.7%, respectively, for increases of 10 and 30 basis points, respectively.

         Interest expense net of interest income was $106 million for the second quarter and $206 million for the first six months of 2004, representing increases of approximately 3% in both periods compared to 2003. The increases in 2004 are primarily due to the impact of higher average outstanding debt balances compared to last year. Interest capitalized decreased 9% and increased 2% for the second quarter and first six months of 2004, respectively, to $6 million and $11 million. These changes primarily resulted from fluctuations in construction in progress balances during 2004.

         Other income/expense, net includes equity earnings from the company's limited partnership investments in beer wholesalers and numerous other items of a nonoperating nature. The company had other income of $2 million and $30 million for the second quarter and first six months of 2004, respectively, compared to other expense of $1 million for each of the comparable 2003 periods. Other income for the first six months of 2004 includes the one-time pretax gain of $19.5 million ($.015 per share) from the sale of commodity derivatives that had been in place for future years. The hedges were originally placed using estimates of costs to be contained in the renewal of supply contracts. Anheuser-Busch lowered its cost estimates during the first quarter, resulting in significant hedge ineffectiveness in compliance with FAS 133. Due to the hedge ineffectiveness, the company sold these hedges and realized the ineffective portion of the gain, which is reported as a corporate item for business segment reporting purposes. Other income for the first six months also includes a $19.1 million pretax gain ($.014 per share) related to the sale of two beer wholesaler partnerships in the first quarter 2004.

         Income before income taxes for the quarter was $927 million, an increase of $66 million, or 7.6% versus second quarter 2003. Income before income taxes of $1.7 billion for the first six months increased $150 million, or 9.8% compared to 2003. These results reflect increased pretax income for the domestic beer segment along with improved results for all of the company's other operating segments.

         Domestic beer pretax income was $952 million and $1.8 billion for the second quarter and first six months of 2004, respectively. This represents growth of $76 million, or an especially strong 8.7% for the second quarter 2004, and $139 million, or 8.3% for the first six months versus prior year. Both of these increases reflect higher revenue per barrel due to the favorable pricing environment and increased beer sales volume. The year-to-date increase also includes the $19.1 million pretax gain related to the sale of two beer wholesalerships, which is reported in other income/(expense), net for consolidated reporting.

         International beer segment pretax income (excluding equity income) was $31 million for the second quarter of 2004 and $54 million for the first six months, representing increases of $5 million, or 20% in the second quarter and $8 million, or 17% for the first six months versus 2003. The increase for the second quarter and first six months is primarily due to volume and profit growth in China and Canada.

         Packaging segment pretax profits in the second quarter 2004 were $53 million, an increase of $2 million, or 4%. For the first six months, pretax profits were $89 million, an increase of $5 million, or 6%. The increases in packaging pretax profits for both the second quarter and the first six months were due to higher soft drink can volume and improved results from the company's aluminum recycling operations.

         Entertainment segment pretax results for the second quarter 2004 increased $16 million, or 24%, to $82 million compared to the second quarter 2003, and were up $25 million, or 56% for the first six months. Results were up for both the quarter and year-to-date primarily due to increased attendance and higher admissions pricing.

         Equity income was $106 million in the second quarter and $195 million for the first six months of 2004, up slightly for the quarter and an increase of $15 million, or 8.2% for the first six months versus 2003. Increases in equity income are due to higher Modelo volume combined with the impact of price increases. Equity income results from 2003 included a $5.5 million after tax gain representing Anheuser-Busch's equity share of CCU earnings from the sale of a brewery in Croatia. Excluding this gain, which better reflects underlying equity investee operations, equity income in the second quarter 2004 increased 5.8% vs. 2003, as shown below:

                                        Equity Income                Increase
                                 ---------------------------       ------------
                                    2004           2003
                                 -----------    ------------
Reported                             $106.3          $106.0               0.3%
                                                                   ============
Gain on Brewery Sale                     --            (5.5)
                                 -----------    ------------
Excluding Gain                       $106.3          $100.5               5.8%
                                 ===========    ============       ============

         The company's effective tax rate was 38.8% in both the second quarter and first six months of 2004, essentially level with the rates of 38.9% and 38.8% for the respective periods in 2003.

         Net income increased $41 million, or 6.5% during the second quarter 2004, and was up $106 million, or 9.5% for the first six months, versus the same periods last year. Diluted earnings per share were $.83 for the second quarter 2004, an increase of 10.7% compared to prior year, and were $1.50 for the first six months, an increase of 13.6% compared to the first half of 2003. Earnings per share continue to benefit from the company's share repurchase program. The company repurchased 4.6 million shares in the second quarter and a total of 15.4 million for the first half of 2004. Excluding the impact of the one-time gain from the sale of commodity hedges, which better reflects underlying operations, diluted earnings per share for the first six months of 2004 would have been $1.49, or an increase of 12.5%, as shown below:

                                    Diluted Earnings
                                       Per Share                Increase
                                 ----------------------        ----------
                                     2004         2003
                                 ---------    ---------
Reported                            $1.50        $1.32             13.6%
                                                               ==========
Commodity Hedge Gain                (.015)         ---
                                 ---------    ---------
Excluding Hedge Gain               $1.485        $1.32             12.5%
                                 =========    =========        ==========

LIQUIDITY AND FINANCIAL CONDITION
---------------------------------

         Cash at June 30, 2004 was $261 million, an increase of $70 million from the December 31, 2003 balance. The principal source of the company's cash flow is cash generated by operations. Principal uses of cash are capital expenditures, share repurchase, dividends and business investments. Operating cash flow before the change in working capital for the first six months of 2004 was $1.8 billion. See the consolidated statement of cash flows for detailed information. The increase in working capital for the first six months of 2004 compared to the first half of 2003 is primarily due to higher raw material inventories for barley. Cash generated by the company's business segments is projected to exceed funding requirements for each segment's currently anticipated capital spending. The net issuance of debt provides an additional source of cash as necessary for share repurchase, dividends and business investments. The Harbin Brewery investment will result in a comparable reduction in the company's 2004 share repurchases.

         The use of debt financing lowers the company's overall cost of capital. The company's debt balance has increased $403 million since December 31, 2003. Comparative debt activity during the first six months of 2004 and 2003 is shown below:

ISSUANCES
---------
                                       Amount                        Interest Rate
           Description               (millions)                   (fixed unless noted)
-----------------------------------------------------------------------------------------------------
2004
U.S. Dollar Notes                         $550.0  $300.0 at 5.0%; $250.0 at 4.7%
Commercial Paper                           406.3  1.0% weighted average, floating
Industrial Revenue Bonds                     1.0  5.875%
Issuance Discounts                          (1.0) N/A
Other, net                                   8.0  Various
                                    -------------
                                          $964.3
                                    =============

2003
U.S. Dollar Notes                         $580.0  $200.0 at 4.5%; $200.0 at 4.625%; $180.0 at 5.35%
Issuance Discounts                          (3.1) N/A
Other, net                                   0.6  Various
                                    -------------
                                          $577.5
                                    =============

REDUCTIONS
----------
                                       Amount                        Interest Rate
           Description               (millions)                   (fixed unless noted)
-----------------------------------------------------------------------------------------------------
2004
Euro Notes                                $251.0  $200.0 at 6.5%; $51.0 at 4.6%
U.S. Dollar Notes                          250.4  $250 at 7.1%; $0.4 at 5.35%
ESOP Note                                   46.3  8.25%
Other, net                                  13.2  Various
                                    -------------
                                          $560.9
                                    =============

2003
Commercial Paper                           $76.0  1.21% weighted average, floating
ESOP Note                                   44.0  8.25%
Other, net                                   5.1  Various
                                    -------------
                                          $125.1
                                    =============

         The company's ESOP debt guarantee expired on March 31, 2004. At June 30, 2004, the company's commercial paper borrowings of $932.6 million were classified as long-term since they are maintained on a long-term basis with on-going support provided by the company's $2 billion revolving credit agreement. The company has $570 million of debt available for issuance through existing SEC shelf registrations.

         Capital expenditures during the first six months of 2004 were $442 million, compared to $490 million for the first half of 2003. The decrease in capital expenditures is essentially due to the timing of spending. Full year 2004 capital expenditures are expected to approximate $900 million to $975 million.

         Per share dividends paid by the company were $.22 in the second quarter and $.44 for the first six months of 2004, compared to $.195 and $.39, respectively, for the comparable 2003 periods. At its July meeting, the Board of Directors increased the regular quarterly dividend on outstanding shares of the company's common stock to $.245 per share, an increase of 11.4% from the prior rate of $.22 per share. This marks the 28th consecutive year of Anheuser-Busch dividend increases. The new dividend rate is payable September 9, 2004, to shareholders of record August 9, 2004.

Return on Capital Employed
--------------------------

         Return on capital employed for the twelve months ended June 30, 2004, was 18.6%, an increase of 70 basis points over the twelve-month period ended June 30, 2003. Return on capital employed is computed as twelve months of net income before after-tax net interest (interest expense less interest capitalized) divided by average net investment. Net investment is defined as total assets less non-debt current liabilities. For 2004, after-tax net interest expense was $237.8 million, calculated as pretax net interest expense of $383.6 million less income taxes applied using a 38% tax rate. For 2003, after-tax net interest expense was $228.9 million, calculated as pretax net interest expense of $369.2 million less income taxes applied at 38%.

ITEM 3. RISK MANAGEMENT

         The company's derivatives holdings fluctuate during the year based on normal and recurring changes in purchasing and production activity. The company has experienced slightly higher derivatives use over the last few years as raw material inputs have increased in conjunction with increases in domestic beer volume. Since December 31, 2003, there have been no significant changes in the company's interest rate and foreign currency exposures. As previously discussed, certain of the company's commodity exposures have been reduced due to Anheuser-Busch obtaining lower future pricing in supply agreements that were finalized during the second quarter. There have been no changes in the types of derivative instruments used to hedge the company's exposures. Underlying commodity market conditions have been somewhat volatile, with recent trends towards higher prices.

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

         The chief executive officer and chief financial officer evaluated the company's disclosure controls and procedures as of the end of the quarter ended June 30, 2004 and have concluded that they are effective as of June 30, 2004 in providing reasonable assurance that such information is identified and communicated on a timely basis. Additionally, there were no changes in the company's internal control over financial reporting identified in connection with the evaluation that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

                         PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES

         Following are the company's monthly common stock purchases during the second quarter 2004 (in millions, except per share):

                                                                           Avg. Price
                                                             Shares         per Share
                                                            ---------    ----------------
Shares Remaining Authorized Under Disclosed Repurchase
Programs at April 1, 2004                                       66.6
                                                            =========

Share Repurchases
-----------------

April                                                            4.4             $50.98

May                                                              0.2             $51.34

June                                                             ---             N/A
                                                            ---------
Total                                                            4.6             $51.08
                                                            ---------
Shares Remaining Authorized Under Disclosed Repurchase
Programs at June 30, 2004                                       62.0
                                                            =========

           As of June 30, 2004, the company had disbursed $1.3 million for 25,000 shares for which title had not yet been received due to normal three-day securities settlement protocol. All shares are repurchased under Board of Directors authorization. The Board authorized the current program to repurchase 100 million shares in March 2003. There is no prescribed termination date for this program. The numbers of shares shown include shares delivered to the company to exercise stock options.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits
         ---   --------
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
         (b)   Reports on Form 8-K
         ---   -------------------

                                     Item Reported                       Date of Report
                                     -------------                       --------------
                Item 7 (c)           Exhibit - Press Release             April 28, 2004

                Item 12              Results of Operations and
                                     Financial Condition                 April 28, 2004

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  ANHEUSER-BUSCH COMPANIES, INC.
                                  (Registrant)



                                  /s/ W. Randolph Baker
                                  ------------------------------------------
                                  W. Randolph Baker
                                  Vice President and Chief Financial Officer
                                  (Chief Financial Officer)
                                  July 30, 2004



                                  /s/ John F. Kelly
                                  ------------------------------------------
                                  John F. Kelly
                                  Vice President and Controller
                                  (Chief Accounting Officer)
                                  July 30, 2004