Form 10-Q
period 2004-09-30
ANHEUSER-BUSCH COMPANIES, INC.
filed 2004-10-29
CIK 310569

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d)
                   Of the Securities Exchange Act of 1934


                    For Quarter Ended September 30, 2004


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

   $1 Par Value Common Stock - 790,068,368 shares as of September 30, 2004

                             Anheuser-Busch Companies, Inc. and Subsidiaries
                                  Consolidated Balance Sheet (Unaudited)
---------------------------------------------------------------------------------------------------------
                                                                 September 30,            December 31,
(In millions)                                                        2004                     2003
                                                               ------------------      ------------------
Assets

Current Assets:
     Cash                                                              $   196.0               $   191.1
     Accounts receivable                                                   938.4                   669.4
     Inventories:
         Raw materials and supplies                                        322.9                   320.3
         Work in progress                                                   82.6                    81.9
         Finished goods                                                    261.4                   185.3
           Total inventories                                               666.9                   587.5
     Other current assets                                                  198.3                   182.3
                                                               ------------------      ------------------
           Total current assets                                          1,999.6                 1,630.3
Investments in affiliated companies                                      3,208.0                 3,052.0
Plant and equipment, net                                                 8,726.2                 8,498.9
Intangible assets, including goodwill of $960.3
  and $349.0, respectively                                               1,167.5                   486.6
Other assets                                                             1,097.9                 1,021.7
                                                               ------------------      ------------------
     Total Assets                                                      $16,199.2               $14,689.5
                                                               ==================      ==================

Liabilities and Shareholders Equity

Current Liabilities:
     Accounts payable                                                  $ 1,170.3               $ 1,093.7
     Accrued salaries, wages and benefits                                  267.1                   288.9
     Accrued taxes                                                         322.4                   163.1
     Accrued interest                                                      111.7                   110.4
     Other current liabilities                                             218.0                   201.1
                                                               ------------------      ------------------
       Total current liabilities                                         2,089.5                 1,857.2
                                                               ------------------      ------------------
Postretirement benefits                                                    458.4                   470.4
                                                               ------------------      ------------------
Debt                                                                     8,272.4                 7,285.4
                                                               ------------------      ------------------
Deferred income taxes                                                    1,695.9                 1,462.1
                                                               ------------------      ------------------
Other long-term liabilities                                                918.3                   902.7
                                                               ------------------      ------------------
Shareholders Equity:
     Common stock, $1.00 par value, 1.6 billion
       shares authorized                                                 1,462.0                 1,457.9
     Capital in excess of par value                                      1,397.0                 1,194.0
     Retained earnings                                                  15,267.3                13,935.4
     Treasury stock, at cost                                           (14,330.8)              (12,939.0)
     Accumulated non-owner changes in equity                            (1,030.8)                 (890.3)
     ESOP debt guarantee                                                    --                     (46.3)
                                                               ------------------      ------------------
       Total Shareholders Equity                                         2,764.7                 2,711.7
                                                               ------------------      ------------------
Commitments and contingencies                                               --                      --
                                                               ------------------      ------------------
     Total Liabilities and Shareholders Equity                         $16,199.2               $14,689.5
                                                               ==================      ==================

----------------------------------------------------------------------------------------------------------
See the accompanying footnotes on pages 5 -- 14.

                                         Anheuser-Busch Companies, Inc., and Subsidiaries
                                             Consolidated Income Statement (Unaudited)
----------------------------------------------------------------------------------------------------------------------------------
                                                        Third Qtr. Ended Sept. 30,                 Nine Months Ended Sept. 30,
(In millions, except per share)                          2004                2003                   2004                  2003
                                                ------------------------------------       ---------------------------------------
Gross sales                                           $ 4,679.6           $ 4,465.8              $13,279.8              $12,600.0
     Excise taxes                                        (599.5)             (585.3)              (1,712.7)              (1,668.7)
                                                ----------------    ----------------       ----------------       ----------------
Net sales                                               4,080.1             3,880.5               11,567.1               10,931.3
     Cost of sales                                     (2,361.3)           (2,204.1)              (6,765.8)              (6,368.4)
                                                ----------------    ----------------       ----------------       ----------------
Gross profit                                            1,718.8             1,676.4                4,801.3                4,562.9
     Marketing, distribution &
        administrative expenses                          (672.5)             (648.5)              (1,909.1)              (1,812.9)
                                                ----------------    ----------------       ----------------       ----------------
Operating income                                        1,046.3             1,027.9                2,892.2                2,750.0
     Interest expense                                    (107.2)              (98.7)                (314.8)                (299.7)
     Interest capitalized                                   4.7                 6.9                   15.7                   17.7
     Interest income                                        1.9                 0.3                    3.4                    0.6
     Other income, net                                      2.5                 2.1                   32.5                    1.1
                                                ----------------    ----------------       ----------------       ----------------
Income before income taxes                                948.2               938.5                2,629.0                2,469.7
     Provision for income taxes                          (367.7)             (361.5)              (1,020.3)                (955.7)
Equity income, net of tax                                 103.9                87.3                  299.1                  267.7
                                                ----------------    ----------------       ----------------       ----------------
Net income                                               $684.4              $664.3               $1,907.8               $1,781.7
                                                ================    ================       ================       ================
Basic earnings per share                                   $.86                $.81                  $2.38                  $2.15
                                                ================    ================       ================       ================
Diluted earnings per share                                 $.85                $.80                  $2.35                  $2.12
                                                ================    ================       ================       ================
----------------------------------------------------------------------------------------------------------------------------------
See the accompanying footnotes on pages 5 -- 14.

                                   Anheuser-Busch Companies, Inc. and Subsidiaries
                                  Consolidated Statement Of Cash Flows (Unaudited)
--------------------------------------------------------------------------------------------------------------------
                                                                                 Nine Months Ended Sept. 30,
                                                                           -----------------------------------------
(In millions)                                                                    2004                     2003
                                                                           ----------------        -----------------
Cash flow from operating activities:
     Net Income                                                                  $1,907.8               $ 1,781.7
     Adjustments to reconcile net income to cash provided by operating activities:
         Depreciation and amortization                                              692.0                   649.9
         Deferred income taxes                                                      134.9                    63.3
         Undistributed earnings of affiliated companies                            (120.1)                 (107.1)
         Other, net                                                                 (17.9)                   68.5
                                                                           ----------------        -----------------
     Operating cash flow before change in working capital                         2,596.7                 2,456.3
         Increase in working capital                                               (205.3)                   (7.2)
                                                                           ----------------        -----------------
     Cash provided by operating activities                                        2,391.4                 2,449.1
                                                                           ----------------        -----------------

Cash flow from investing activities:
     Capital expenditures                                                          (726.5)                 (719.5)
     Business acquisitions                                                         (726.0)                 (116.4)
                                                                           ----------------        -----------------
     Cash used for investing activities                                          (1,452.5)                 (835.9)
                                                                           ----------------        -----------------

Cash flow from financing activities:
     Increase in long-term debt                                                   1,435.1                   929.3
     Decrease in long-term debt                                                    (508.4)                 (401.9)
     Dividends paid to shareholders                                                (549.9)                 (506.7)
     Acquisition of treasury stock                                               (1,410.3)               (1,747.8)
     Shares issued under stock plans                                                 99.5                    61.4
                                                                           ----------------        -----------------
     Cash used for financing activities                                            (934.0)               (1,665.7)
                                                                           ----------------        -----------------
Net increase/(decrease) in cash during the period                                     4.9                   (52.5)
Cash, beginning of period                                                           191.1                   188.9
                                                                           ----------------        -----------------
Cash, end of period                                                                $196.0                  $136.4
                                                                           ================        =================

--------------------------------------------------------------------------------------------------------------------
See the accompanying footnotes on pages 5 -- 14.

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

                                                    Third Quarter                       Nine Months
                                             ---------------------------        ---------------------------
                                                 2004           2003                2004           2003
                                             -----------    ------------        -----------    ------------
        Basic weighted average shares
        outstanding                               797.4           819.7              802.9           830.6
                                             ===========    ============        ===========    ============

        Diluted weighted average shares
        outstanding                               806.6           830.3              812.8           841.2
                                             ===========    ============        ===========    ============

3.   Business Segments Information
     -----------------------------
     Comparative business segment information for the third quarter and nine months ended September 30 (in millions):

                                   -----------------------------------------------------------------------------------------
              THIRD                    Domestic     Int'l                                           Corporate &
             QUARTER                     Beer        Beer        Packaging    Entertain.  Other        Elims.       Consol.
----------------------------------------------------------------------------------------------------------------------------
2004
Gross Sales                            $3,561.3      284.6          611.6        360.6     18.8        (157.3)     $4,679.6
Net Sales:
- Intersegment                               --         --         $240.1           --      0.9        (241.0)          $--
- External                             $3,018.4      228.0          371.5        360.6     17.9          83.7      $4,080.1
Income Before
  Income Taxes                           $933.3       36.5           48.9        112.9     (1.0)       (182.4)       $948.2
Equity Income, Net of Tax                    --     $103.9             --           --       --            --        $103.9
Net Income                               $578.7      126.5           30.3         70.0     (0.6)       (120.5)       $684.4
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
2003
Gross Sales                            $3,483.1      216.3          541.9        356.0     20.0        (151.5)     $4,465.8
Net Sales:
- Intersegment                               --         --         $231.4           --      1.0        (232.4)          $--
- External                             $2,942.0      172.1          310.5        356.0     19.0          80.9      $3,880.5
Income Before
  Income Taxes                           $901.0       29.7           47.2        121.9     (0.1)       (161.2)       $938.5
Equity Income, Net of Tax                    --      $87.3             --           --       --            --         $87.3
Net Income                               $558.6      105.7           29.2         75.6       --        (104.8)       $664.3
----------------------------------------------------------------------------------------------------------------------------

                                  ------------------------------------------------------------------------------------------
              NINE                    Domestic       Int'l                                           Corporate &
             MONTHS                     Beer          Beer      Packaging     Entertain.  Other         Elims.     Consol.
----------------------------------------------------------------------------------------------------------------------------
2004
Gross Sales                           $10,373.3      715.2        1,758.8        827.2     53.1        (447.8)    $13,279.8
Net Sales:
- Intersegment                               --         --         $688.1           --      3.0        (691.1)          $--
- External                             $8,801.5      574.3        1,070.7        827.2     50.1         243.3     $11,567.1
Income Before
  Income Taxes                         $2,747.5       90.5          138.2        183.7     (3.3)       (527.6)     $2,629.0
Equity Income, Net of Tax                    --     $299.1             --           --       --            --        $299.1
Net Income                             $1,703.5      355.2           85.7        113.9     (2.0)       (348.5)     $1,907.8
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
2003
Gross Sales                           $10,019.4      583.5        1,628.8        762.1     53.3        (447.1)    $12,600.0
Net Sales:
- Intersegment                               --         --         $678.8           --      3.3        (682.1)          $--
- External                              8,463.5      470.7          950.0        762.1     50.0         235.0     $10,931.3
Income Before
  Income Taxes                         $2,576.3       75.8          131.5        167.4     (0.2)       (481.1)     $2,469.7
Equity Income, Net of Tax                    --     $267.7             --           --       --            --        $267.7
Net Income                             $1,597.3      314.7           81.5        103.8     (0.1)       (315.5)     $1,781.7
----------------------------------------------------------------------------------------------------------------------------


4.   Business Investments
     --------------------

     Harbin Group Acquisition
     ------------------------
     During the second quarter 2004, the company initiated a tender offer for all the outstanding shares of Harbin Brewery Group, the fourth largest brewer in China, and completed the purchase by the end of July 2004. Harbin is included in Anheuser-Busch's consolidated results as of September 30, 2004. Operating results for Harbin are included in the company's consolidated third quarter 2004 results on a one-month lag basis (i.e., Harbin's June, July and August results are reported in the third quarter). Anheuser-Busch paid a total of $693 million for 100% of Harbin, with the purchase price allocated as shown below (in millions). The valuation of acquired assets and liabilities was performed by an independent appraiser.

        Description                                           Amount
        ------------------------------------------------ ------------

        Working Capital                                          $4

        Property, Plant and Equipment                           174

        Identifiable Intangible Assets                           59

        Goodwill                                                590

        Long-Term Debt                                         (118)

        Net Other Liabilities                                   (16)
                                                         ------------
                                                               $693
                                                         ============

     Identifiable intangible assets consist of trademarks valued at $44 million and a wholesaler distribution network valued at $15 million. Trademarks are not amortized. The wholesaler distribution network is being amortized on a straight-line basis over seven years. The company recognized $366,000 in amortization expense for the wholesaler network in the third quarter and expects on-going annual amortization expense of approximately $2.2 million over the life of the asset. The Harbin debt assumed is a portfolio of small-scale loans with an average maturity of approximately two years and a weighted average interest rate of 5.57%.

     Tsingtao Investment
     -------------------
     In March 2004, the company made its planned final investment of $33 million in convertible bonds of Tsingtao, the largest brewer in China, bringing the total of its recent investments in Tsingtao to $182 million. The company's equity ownership interest remains at 9.9% and continues to be accounted for using the cost method.

5.   Non-Owner Changes in Equity
     ---------------------------
     Net income and non-owner changes in equity, net of applicable taxes, for the third quarter and nine months ended September 30 follow (in millions):

                                                        Third Quarter                           Nine Months
                                                 -----------------------------       ----------------------------------
                                                      2004            2003                 2004               2003
                                                 ------------    -------------       --------------     ---------------
     Net income                                      $684.4          $664.3              $1,907.8           $1,781.7
     Non-owner changes in equity:
        Foreign currency translation
         gains/(losses)                                13.3          (165.1)                 (8.6)            (196.2)
        Deferred hedging gains/(losses)                (9.2)           16.0                 (51.6)              14.3
        Deferred securities valuation
          gains/(losses)                               21.5            42.4                 (80.3)              66.1
                                                 ------------    -------------       --------------     ---------------
     Combined net income and
        non-owner changes in equity                  $710.0          $557.6              $1,767.3           $1,665.9
                                                 ============    =============       ==============     ===============

     The components of accumulated non-owner changes in equity, net of applicable taxes, as of September 30, 2004 and December 31, 2003 follow (in millions):

                                                                       Sept. 30, 2004           Dec. 31, 2003
                                                                    ---------------------    --------------------
     Foreign currency translation loss                                        $(678.0)                $(669.4)
     Minimum pension obligation                                                (453.0)                 (453.0)
     Deferred hedging gains                                                       8.2                    59.8
     Deferred securities valuation gains                                         92.0                   172.3
                                                                    ---------------------    --------------------
        Accumulated non-owner changes in equity                             $(1,030.8)                $(890.3)
                                                                    =====================    ====================

     In 2004, the company began recording deferred income taxes related to certain non-owner changes in shareholders equity. The deferred income tax liability effects for the third quarter and nine months ended September 30, 2004 follow (in millions):

                                                                         Increase/(Decrease)
                                            ------------------------------------------------------------------------------
                                                       Third Quarter                              Nine Months
                                            ------------------------------------       -----------------------------------
                                                   Non-Owner           Deferred               Non-Owner          Deferred
                                                     Changes             Income                 Changes            Income
                                                   in Equity      Tax Liability               in Equity     Tax Liability
                                            ------------------------------------       -----------------------------------

   Deferred securities valuation
      gains                                           $(19.0)             $19.0                  $(54.1)            $54.1

   Deferred hedging gains                                5.7               (5.7)                   (5.0)              5.0
                                            ------------------------------------       -----------------------------------

     Total                                            $(13.3)             $13.3                  $(59.1)            $59.1
                                            ====================================       ===================================

6.   Derivatives
     -----------
     Anheuser-Busch accounts for its derivatives under FAS 133, "Accounting for Derivatives and Other Hedging Instruments," and therefore defers hedging gains and losses that are effective at offsetting price changes in the underlying hedged exposures. The company reclassified deferred gains of $14.6 million and $49.0 million, and deferred losses of $2.1 million and $1.1 million, from accumulated non-owner changes in equity into operating income during the third quarter and nine months of 2004, respectively, as underlying hedged transactions occurred.

     The company recognized net pretax gains due to hedge ineffectiveness of $2.4 million for the third quarter and $26 million for the nine months of 2004, compared with net pretax losses of $0.1 million and net gains of $0.8 million, respectively, for the comparable 2003 periods. The gain for the nine months of 2004 includes $19.5 million related to the sale of commodity hedges that had been in place for future years, which is reported in other income. The hedges were originally placed using estimates of costs to be contained in the renewal of supply contracts. Anheuser-Busch lowered its cost estimates during the first quarter, resulting in significant hedge ineffectiveness in compliance with FAS
     133. Due to the hedge ineffectiveness, the company sold these hedges and realized the ineffective portion of the gain.

7.   Goodwill
     --------
     Following is goodwill by business segment, as of September 30, 2004 and December 31, 2003 (in millions). Goodwill related to consolidated operations is included in intangible assets. Goodwill associated with the company's equity investments in Grupo Modelo and CCU is reflected in investments in affiliated companies. The company completed the purchase price allocation for the acquisition of a wholesaler during the second quarter resulting in the increase in domestic beer goodwill. The increase in international beer goodwill is due to the acquisition of the Harbin Group in China, plus the impact of foreign currency translation.

                                          Sept. 30, 2004           Dec. 31, 2003
                                        --------------------    ---------------------

        Domestic Beer                              $   21.2                   $   --

        International Beer                          1,271.5                    679.7

        Packaging                                      21.9                     21.9

        Entertainment                                 288.3                    288.3
                                        --------------------    ---------------------

           Total goodwill                          $1,602.9                   $989.9
                                        ====================    =====================

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

     Because of its election to not recognize compensation expense for stock options, the company makes required pro forma disclosures of net income and diluted earnings per share as if compensation expense had been recognized, based on the fair value of stock options on the grant date. For FAS 123 disclosure purposes, the fair value of stock options granted is required to be based on a theoretical option-pricing model. Anheuser-Busch estimates the value of its options using the Black-Scholes model and then hypothetically amortizes the value to compensation expense over the three-year vesting period for pro forma reporting. In actuality, because the company's employee stock options are not traded on an exchange, employees can receive no value nor derive any benefit from holding stock options under these plans without an increase in the market price of Anheuser-Busch stock. Such an increase in stock price benefits all stockholders. The pro forma impact for the third quarter and nine months ended September 30 follows (in millions, except per share):

                                                 Third Quarter                          Nine Months
                                         ------------------------------        -------------------------------
                                              2004             2003                 2004              2003
                                         --------------    ------------        --------------    -------------

  Reported Net Income                           $684.4          $664.3              $1,907.8         $1,781.7
  Pro Forma Impact of
    Expensing Stock Options                      (29.1)          (27.8)                (87.3)           (83.5)
                                         --------------    ------------        --------------    -------------
  Pro Forma Net Income                          $655.3          $636.5              $1,820.5         $1,698.2
                                         ==============    ============        ==============    =============

  Reported Basic Earnings
    Per Share                                     $.86            $.81                 $2.38            $2.15
  Pro Forma Impact of
    Expensing Stock Options                       (.04)           (.03)                 (.11)            (.11)
                                         --------------    ------------        --------------    -------------
  Pro Forma Basic Earnings
    Per Share                                     $.82            $.78                 $2.27            $2.04
                                         ==============    ============        ==============    =============

  Reported Diluted Earnings
    Per Share                                     $.85            $.80                 $2.35            $2.12
  Pro Forma Impact of
    Expensing Stock Options                       (.04)           (.03)                 (.11)            (.10)
                                         --------------    ------------        --------------    -------------
  Pro Forma Diluted Earnings
    Per Share                                     $.81            $.77                 $2.24            $2.02
                                         ==============    ============        ==============    =============

     In March 2004 the FASB issued a proposed standard entitled "Share-Based Payment - An Amendment of FAS Nos. 123 and 95." The proposed rules will eliminate the disclosure-only election under FAS 123 and require the recognition of compensation expense for stock options and other forms of equity compensation based on the fair value of the instruments on the date of grant. In addition to the quarterly and year-to-date disclosures shown above, the company also disclosed in its 2003 annual report to shareholders that the dilutive impact on net income and diluted earnings per share of hypothetically expensing stock options based on Black-Scholes for the full years 2003, 2002 and 2001 was $113 million and $.14 per share, $93 million and $.11 per share, and $69 million and $.08 per share, respectively.

9.   Contingencies
     -------------
     In January 1997, Maris Distributing Company, Inc., a former Anheuser-Busch wholesaler in Florida, initiated litigation against the company alleging breach of contract and 12 other claims. Anheuser-Busch terminated its distribution agreement with Maris Distributing in March 1997. During the course of litigation, nine claims were resolved in favor of Anheuser-Busch and a defamation claim brought by Maris was mistried. In August 2001, a jury rendered a verdict against the company in the amount of $50 million on two remaining claims. The court subsequently awarded plaintiffs an additional $22.6 million in accumulated prejudgment interest on the jury award, which may continue to accrue at a rate that is fixed annually. Anheuser-Busch continues to believe it acted appropriately in terminating the distribution agreement of Maris Distributing. In May 2003, the Court of Appeals remanded the case to the trial court for resolution of issues relating to the defamation claim. In September 2003, the trial court determined that Maris Distributing's amended defamation claim could proceed. Anheuser-Busch is vigorously contesting that claim. The appeals of the 2001 verdict cannot be heard by the Court of Appeals until matters relating to the defamation claim are resolved. The company continues to vigorously contest the verdict. However, resolution is not expected to occur quickly and the ultimate impact of this matter on the company's financial position, results of operations or cash flows cannot presently be predicted. The company's results do not include any expense related to the Maris Distributing judgment or interest for any period shown.

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

10.  Pension and Other Postretirement Benefits Expense
     -------------------------------------------------
     The components of total pension expense for the third quarter and nine months ended September 30 are shown below (in millions):

                                                                    Third Quarter                    Nine Months
                                                               -----------------------       ---------------------------
                                                                  2004          2003             2004           2003
                                                               ----------    ---------       -----------    ------------

     Service cost (benefits earned during the period)              $22.5        $18.7             $64.8           $56.0

     Interest cost on benefit obligation                            40.2         37.9             119.3           113.9

     Assumed return on plan assets                                 (47.2)       (47.2)           (142.3)         (141.7)

     Amortization of prior service cost and
        net actuarial losses                                        14.7          9.0              46.6            27.1
                                                               ----------    ---------       -----------    ------------

     Expense for defined benefit plans                              30.2         18.4              88.4            55.3

     Cash contributed to multi-employer pension plans                4.1          4.2              12.6            12.6

     Cash contributed to defined contribution
        pension plans                                                4.7          4.6              14.0            13.8
                                                               ----------    ---------       -----------    ------------
     Total pension benefits expense                                $39.0        $27.2            $115.0           $81.7
                                                               ==========    =========       ===========    ============

     The components of total other postretirement benefits expense for the third quarter and nine months ended September 30 are shown below (in millions):

                                                                    Third Quarter                    Nine Months
                                                               ------------------------       --------------------------
                                                                  2004          2003             2004           2003
                                                               ----------    ----------       ----------    ------------

     Service cost (benefits earned during the period)               $5.6          $5.0            $16.8           $14.8

     Interest cost on benefit obligation                             8.7           9.4             26.1            28.4

     Amortization of prior service cost and net actuarial
        gains                                                       (2.7)         (2.3)            (5.4)           (6.9)
                                                               ----------    ----------       ----------    ------------
     Total defined benefits expense                                $11.6         $12.1            $37.5           $36.3
                                                               ==========    ==========       ==========    ============

     During the second quarter of 2004, Anheuser-Busch began recognizing the estimated impact of the Medicare Prescription Drug Improvement and Modernization Act of 2003, which provides a federal subsidy to sponsors of retiree health care plans. As a result of the Act, the company's accumulated postretirement benefits obligation was reduced $43.9 million as of June 30, 2004. Additionally, the Act has reduced defined 2004 postretirement benefits expense $2.5 million and $5.3 million, respectively, for the third quarter and nine months.

11.  Deferred Income Tax Liability Adjustment
     ----------------------------------------
     During the second quarter 2004, the company identified a $25.9 million balance sheet reclassification related to the spin-off of its Campbell-Taggart bakery subsidiary in 1996. This reclassification does not have any impact on the company's results of operations, cash flows or total assets. As of June 30, 2004, the company increased the deferred income tax liability by $25.9 million, from $1,541.2 million to $1,567.1 million, and decreased retained earnings by $25.9 million, from $14,804.5 million to $14,778.6 million.

12.  Modelo Capital Transaction
     --------------------------
     During June and July 2004 (A-B's third quarter, based on the company's one-month lag reporting for Modelo), Grupo Modelo received a $251 million capital infusion in certain subsidiaries in exchange for equity in those subsidiaries. A-B has reported its share of the capital infusion as an $85.4 million increase in its equity investment in Grupo Modelo and a $74.0 million increase in capital in excess of par value, net of deferred taxes of $11.4 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL
        CONDITION

INTRODUCTION
------------
         This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity/cash flows of Anheuser-Busch Companies, Inc. for the third quarter and nine months ended September 30, 2004, compared with the third quarter and nine months ended September 30, 2003, and the year ended December 31, 2003. This discussion should be read in combination with the consolidated financial statements and notes included in the company's annual report to shareholders for the year ended December 31, 2003.

         This discussion contains forward-looking statements regarding the company's expectations concerning its future operations, earnings and prospects. On the date the forward-looking statements are made, the statements represent the company's expectations, but the company's expectations concerning its future operations, earnings and prospects may change. The company's expectations involve risks and uncertainties (both favorable and unfavorable) and are based on many assumptions that the company believes to be reasonable, but such assumptions may ultimately prove to be inaccurate or incomplete, in whole or in part. Accordingly, there can be no assurances that the company's expectations and forward-looking statements will be correct. Important factors that could cause actual results to differ (favorably or unfavorably) from the expectations stated in this discussion include, among others, changes in the pricing environment for the company's products; changes in U.S. demand for malt beverage products; changes in consumer preference for the company's malt beverage products; regulatory or legislative changes, including changes in beer excise taxes at either the federal or state level and changes in income taxes; changes in the litigation to which the company is a party; changes in raw materials prices; changes in packaging materials costs; changes in interest rates; changes in foreign currency exchange rates; unusual weather conditions that could impact beer consumption in the U.S.; changes in attendance and consumer spending patterns for the company's theme park operations; changes in demand for aluminum beverage containers; changes in the company's international beer business or in the beer business of the company's international equity partners; changes in the company's credit rating resulting from future acquisitions or divestitures; and the effect of stock market conditions on the company's share repurchase program. Anheuser-Busch disclaims any obligation to update any of these forward-looking statements.

RESULTS OF OPERATIONS
---------------------
         Anheuser-Busch Cos., Inc. achieved improved sales and earnings for the third quarter and nine months of 2004. Consolidated net sales increased 5.1% in the third quarter, while earnings per share increased 6.3%. Net sales and earnings per share increased 5.8% and 10.8%, respectively, for the nine months. Results for the nine months of 2004 benefited from a $19.5 million pretax gain ($.015 per share) in the first quarter 2004 from the sale of commodity hedges. This gain is reported in other income/(expense) on the consolidated income statement and does not impact gross profit or operating income. Excluding this gain, which better reflects underlying operations, earnings per share for the nine months increased 10.1% versus 2003 (see additional discussion on page 23).

         Anheuser-Busch is achieving another year of solid growth in earnings per share, despite the general slowdown in spending for consumer products this summer. The company anticipates earnings per share growth of 10% to 11% for 2004, excluding the benefit of the commodity hedge gain and including the dilution related to the Harbin acquisition, as shown below:

                                              Earnings Per Share                 Increase
                                          --------------------------      -----------------------
     Including Hedge Gain                      $2.745 to $2.765               10.7% to 11.5%
                                                                          =======================
     Commodity Hedge Gain                           (.015)
                                          --------------------------
     Excluding Hedge Gain                       $2.73 to $2.75                10.1% to 10.9%
                                          ==========================      =======================

         Additionally, the company currently expects earnings per share growth in the 7% to 10% range for 2005 compared with 2004 on a reported basis, including the commodity hedge gain. Anheuser-Busch remains confident in its ability to achieve its double-digit earnings per share growth objective over the longer-term.

BEER SALES RESULTS
------------------

         The company's reported beer volume for the third quarter and nine months is summarized in the following table:

----------------------------------------------------------------------------------------------------------------------
                                     Reported Beer Volume (millions of barrels)
----------------------------------------------------------------------------------------------------------------------
                                                      Third Quarter                    Nine Months Ended Sept. 30
                                            --------------------------------        ----------------------------------
                                                            Versus 2003                               Versus 2003
                                                        --------------------                      --------------------
                                             2004        Barrels       %              2004         Barrels        %
                                            ------      --------    --------        -------       ---------    -------
Domestic                                     27.6         0.03         0.1%           80.0           0.8         0.9%

International                                 4.9          2.6       112.1%            9.1           2.8        45.7%
                                            ------      --------    --------        -------       ---------    -------

    Worldwide A-B Brands                     32.5          2.6         8.8%           89.1           3.6         4.2%

Int'l Equity Partner Brands                   5.2          0.3         6.5%           14.8           0.5         3.6%
                                            ------      --------    --------        -------       ---------    -------

    Total Brands                             37.7          2.9         8.5%          103.9           4.1         4.1%
                                            ======      ========    ========        =======       =========    =======
----------------------------------------------------------------------------------------------------------------------

         Domestic beer sales-to-wholesalers were up 0.1% for the third quarter of 2004 versus the third quarter 2003, and were up 0.9% for the nine months of 2004. The company now expects full year sales-to-wholesalers to be up about 0.5%.

         Wholesaler sales-to-retailers were down 1.3% in the third quarter and up 0.7% for the nine months, versus 2003 levels. Both sales-to-wholesalers and sales-to-retailers have been adversely impacted by the abnormally cool and wet weather in many key markets, especially in the Southeastern U.S., and the general slowdown in consumer spending during the third quarter.

         The company's domestic market share (excluding exports) for the nine months of 2004 and 2003 was 50%. Domestic market share is based on estimated U.S. beer industry sales using information provided by the Beer Institute and the U.S. Department of Commerce.

         International volume, consisting of Anheuser-Busch brands produced overseas by company-owned breweries and under license and contract-brewing agreements, plus exports from the company's U.S. breweries to markets around the world, increased 112.1% for the third quarter and 45.7% for the nine months of 2004. International beer volume for the third quarter 2004 includes 2.6 million barrels for Harbin. The company completed its acquisition of Harbin in July and reports Harbin results on a one-month lag basis. Excluding Harbin, international volume decreased 1.8% in the third quarter.

The decrease is due to lower volume in Europe, reflecting a difficult comparison to volume in 2003 that benefited from unusually hot summer weather. For the nine months of 2004, international volume excluding Harbin increased 3.3%, due primarily to higher sales volume in China. Worldwide Anheuser-Busch beer sales volume, which is comprised of domestic volume and international volume, rose 8.8% and 4.2%, respectively, for the third quarter and nine months of 2004 versus 2003, to 32.5 million and 89.1 million barrels, respectively.

         International equity partner brands volume, representing the company's share of its foreign equity partners' volume reported on a one-month lag, increased 6.5% for the third quarter and 3.6% for the nine months of 2004 versus 2003, contributing to the company's 8.5% and 4.1% increase in total brands volume for the same periods.

THIRD QUARTER AND NINE MONTHS OF 2004 FINANCIAL RESULTS
-------------------------------------------------------

         Key operating results for the third quarter and nine months of 2004 are summarized in the following tables:

---------------------------------------------------------------------------------------------------------------
In millions, except per share                Third Quarter                             Nine Months
                                   ------------------------------------    ------------------------------------
                                                        Vs. 2003                                Vs. 2003
                                               ------------------------                 -----------------------
                                     2004          $             %           2004           $            %
                                   --------    ---------     ----------    ---------    ---------    ----------
Gross Sales                         $4,680      Up $214        Up 4.8%      $13,280      Up $680       Up 5.4%
Net Sales                           $4,080      Up $199        Up 5.1%      $11,567      Up $636       Up 5.8%
Income Before Income Taxes            $948        Up $9        Up 1.0%       $2,629      Up $159       Up 6.4%
Equity Income, Net of Tax             $104       Up $17       Up 18.9%         $299       Up $31      Up 11.7%
Net Income                            $684       Up $20        Up 3.0%       $1,908      Up $126       Up 7.1%
Diluted Earnings per Share            $.85      Up $.05        Up 6.3%        $2.35      Up $.23      Up 10.8%
---------------------------------------------------------------------------------------------------------------

         A discussion of financial results for the third quarter and nine months of 2004 follows.

         Anheuser-Busch achieved improved gross sales of $4.7 billion and $13.3 billion, and improved net sales of $4.1 billion and $11.6 billion, respectively, in the third quarter and nine months of 2004. These amounts represent gross sales increases over 2003 of 4.8% for the third quarter and 5.4% for the nine months. Net sales increased over 2003 by 5.1% and 5.8%, respectively, for the same periods. The differences between gross and net sales reflect beer excise taxes paid by the company on its products.

         The increases in consolidated gross and net sales are primarily the result of 2.6% and 4% sales increases for the domestic beer segment in the third quarter and nine months of 2004, respectively, due essentially to higher revenue per barrel in the third quarter and both higher revenue per barrel and increased beer volume year-to-date. The third quarter and year-to-date results also include higher sales for all of the company's other business segments. International beer net sales were up 32% and 22%, respectively, due to the impact of the Harbin acquisition and year-to-date volume growth in China and Canada. Packaging segment net sales were up 20% for the third quarter and up 13% for the nine months from increased sales from the company's commodity-based aluminum recycling operations in the quarter, and increased recycling sales plus soft drink can volume and price increases year-to-date. Sales growth for the entertainment segment was adversely impacted by hurricanes in Florida during the third quarter. Entertainment net sales increased 1% and 9%, respectively, due to admissions pricing and in-park spending, partially offset by attendance declines due to the Florida hurricanes.

         For the domestic beer segment, revenue per barrel increased 2.1% in the third quarter, and 2.5% for the nine months of 2004 vs. the same periods in 2003, reflecting the continuing favorable pricing environment. Revenue per barrel generated $73 million and $258 million in net sales improvement for the third quarter and nine months of 2004, respectively. Higher beer volume contributed $3 million and $80 million to the sales increases, respectively. Domestic revenue per barrel is calculated as net sales generated by the company's domestic beer operations on barrels of beer sold, determined on a U.S. GAAP basis, divided by the volume of beer shipped from the company's breweries to U.S. wholesalers. Consistent with the company's practice of implementing moderate annual price increases in two phases, Anheuser-Busch initiated selected pricing actions in early October 2004 on over 40% of the company's volume, somewhat greater than in 2003. As in the past, the revenue enhancement initiatives are again tailored to specific markets, brands and packages, and preliminary results are encouraging. The second phase of the pricing initiatives is planned for the first quarter of 2005 and will cover slightly less volume than the first quarter 2004 increase.

         Cost of sales was $2.4 billion and $6.8 billion, respectively, for the third quarter and nine months of 2004, reflecting increases of $157 million, or 7%, and $397 million,

or 6%, respectively, compared with 2003. The increases in cost of sales for the third quarter and nine months are due to higher costs for all of the company's major business segments. The increase in domestic beer costs are due to costs associated with increased beer volume for the nine months, increased costs for brewing and packaging materials for both the third quarter and nine months and higher utility costs year-to-date. International beer experienced higher costs associated with increased beer volume plus the impact of Harbin cost of sales. Packaging operations incurred higher aluminum costs and entertainment operations incurred higher park operating expenses, including hurricane clean up costs in the third quarter. Gross profit margin declined 110 basis points in the third quarter, to 42.1%, due primarily to higher sales from the company's commodity-based aluminum recycling operations and the impact of Florida hurricanes on the entertainment business segment. For the nine months of 2004, gross margin was down 20 basis points, to 41.5%, from the impact of higher sales from the company's commodity based aluminum recycling operation, which offset a 30 basis point increase in domestic beer gross margin.

         Marketing, distribution and administrative expenses for the third quarter 2004 were $673 million, an increase of $24 million, or 4% compared with third quarter 2003. For the nine months of 2004, these expenses were $1.9 billion, an increase of $96 million, or 5% versus last year. For both periods, these increases are principally due to increased international beer marketing costs; higher distribution costs from owning an additional wholesale operation; and higher corporate expenses, primarily higher employee benefits expense. The nine-month increase also reflects increased marketing costs associated with the Olympics.

         Operating income increased $18 million, or 2% in the third quarter 2004 and was up $142 million, or 5% for the nine months, versus comparable periods in 2003. Operating margins for the third quarter and nine months were 25.6% and 25.0%, respectively, decreases of 90 and 20 basis points, respectively, versus prior year. The same factors impacting gross margins also adversely impacted operating margins.

         Interest expense net of interest income was $105 million for the third quarter and $311 million for the nine months of 2004, representing increases of approximately 7% and 4%, respectively, compared with 2003. The increases in 2004 are due to the impact of higher average outstanding debt balances, partially offset by lower average interest rates. Interest capitalized decreased 32% and 11% for the third quarter and nine months of 2004, respectively, to $5 million and $16 million. These changes primarily resulted from fluctuations in construction in progress balances during 2004 due to the timing of project in-service dates.

         Other income/expense, net includes equity earnings from the company's limited partnership investments in beer wholesalers and numerous other items of a nonoperating nature. The company had other income of $3 million and $33 million for the third quarter and nine months of 2004, respectively, compared with other income of $2 million and $1 million for the comparable 2003 periods. Other income for the nine months of 2004 includes the one-time pretax gain of $19.5 million ($.015 per share) in the first quarter from the sale of commodity derivatives that had been in place for future years. The hedges were originally placed using estimates of costs to be contained in the renewal of supply contracts. Anheuser-Busch lowered its cost estimates during the first quarter, resulting in significant hedge ineffectiveness in compliance with FAS 133. Due to the hedge ineffectiveness, the company sold these hedges and realized the ineffective portion of the gain, which is reported as a corporate item for business segment reporting purposes. Other income for the nine months also includes a $19.1 million pretax gain ($.014 per share) related to the sale of two beer wholesaler partnerships in the first quarter 2004.

         Income before income taxes for the third quarter was $948 million, an increase of $9 million, or 1% versus third quarter 2003. Income before income taxes of $2.6 billion for the nine months represents an increase of $159 million, or 6% compared with 2003. For the third quarter, this reflects improved results for domestic beer, international beer and packaging operations, mostly offset by a lower entertainment profit contribution and higher corporate expenses. The nine-month increase reflects improved results for all of the company's operating segments.

         Domestic beer pretax income was $933 million and $2.7 billion for the third quarter and nine months of 2004, respectively, representing growth of $32 million, or 3.6% for the third quarter and $171 million, or 6.6% for the nine months, versus prior year. Both of these increases reflect higher revenue per barrel due to the favorable pricing environment, with increased beer sales volume contributing to the nine-month increase. The year-to-date increase also includes the $19.1 million pretax gain related to the sale of two beer wholesalerships, which is reported in other income/(expense), net for consolidated reporting.

         International beer segment pretax income (excluding equity income) was $37 million for the third quarter of 2004 and $91 million for the nine months, representing increases of $7 million, or 23% in the third quarter and $15 million, or 19% for the nine months versus 2003. These increases are primarily due to the inclusion of Harbin results, profit growth in Canada in both periods and volume and profit growth for Budweiser China operations for the nine months.

         Packaging segment pretax profits in the third quarter 2004 were $49 million, an increase of $2 million, or 4%. For the nine months, pretax profits were $138 million, an increase of $7 million, or 5%. The increases in packaging pretax profits are primarily due to improved profits from aluminum recycling operations during both periods, plus higher soft drink can volume and pricing for the nine months.

         Entertainment segment pretax earnings for the third quarter 2004 were $113 million, a decline of $9 million, or 7% compared with the third quarter 2003. Pretax profits for entertainment were $184 million for the nine months, an increase of $16 million, or 10% versus 2003. The third quarter decline is primarily due to lower attendance resulting from the impact of hurricanes in Florida. Year-to-date, the benefit of higher admissions pricing and increased in-park spending was partially offset by the impact of the third quarter Florida hurricanes.

         Equity income was $104 million in the third quarter and $299 million for the nine months of 2004, up $17 million, or 19% for the quarter and up $31 million, or 12% for the nine months, versus 2003. Both increases are due to the benefit of price increases implemented by Grupo Modelo, combined with strong volume growth. Equity income results from 2003 included a $5.5 million after tax gain representing Anheuser-Busch's equity share of CCU earnings from the sale of a brewery in Croatia. Excluding this gain, which better reflects underlying equity investee operations, equity income for the nine months of 2004 increased 14.1% vs. 2003, as shown below:

                                                          Equity Income            Increase
                                                   ---------------------------   ------------
                                                       2004           2003
                                                   -----------    ------------
                  Reported                             $299.1          $267.7          11.7%
                                                                                 ============
                  Gain on Brewery Sale                     --            (5.5)
                                                   -----------    ------------
                  Excluding Gain                       $299.1          $262.2          14.1%
                                                   ===========    ============   ============

         The company's effective tax rate was 38.8% in both the third quarter and nine months of 2004, versus rates of 38.5% and 38.7% for the comparable 2003 periods.

         Net income of $684 million and $1.9 billion for the third quarter and nine months of 2004, respectively, represents increases of $20 million, or 3% during the quarter, and $126 million, or 7% for the nine months, versus the same periods last year. Diluted earnings per share were $.85 for the third quarter 2004, an increase of 6.3% compared with prior year, and were $2.35 for the nine months, an increase of 10.8% compared with 2003. Earnings per share continue to benefit from the company's share repurchase program. The company repurchased 11.7 million shares during the third quarter and a total of 27.1 million shares for the nine months of 2004. Excluding the impact of the one-time gain from the sale of commodity hedges previously discussed, which better reflects underlying operations, diluted earnings per share for the nine months of 2004 would have increased 10.1%, as shown below:

                                                        Earnings per Share         Increase
                                                     -------------------------   ------------
                                                         2004          2003
                                                     -----------    ----------

                  Reported                               $ 2.35         $2.12          10.8%
                                                                                 ============
                  Commodity Hedge Gain                    (.015)           --
                                                     -----------    ----------
                  Excluding Hedge Gain                   $2.335         $2.12          10.1%
                                                     ===========    ==========   ============

LIQUIDITY AND FINANCIAL CONDITION
---------------------------------
         Cash at September 30, 2004 was $196 million, an increase of $5 million from the December 31, 2003 balance. The principal source of the company's cash flow is cash generated by operations. Principal uses of cash are capital expenditures, share repurchase, dividends and business investments. Operating cash flow before the change in working capital for the nine months of 2004 was $2.6 billion. The $198 million increase in working capital in 2004 compared with 2003 is due to higher brewing materials inventories, increased accounts receivable for recycling operations due to higher volume and pricing, and lower accounts payable from the year-over-year timing of payments for commodity purchases and media spending for the Olympics. See the consolidated statement of cash flows for additional information. Cash generated by the company's business segments is projected to exceed funding requirements for each segment's currently anticipated capital spending. The net issuance of debt provides an additional source of cash as necessary for share repurchase, dividends and business investments. The use of debt financing lowers the company's overall cost of capital. The Harbin Group acquisition cost resulted in a reduction in the company's planned 2004 share repurchases.

         Capital expenditures during the nine months of 2004 were $727 million, compared with $720 million through September 2003. Full year 2004 capital expenditures are expected to approximate $900 million to $975 million.

         Per share dividends paid by the company were $.245 in the third quarter and $.685 for the nine months of 2004, compared with $.22 and $.610, respectively, for the comparable 2003 periods. At its October meeting, the Board of Directors declared a regular quarterly dividend on outstanding shares of the company's common stock of $.245 per share, payable December 9, 2004, to shareholders of record November 9, 2004.

         The company has cash commitments in the ordinary course of business for operating leases, capital commitments, debt service and the purchase of brewing and packaging materials. There have been no material changes in the magnitude or types of cash commitments made by the company during the year.

         In September 2004, Anheuser-Busch elected to contribute $154 million to its defined benefit pension plans to enhance the funded status of the plans. This funding is in addition to minimum contributions required for 2004. Pension contributions in 2004 for all plans are projected to total approximately $250 million for the full year.

         The company's debt balance has increased $987 million since December 31, 2003, including $118 million of debt assumed by the company as part of the Harbin acquisition. Comparative debt activity during the nine months of 2004 and 2003 is shown below.

ISSUANCES
---------
                                   Amount     Interest Rate
Description                      (millions)   (fixed unless noted)
------------------------------------------------------------------------------

2004
U.S. Dollar Notes                    $800.0   $550.0 at 5.0%; $250.0 at 4.7%
Commercial Paper, net                 628.4   1.16% weighted average, floating
Harbin Debt Assumed                   118.4   5.57% weighted average
Industrial Revenue Bonds                1.0   5.875%
Other, net                              8.4   Various
Issuance Discounts                     (1.6)  N/A
                               -------------
                                   $1,554.6
                               =============

2003
U.S. Dollar Notes                    $880.0   $180.0 at 5.35%; $300.0 at 4.95%;
                                              $200.0 at 4.625%; $200.0 at 4.5%
Commercial Paper, net                  53.2   1.21% weighted average, floating
Other, net                              2.1   Various
Issuance Discounts                     (3.9)  N/A
                               -------------
                                     $931.4
                               =============

REDUCTIONS
----------
                                     Amount   Interest Rate
Description                        (millions) (fixed unless noted)
-----------------------------------------------------------------------------
2004
Euro Notes                            $251.0  $200.0 at 6.5%; $51.0 at 4.6%
U.S. Dollar Notes                      251.2  $250 at 7.1%; $1.2 at 5.35%
ESOP Note                               46.3  8.25%
Harbin Debt                              4.0  5.57% weighted average
Other, net                              15.1  Various
                               --------------
                                      $567.6
                               ==============

2003
U.S. Dollar Debentures                $200.0  7.375%
U.S. Dollar Notes                      200.0  6.75%
ESOP Note                               44.0  8.25%
Other, net                              15.3  Various
                               --------------
                                      $459.3
                               ==============

         The ESOP debt guarantee expired on March 31, 2004. Commercial paper borrowings are supported on a long-term basis by the company's $2 billion revolving credit agreement. Anheuser-Busch has the ability and intent to refinance its entire debt portfolio on a long-term basis and therefore classifies all debt as long-term in the balance sheet. The company registered $1.4 billion in long-term debt with the SEC in the third quarter and as of September 30, 2004 had a total of $1.8 billion available for issuance through existing shelf registrations.

ITEM 3.  RISK MANAGEMENT

         The company's derivatives holdings fluctuate during the year based on normal and recurring changes in purchasing and production activity. The company has experienced slightly higher derivatives use over the last few years as raw material inputs have increased in conjunction with increases in domestic beer volume. Since December 31, 2003, there have been no significant changes in the company's commodity, foreign currency and interest rate exposures. There have been no changes in the types of derivative instruments used to hedge the company's exposures. Underlying commodity market conditions have been somewhat volatile, with recent trends towards higher prices.

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

         The chief executive officer and chief financial officer evaluated the company's disclosure controls and procedures as of the end of the quarter ended September 30, 2004 and have concluded that they are effective as of September 30, 2004 in providing reasonable assurance that such information is identified and communicated on a timely basis. Additionally, there were no changes in the company's internal control over financial reporting identified in connection with the evaluation that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

                         PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

Common Stock Repurchases
------------------------

         Following are the company's monthly common stock purchases during the third quarter 2004 (in millions, except per share):

                                                                                        Average Price
                                                                          Shares            per Share
                                                                        -----------    ---------------

Shares Remaining Authorized Under Disclosed Repurchase Programs at
July 1, 2004                                                                  62.0
                                                                        -----------

Less Shares Repurchased:

July                                                                           1.3             $52.43

August                                                                         4.5             $52.30

September                                                                      5.9             $50.65
                                                                        -----------    ---------------

     Total Shares Repurchased                                                 11.7             $51.49
                                                                        -----------    ===============

Shares Remaining Authorized Under Disclosed Repurchase Programs at
September 30, 2004                                                            50.3
                                                                        ===========

     As of September 30, 2004, the company had disbursed $18.6 million for 369,400 shares for which title had not yet been received due to normal three-day securities settlement period. All shares are repurchased under Board of Directors authorization. The Board authorized the current program to repurchase 100 million shares in March 2003. There is no prescribed termination date for this program. The numbers of shares shown include shares delivered to the company to exercise stock options.

Stockholder Rights Plan
-----------------------

       On October 27, 2004, the board of directors determined not to renew the company's Stockholder Rights Plan, which by its terms expires October 31, 2004. The Plan permitted stockholders to purchase common stock from the company at prices substantially below market value under certain change-in-control scenarios. The board of directors adopted the following policy concerning rights plans, effective upon expiration of the Plan:

    "The Company does not have a stockholder rights plan and is not considering adopting one. The board of directors hereby adopts a policy that it will not approve a stockholders rights plan without first submitting the plan to a vote of stockholders, unless, in its exercise of its fiduciary duties, the board of directors determines that, under the circumstances existing at that time, adoption of a stockholders rights plan without first seeking stockholder approval is in the best interests of the Company's stockholders (whether to avoid the delay resulting from seeking stockholder approval or for other reasons). If the Company adopts a rights plan without first submitting the plan to a vote of stockholders, within 12 months after the adoption the Company will submit the stockholders rights plan to a vote by the stockholders of the Company or will cause termination of the rights plan."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a) Exhibits
               --------

                 10.1 Form of Incentive Stock Option Cover Sheet and Standard Incentive Stock Option Agreement under the Anheuser-Busch Companies, Inc. 1998 Incentive
                         Stock Plan for executive officers of Anheuser-Busch Companies, Inc.

                 10.2 Form of Non-Qualified Stock Option Cover Sheet and Standard Non-Qualified Stock Option Agreement under the Anheuser-Busch Companies, Inc. 1998 Incentive Stock Plan for executive officers of Anheuser-Busch Companies, Inc.

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

           (b)   Reports on Form 8-K
                 -------------------

                               Item Reported                  Date of Report
                               -------------                  --------------

                 Item 7 (c)    Exhibit - Press Release        July 28, 2004

                 Item 12       Results of Operations and
                               Financial Condition            July 28, 2004


                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ANHEUSER-BUSCH COMPANIES, INC.
                                  (Registrant)

                                  /s/ W. Randolph Baker
                                  ------------------------------------------
                                  W. Randolph Baker
                                  Vice President and Chief Financial Officer
                                  (Chief Financial Officer)
                                  October 29, 2004



                                  /s/ John F. Kelly
                                  ------------------------------------------
                                  John F. Kelly
                                  Vice President and Controller
                                  (Chief Accounting Officer)
                                  October 29, 2004