Form 10-K
period 2004-12-31
ANHEUSER-BUSCH COMPANIES, INC.
filed 2005-03-10
CIK 310569

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549
                                 FORM 10-K


/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
                             OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       FOR THE TRANSITION PERIOD FROM              TO
                                      ------------    -----------

                       COMMISSION FILE NUMBER 1-7823

                      ANHEUSER-BUSCH COMPANIES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

                         DELAWARE                             43-1162835
              (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
              INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

           ONE BUSCH PLACE, ST. LOUIS, MISSOURI                  63118
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 314-577-2000
                                                         ------------

                         -------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                     NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                           ON WHICH REGISTERED
        -------------------                          ---------------------

COMMON STOCK--$1 PAR VALUE                          NEW YORK STOCK EXCHANGE
PREFERRED STOCK PURCHASE RIGHTS                     NEW YORK STOCK EXCHANGE
6-1/2% DEBENTURES DUE JANUARY 1, 2028               NEW YORK STOCK EXCHANGE


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

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.) Yes X No
                                            ---    ---

    As of June 30, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant was $42,901,160,382.00.

    Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     $1 PAR VALUE COMMON STOCK 776,959,097 SHARES AS OF MARCH 1, 2005


                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of Annual Report to Shareholders for the Year Ended
    December 31, 2004.......................................    PART I, PART II, and PART IV
Portions of Definitive Proxy Statement for Annual Meeting of
    Stockholders on April 27, 2005..........................    PART III

                Available on the Web at www.anheuser-busch.com

                      ANHEUSER-BUSCH COMPANIES, INC.

                             TABLE OF CONTENTS

                                                                       PAGE

PART I..................................................................  2
ITEM 1. BUSINESS........................................................  2
  Domestic Beer.........................................................  2
  International Beer....................................................  4
  Packaging.............................................................  5
  Family Entertainment..................................................  6
  Other.................................................................  6
  Sources and Availability of Raw Materials.............................  6
  Energy Matters........................................................  6
  Brand Names and Trademarks............................................  7
  Research and Development..............................................  7
  Environmental Protection..............................................  7
  Environmental Packaging Laws and Regulations..........................  7
  Number of Employees...................................................  7
  Available Information.................................................  8
ITEM 2. PROPERTIES......................................................  8
ITEM 3. LEGAL PROCEEDINGS...............................................  9
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............  9
        EXECUTIVE OFFICERS OF THE REGISTRANT............................  9
PART II................................................................. 11
ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
        MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES............... 11
ITEM 6. SELECTED FINANCIAL DATA......................................... 11
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS........................................... 11
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..... 11
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................... 11
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE............................................ 11
ITEM 9A. CONTROLS AND PROCEDURES........................................ 11
ITEM 9B. OTHER INFORMATION.............................................. 12
PART III................................................................ 12
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............. 12
ITEM 11. EXECUTIVE COMPENSATION......................................... 12
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. 12
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................. 12
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES......................... 12
PART IV................................................................. 13
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES........................ 13
  15(a)(1) Financial Statements......................................... 13
  15(a)(2) Financial Statement Schedule................................. 13
  15(a)(3) Exhibits..................................................... 13
SIGNATURES.............................................................. 16

                                  PART I

ITEM 1. BUSINESS

    Anheuser-Busch Companies, Inc. (the "Company") is a Delaware corporation that was organized in 1979 as the holding company parent of Anheuser-Busch, Incorporated ("ABI"), a Missouri corporation whose origins date back to 1875. In addition to ABI, which is the nation's leading brewer of beer, the Company is also the parent corporation to a number of subsidiaries that conduct various other business operations. The Company's operations are comprised of the following principal business segments: domestic beer, international beer, packaging, entertainment, and other. In 2004, domestic beer contributed 76.0% and 90.8%, international beer contributed 5.4% and 21.7%, packaging contributed 9.4% and 4.5%, and entertainment contributed 6.6% and 4.8% to consolidated net sales and consolidated net income, respectively. The individual percentages above do not add to 100% due to the impact of unallocated corporate sales and expenses, as detailed in the Company's business segments disclosure. Approximately 95% of the Company's consolidated net sales and 96% of the Company's consolidated income before income taxes is generated in the United States. Financial information with respect to the Company's business segments appears in Note 16, "Business Segments," on pages 60-61 of the 2004 Annual Report to Shareholders, which Note hereby is incorporated by reference.

    Domestic beer volume was 103.0 million barrels in 2004 as compared with
102.6 million barrels in 2003. Domestic volume represents Anheuser-Busch brands produced and shipped within the United States including Puerto Rico and the Caribbean. Worldwide sales of the Company's beer brands aggregated
116.8 million barrels in 2004 as compared with 111.0 million barrels in 2003. Worldwide beer volume is comprised of domestic and international volume. International volume represents Anheuser-Busch brands produced overseas by Company-owned breweries and under license and contract brewing agreements, plus exports from the Company's U.S. breweries to markets around the world. Total volume includes worldwide Anheuser-Busch brand volume combined with the Company's ownership percentage share of the volume of its international equity partners. Total beer volume was 136.1 million barrels and 129.8 million barrels in 2004 and 2003, respectively.

DOMESTIC BEER

    The Company's principal product is beer, produced and distributed by its subsidiary, ABI, in a variety of containers primarily under the brand names Budweiser, Bud Light, Bud Dry, Bud Ice, Bud Ice Light, Michelob, Michelob Light, Michelob ULTRA, Michelob Golden Draft, Michelob Golden Draft Light, Michelob Amber Bock, Michelob Honey Lager, Michelob Marzen, Busch, Busch Light, Busch Ice, Natural Light, Natural Ice, King Cobra, ZiegenBock Amber, ZiegenBock Light, Hurricane Malt Liquor, Hurricane Ice, Tequiza, Anheuser World Select, Bare Knuckle Stout, Bacardi Silver, Bacardi Silver O3, and Bacardi Silver Raz. ABI's products also include three non-alcohol beverages, O'Doul's, Busch NA, and O'Doul's Amber. During 2004, ABI introduced Bacardi Limon, Bacardi Black Cherry, Bacardi Green Apple, BE, and Budweiser Select and discontinued "Doc's" Hard Lemon and Kirin Lager. The Company brews Kirin Light and Kirin-Ichiban through a joint venture agreement with Kirin Brewing Company, Ltd. of Japan for sale in the United States. ABI owns a 33.7% equity interest in Seattle-based Redhook Ale Brewery, Inc. Through this alliance, Redhook products are distributed exclusively by ABI wholesalers in substantially all U.S. markets. ABI also owns a 39.5% interest in Portland-based Widmer Brothers Brewing Company. Widmer products are distributed exclusively by ABI wholesalers.

    Budweiser, Bud Light, Bud Ice, Michelob, Michelob Light, Michelob ULTRA, Michelob Golden Draft, Michelob Golden Draft Light, Michelob Amber Bock, Busch, Busch Light, Natural Light, Natural Ice, ZiegenBock Amber, Barcardi Silver O3, Barcardi Silver Raz, Bacardi Limon, Kirin-Ichiban, O'Doul's, O'Doul's Amber, Anheuser World Select, Budweiser Select and ZiegenBock Light are sold in both draught and packaged form. Bud Dry, Busch Ice, King Cobra, Michelob Marzen, Michelob Honey Lager, Hurricane Malt Liquor, Hurricane Ice, Tequiza, Kirin Light, Busch NA, BE, Bacardi Black Cherry, Bacardi Green Apple, and Bacardi Limon are sold only in packaged form. Bare Knuckle Stout is sold only in draught form.

    Budweiser, Bud Light, Bud Ice, Michelob, Michelob Light, Michelob ULTRA, Michelob Amber Bock, Busch, Busch Light, Natural Light, Natural Ice, O'Doul's, O'Doul's Amber, Bacardi Silver, Bacardi Silver O3,

Barcardi Silver Raz, Bacardi Black Cherry, Bacardi Limon, and Bacardi Green Apple and Budweiser Select are distributed and sold on a nationwide basis. Anheuser World Select and Tequiza are sold in 49 states, Bud Ice Light in 48 states, King Cobra in 46 states, Busch NA in 45 states, Bud Dry and Michelob Honey Lager in 44 states, Kirin-Ichiban in 43 states, BE in 42 states, Kirin Light in 38 states, Hurricane Malt Liquor in 34 states, Bare Knuckle Stout in 25 states, Busch Ice in 21 states, Michelob Golden Draft Light in 7 states, Michelob Golden Draft in 6 states, Hurricane Ice in 2 states, and ZeigenBock Amber and ZiegenBock Light in one state.

    ABI has developed a system of twelve breweries, strategically located across the country, to economically serve its distribution system. (See
Item 2 of Part I--Properties.) Ongoing modernization programs at the Company's breweries are part of ABI's overall strategic initiatives.

    During 2004, approximately 93% of the beer sold by ABI, measured in barrels, reached retail channels through more than 580 independent wholesalers. The Company has a formal, written distribution agreement (the Equity Agreement) with each of its wholesalers. Each Equity Agreement generally specifies the territory in which the wholesaler is permitted to sell the Company's products, the brands that the wholesaler is permitted to sell, performance standards applicable to the wholesaler, procedures to be followed by the wholesaler in connection with the sale of the distribution rights, and circumstances upon which the distribution rights may be terminated. By wholesaler use of controlled environment warehouses and stringent inventory monitoring policies, the quality and freshness of the product are protected, thus providing ABI a significant competitive advantage. ABI utilizes its regional vice-presidents, sales directors, key account and market managers, as well as certain other sales personnel, to provide strategic sales planning and merchandising assistance to its wholesalers. In addition, ABI provides national and local media advertising, point-of-sale advertising, and sales promotion programs to promote its brands, and complements national brand strategies with geographic marketing teams focused on delivering relevant programming addressing local interests and opportunities. The remainder of ABI's domestic beer sales in 2004 were made through 14 branches that perform similar sales, merchandising, and delivery services as the independent wholesalers in their respective areas; these branches are owned and operated by the Company or direct or indirect subsidiaries of the Company. ABI's peak selling periods are the second and third quarters.

    Another wholly-owned subsidiary, Wholesaler Equity Development Corporation, shares equity positions with qualified partners in independent beer wholesalerships and is currently invested in 1 wholesalership.

    There are more than 100 companies engaged in the highly competitive brewing industry in the United States. ABI's domestic beers are distributed and sold in competition with other nationally distributed beers, with locally and regionally distributed beers, and with imported beers. Although the methods of competition in the industry vary widely, in part due to differences in applicable state laws, the principal methods of competition are product quality, taste and freshness, packaging, price, advertising (including television, radio, sponsorships, billboards, stadium signs, and print media), point-of-sale materials, and service to retail customers. ABI's beers compete in different price categories. Although all brands compete against the total market, Budweiser, Bud Light, Bud Dry, Bud Ice, Bud Ice Light, Budweiser Select, Michelob Golden Draft, and Michelob Golden Draft Light compete primarily with premium priced beers. Busch, Busch Light, Busch Ice, Natural Light, and Natural Ice compete with the value priced beers. King Cobra, Hurricane Malt Liquor, and Hurricane Ice compete against other brands in the malt liquor segment. Michelob, Michelob Light, Michelob Amber Bock, Kirin Light, Kirin-Ichiban, Michelob Honey Lager, Tequiza, ZiegenBock Amber, ZiegenBock Light, Michelob Marzen, Bacardi Silver, Michelob ULTRA, Bacardi Silver O3, Bacardi Silver Raz, Bacardi Limon, Bacardi Black Cherry, Bacardi Green Apple, BE, Anheuser World Select, Bare Knuckle Stout, the Redhook products, and Widmer beer products compete primarily in the above premium priced beer segment of the malt beverage market. O'Doul's and O'Doul's Amber (premium priced) and Busch NA (value priced) compete in the non-alcohol malt beverage category. Since 1957, ABI has led the United States brewing industry in total sales volume. In 2004, its sales exceeded those of its nearest competitor by more than 55 million barrels. ABI's domestic market share (excluding exports) for 2004 was approximately 50%. Major competitors in the United States brewing industry during 2004 included SABMiller, Adolph Coors Co., Pabst Brewery Co., Grupo Modelo, S.A. de C.V., and Heineken. In addition to competing with the other brewers' brands, the Company's beer brands must also compete in the marketplace with other types of alcohol beverage choices available to consumers.

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

INTERNATIONAL BEER

    International beer volume was nearly 13.8 million barrels in 2004, including 5.2 million barrels due to the Company's partial year of owning Harbin Brewery Group, compared with 8.4 million barrels in 2003. Anheuser-Busch International, Inc. ("ABII"), a wholly-owned subsidiary of the Company, oversees the marketing and sale of Budweiser and other ABI brands outside the U.S., operates breweries in the United Kingdom (U.K.) and China, negotiates and administers license and contract brewing agreements on behalf of ABI with various foreign brewers, and negotiates and manages equity investments in foreign brewing partners. Following the acquisition of Harbin Brewery Group in 2004, which is described below, ABII, working with the existing management of Harbin Brewery Group, also handles the marketing and sale of Harbin and other brands owned by Harbin Brewery Group.

    Through Anheuser-Busch Europe Limited ("ABEL"), an indirect, wholly-owned subsidiary of the Company, certain ABI beer brands are marketed, distributed, and sold in more than thirty countries. In the U.K., ABEL sells Budweiser, Bud Ice, Michelob, Michelob ULTRA, and Anheuser World Select Lager brands to selected on-premise accounts, brewers, wholesalers, and directly to off-premise accounts. Budweiser, Bud Ice, Michelob, and Michelob ULTRA are brewed and packaged at the Stag Brewery near London, England which is managed and operated by ABEL. Anheuser World Select is imported into the U.K. by ABEL.

    In Canada, Budweiser, Bud Light, Busch and Busch Light are brewed and sold through a license agreement with Labatt Brewing Co. O'Doul's is imported into Canada. In Japan, Budweiser is brewed and sold through a license agreement with Kirin Brewery Company, Limited. Budweiser is also brewed under license and sold by brewers in Korea (Oriental Brewery Co., Ltd.), the Republic of Ireland and Northern Ireland (Guinness Ireland Limited), Italy (Heineken Italia S.A.), and Spain (Sociedad Anonima Damm). In Mexico, Budweiser, Bud Light and O'Doul's are imported and distributed by a wholly owned subsidiary of Grupo Modelo (Cervezas Internacionales). The Company has an agreement with Brasseries Kronenbourg for sale and distribution of Bud in France.

    In 1995, the Company formed an alliance with Compania Cervecerias Unidas S.A. ("CCU"), the leading Chilean brewer. The Company acquired a 20% stake in CCU in 2001 and subsequently sold its 20% stake in November 2004 for $303 million. The Company still owns a 10.8% stake in a subsidiary of CCU in Argentina that brews and distributes Budweiser under license in Argentina and distributes Budweiser in Chile and Uruguay.

    In China, the Company purchased an initial 80% equity interest in a joint venture in 1995, renamed the Budweiser Wuhan International Brewing Company, Ltd., that owns and operates a brewery in Wuhan. This ownership interest has subsequently increased to 97%.

    During the second quarter of 2004, the Company initiated a tender offer for all outstanding shares of Harbin Brewery Group, the fourth largest brewer in China, and completed the purchase by the end of July 2004. The Company paid a total of $694 million for 100% of Harbin Brewery Group. Harbin Brewery Group has thirteen breweries in northeast China. Harbin Brewery Group owns 100% of the entities operating six of the breweries and a majority interest in the remaining seven breweries. (See Item 2 of Part I--Properties.)

    The Company has a strategic investment agreement with Tsingtao Brewing Company, Ltd., the largest brewer in China, and producer of the Tsingtao brand, whereby the Company has invested $182 million in Tsingtao convertible bonds that when fully converted over the next several years, will increase its economic ownership interest to 27% of Tsingtao (with a voting interest of 20%). In April 2003, the Company invested $116 million in two convertible bonds of Tsingtao and invested an additional $33 million in a third convertible bond in October 2003. The Company made its final investment of $33 million in convertible bonds during the first quarter of 2004. In July 2003, the Company converted the first bond, which increased its equity interest in Tsingtao from 4.5% to 9.9%.

    In 1993, the Company purchased a 17.7% direct and indirect equity interest in Grupo Modelo's operating subsidiary, Diblo, for $477 million. As noted in Note 2, "International Equity Investments," on pages 49 and 50 of the 2004 Annual Report to Shareholders, which Note is hereby incorporated by reference, Diblo is the operating subsidiary of Grupo Modelo, Mexico's largest brewer. Accordingly, Diblo operates in Mexico and is a brewer. In May 1997, the Company increased its direct and indirect equity ownership in Diblo to 37% for an additional $605 million. In September 1998, the Company completed the purchase of an additional 13.25% of Diblo for $556.5 million, bringing the Company's total investment to $1.6 billion. The Company now owns a 50.2% direct and indirect interest in Diblo. However, the Company does not have voting or other effective control of either Grupo Modelo or Diblo.

    Competition for International Beer operations differs significantly depending upon the specific country involved. For 2004, no single foreign country or region accounted for more than 2.6% of consolidated revenues or 2.1% of consolidated income before income taxes. The Company's primary foreign markets for beer sales are China, the United Kingdom, Canada and Ireland. In each international market, the Company competes against a mix of national, regional, local, and imported beer brands. In China, competition is primarily from numerous national and regional brands. There is no dominant competitor in China. In the United Kingdom, the top four competitors--Scottish & Newcastle, Coors Brewers, Interbrew, and Carlsberg-Tetley--have combined market share of nearly 78%, with Scottish & Newcastle having a share of approximately 25%. The Company's share is 3%. In Ireland, the market leader is the Company's license brewing partner, Guinness Ireland, with a market share of 68% including a share of 15% related to the Company's products. In Canada, the top two competitors, of similar size, are Molson and the Company's license brewing partner, Labatt Brewing. Their combined market share is more than 83%, including a share of 13% related to the Company's products.

    Net income for the International Beer Segment also includes the Company's ownership percentage of the net income of Grupo Modelo, the largest seller of beer in Mexico. Modelo's principal competitor in Mexico is FEMSA, with the two companies having respective market shares of 57% and 43%. Although Anheuser-Busch does not significantly compete in the Mexican beer market, a significant change in Modelo's business could have a material effect on the Company's reported net income and earnings per share.

    Financial information with respect to the Company's business segments appears in Note 16, "Business Segments," on pages 60-61 of the 2004 Annual Report, which Note is hereby incorporated by reference.

PACKAGING

    The Company's packaging operations are handled through the following wholly-owned subsidiaries of the Company: Metal Container Corporation, which manufactures beverage cans at eight plants and beverage can lids at three plants for sale to ABI and U.S. soft drink customers (See Item 2 of Part 1--Properties); Anheuser-Busch Recycling Corporation, which buys and sells used aluminum beverage containers from its corporate office in Sunset Hills, Missouri and recycles aluminum containers at its plant in Hayward, California; Precision Printing and Packaging, Inc., which manufactures pressure sensitive, metalized and paper labels at its plant in Clarksville, Tennessee; and Eagle Packaging, Inc., which manufactures crown and closure liner materials for ABI at its plant in Bridgeton, Missouri.

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

    Through a Spanish affiliate, the Company also owns a 13.3% equity interest in Port Aventura, S.A., which is a theme park near Barcelona, Spain.

    The Company is the third largest theme park operator in the United States. It faces competition in the family entertainment field from other theme and amusement parks, public zoos, public parks, and other family entertainment events and attractions. Major competitors in the theme park industry during 2004 include Walt Disney Co., Six Flags Parks, and Universal Studios Theme Parks. No reliable national market share information is available for the theme park industry.

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

SOURCES AND AVAILABILITY OF RAW MATERIALS

    The products manufactured by the Company require a large volume of various agricultural products, including hops, malt (barley), rice, and corn grits for beer, and rice and barley for the rice milling and malting operations of Busch Agricultural Resources, Inc. The Company fulfills its commodities requirements through purchases from various sources, including purchases from its subsidiaries, through contractual arrangements, and through purchases on the open market. The Company believes that adequate supplies of the aforementioned agricultural products are available at the present time, but cannot predict future availability or prices of such products and materials. The above referenced commodities have experienced and will continue to experience price fluctuations. The price and supply of raw materials will be determined by, among other factors, the level of crop production both in the U.S. and around the world, weather conditions, export demand, and government regulations and legislation affecting agriculture and trade.

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

ENVIRONMENTAL PACKAGING LAWS AND REGULATIONS

    The states of California, Connecticut, Delaware, Hawaii, Iowa, Maine, Massachusetts, Michigan, New York, Oregon, and Vermont have adopted certain restrictive packaging laws and regulations for beverages that require deposits on packages. ABI continues to do business in these states. While such laws have not had a significant effect on ABI's market share, they have resulted in significantly higher beer prices over and above the cost of the deposit in those states that have adopted container deposit laws as well as had an adverse impact on beer industry growth in those states. The Company considers deposit laws to be inflationary, costly, and inefficient for recycling packaging materials. Congress and a number of additional states continue to consider similar legislation, the adoption of which might require the Company to incur significant capital expenditures to comply as some proposed container deposit laws would require the use of returnable, reusable bottles. As a result, the Company would be required to acquire equipment to receive, sort, inspect and clean bottles.

NUMBER OF EMPLOYEES

    As of December 31, 2004, the Company had 31,435 full-time employees.

    As of December 31, 2004, approximately 7,783 employees were represented by the International Brotherhood of Teamsters. Eighteen other unions represented approximately 1,147 domestic employees. In December 2003, employees represented by the Brewery and Soft Drink Conference of the International Brotherhood of Teamsters ("Teamsters") approved a new five-year labor contract. The new labor agreement between ABI and the Teamsters, which represents the majority of brewery workers, expires February 28, 2009.

    The Company considers its employee relations to be good.

AVAILABLE INFORMATION

    The Company maintains a website on the World Wide Web at www.anheuser-busch.com. The Company makes available, free of charge, on its website its annual reports on Forms 10-K, quarterly reports on Forms 10-Q, current reports on Forms 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The Company's reports filed with, or furnished to, the SEC are also available on the SEC's website at www.sec.gov.

ITEM 2. PROPERTIES

    ABI has twelve breweries in operation at the present time, located in St. Louis, Missouri; Newark, New Jersey; Los Angeles and Fairfield, California; Jacksonville, Florida; Houston, Texas; Columbus, Ohio; Merrimack, New Hampshire; Williamsburg, Virginia; Baldwinsville, New York; Fort Collins, Colorado; and Cartersville, Georgia. Title to the Baldwinsville, New York brewery is held by the Onondaga County Industrial Development Agency ("OCIDA") pursuant to a Sale and Agency Agreement with ABI, which enabled OCIDA to issue tax exempt pollution control and industrial development revenue notes and bonds to finance a portion of the cost of the purchase and modification of the brewery. The brewery is not pledged or mortgaged to secure any of the notes or bonds, and the Sale and Agency Agreement with OCIDA gives ABI the unconditional right to require at any time that title to the brewery be transferred to ABI. ABI's breweries operated at approximately 92.4% of capacity in 2004; during the peak selling periods (second and third quarters), they operated at maximum capacity.

    The Company also owns a 97% equity interest in a joint venture that owns and operates a brewery in Wuhan, China. The Company also leases and operates the Stag Brewery near London, England. With its acquisition of Harbin Brewery Group, the Company now has thirteen breweries in northeast China. There are two breweries located in Harbin and one in each of Hailun, Yongji County (Jilin Province), Hegang, Changchun, Mudanjiang, Jiamusi, Daqing, Jinzhou, Tangshan, Shenyang, and Yanji.

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

    Except for the Baldwinsville brewery, the can manufacturing plants in Newburgh, New York and Rome, Georgia, the SeaWorld park in San Diego, California, the Stag Brewery, the brewery in Wuhan, China, and certain of the breweries owned by Harbin Brewery Group, all of the Company's principal properties are owned in fee. The lease for the land used by the SeaWorld park in San Diego, California expires in 2048. The Company leases the Stag Brewery from Scottish & Newcastle. In 1995, the joint venture that operates the brewery in Wuhan was granted the right to use the property for a period of 50 years from the appropriate governmental authorities. The Company considers its buildings, improvements, and equipment to be well maintained and in good condition, irrespective of dates of initial construction, and adequate to meet the operating demands placed upon them. The production capacity of each of the manufacturing facilities is adequate for current needs and, except as described above, substantially all of each facility's capacity is utilized.

ITEM 3. LEGAL PROCEEDINGS

    The Company is a party to a lawsuit with the Maris Distributing Company. Information regarding this lawsuit is contained in Note 12, "Contingencies," on page 58 of the 2004 Annual Report to Shareholders, which Note hereby is incorporated by reference.

    On February 6, 2004, the Company was served with a complaint brought by two individuals seeking to bring a class action on behalf of all California residents who, while they were under 21 years of age, purchased alcohol beverages manufactured by the Company and another defendant during the last four years. The suit sought disgorgement of unspecified profits earned by the Company in the past and other unspecified damages and equitable relief. The California state court has dismissed all causes of action with prejudice. The plaintiffs have indicated their intent to appeal.

    A putative class action was brought against the Company (and many other defendants) in Ohio. In that suit, parents of illegal underage drinkers are suing to recover the sums that their offspring purportedly spent illegally buying alcohol from persons or entities other than the defendants. The suit alleges four causes of action against Anheuser-Busch: negligence, unjust enrichment, violation of the Ohio Consumer Sales Practices Act, and civil conspiracy. It seeks money damages, punitive damages, and injunctive and equitable relief, including so-called disgorgement of profits allegedly attributable to underage drinking. The Company removed the case to federal court in the Northern District of Ohio in June 2004. The Company has moved to dismiss this action, and that motion is fully briefed and awaiting decision.

    The Company believes that it has strong legal and factual defenses to both of these class actions and intends to defend itself vigorously.

    The Company is not a party to any other pending or threatened litigation, the outcome of which would be expected to have a material adverse effect upon its financial condition or its results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2004.

                   EXECUTIVE OFFICERS OF THE REGISTRANT

    PATRICK T. STOKES (age 62) is presently President and Chief Executive Officer and a Director of the Company and has served in such capacities since 2002, 2002, and 2000, respectively. He previously served as Senior Executive Vice President (2000-2002), and Vice President and Group Executive (1981-2000) of the Company. He is also presently Chairman and Chief Executive Officer of the Company's subsidiary, Anheuser-Busch, Incorporated, and has served in such capacities since 2002 and 2000, respectively, and Chairman of the Board of the Company's subsidiary, Anheuser-Busch International, Inc., and has served in such capacity since 1999. He previously served as President of Anheuser-Busch, Incorporated (1990-2002).

    AUGUST A. BUSCH III (age 67) is presently Chairman of the Board and a Director of the Company and has served in such capacities since 1977 and 1963, respectively. He previously served as President of the Company (1974-2002) and Chief Executive Officer (1975-2002). He also serves as Executive Vice President of the Company's subsidiary, Anheuser-Busch, Incorporated, and has served in such capacity since 2002, and had previously served as its Chairman of the Board (1979-2002) and also as its Chief Executive Officer (1979-2000).

    W. RANDOLPH BAKER (age 58) is presently Vice President and Chief Financial Officer of the Company and has served in such capacity since 1996.

    JOHN E. JACOB (age 70) is presently Executive Vice President-Global Communications and a Director of the Company and has served in such capacities since 2002 and 1990, respectively. He previously served as the Company's Executive Vice President and Chief Communications Officer (1994-2002). He also serves as Executive Vice President of the Company's subsidiary, Anheuser-Busch, Incorporated, and has served in such capacity since 2002.

    THOMAS W. SANTEL (age 46) is presently Vice President-Corporate Development of the Company and has served in such capacity since 1996.

    STEPHEN J. BURROWS (age 53) is presently Vice President-International Operations of the Company and has served in such capacity since 1999. He is also presently Chief Executive Officer and President of the Company's subsidiary, Anheuser-Busch International, Inc., and has served as Chief Executive Officer since 1999 and as President since 1994.

    AUGUST A. BUSCH IV (age 40) is presently Vice President and Group Executive of the Company and has served in such capacity since 2000. He is also presently President of the Company's subsidiary, Anheuser-Busch, Incorporated, and has served in such capacity since 2002 and had previously served as its Group Vice President-Marketing and Wholesale Operations (2000-2002) and its Vice President-Marketing (1996-2000).

    MARK T. BOBAK (age 45) is presently Group Vice President and Chief Legal Officer and has served in that capacity since July 2004. He had previously served as Vice President-Corporate Human Resources (2000-June
2004) and Vice President and Deputy General Counsel of the Company
(1998-2000).

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

    DOUGLAS J. MUHLEMAN (age 51) is presently Group Vice President-Brewing Operations and Technology of the Company's subsidiary, Anheuser-Busch, Incorporated, and has served in such capacity since 2001 and had previously served as its Vice President-Brewing (1996-2001).

    FRANCINE I. KATZ (age 46) is presently Vice President-Communications and Consumer Affairs of the Company and has served in such capacity since May 2004. She previously served as its Vice President-Corporate
Communications (2002-April 2004) and Vice President-Consumer Affairs
(1999-2002).

    KEITH M. KASEN (age 61) is presently Chairman of the Board and President of the Company's subsidiary, Busch Entertainment Corporation, and has served in such capacities since 2003. During the past five years, he also served as Executive Vice President and General Manager of the SeaWorld theme parks in Orlando, Florida (2000-2003) and in San Antonio, Texas (1997-2000).

    JOSEPH P. CASTELLANO (age 51) is presently Vice President-Corporate Human Resources of the Company and has served in such capacity since July 2004. He previously served as Vice President-Retail Marketing (2001-June
2004) and Vice President-Wholesale Operations (1994-2001) of the Company's subsidiary, Anheuser-Busch, Incorporated.

    JAMES F. HOFFMEISTER (age 60) is presently Group Vice
President-Procurement, Logistics and Agricultural Resources of the Company's subsidiary, Anheuser-Busch, Incorporated and has served in such capacity since July 2004. He previously served as Vice
President-Administration (1990-June 2004) of Anheuser-Busch, Incorporated.

    MICHAEL J. OWENS (age 50) is presently Vice President-Sales and Marketing of the Company's subsidiary, Anheuser-Busch, Incorporated and has served in such capacity since July 2004. He previously served as Vice President-Sales (2001-June 2004) and Vice President-Geographic Marketing (1997-2001) of Anheuser-Busch, Incorporated.

    ROBERT C. LACHKY (age 51) is presently Vice President-Brand Management and Director-Global Brand Creative of the Company's subsidiary, Anheuser-Busch, Incorporated and has served in such capacity since 2001. He previously served as Vice President-Brand Management (1997-2001) of Anheuser-Busch, Incorporated.

    ANTHONY T. PONTURO (age 52) is presently Vice President-Global Media and Sports Marketing of the Company's subsidiary, Anheuser-Busch, Incorporated and has served in such capacity since 1998.

    JOHN F. KELLY (age 48) is presently Vice President and Controller of the Company and has served in such capacity since 1996.

                                  PART II

    The information required by Items 5 (except as set forth below), 6, 7, 7A, and 8 of this Part II are hereby incorporated by reference from pages 26 through 65 of the Company's 2004 Annual Report to Shareholders.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    On October 1, 2004, the Company issued out of treasury shares a total of 79 shares of the Company's common stock ($1 par value) to four members of the Board of Directors of the Company in lieu of cash to reflect an increase in the annual retainer fee pursuant to the Company's Non-Employee Director Elective Stock Acquisition Plan. The transaction was exempt from registration and prospectus delivery requirements of the Securities Act of 1933 pursuant to Section 4(2) of the Act.

    Following are the Company's common stock purchases during the fourth quarter 2004 (shares in millions):

                                                                           AVG. PRICE
                                                                SHARES     PER SHARE
                                                                ------     ----------
Shares Remaining Authorized Under Disclosed Repurchase
  Programs at September 30, 2004............................  49,998,392
                                                              ----------
Less Shares Repurchased:
October.....................................................   2,608,300     $50.48
November....................................................     969,421     $50.43
December....................................................   2,151,753     $50.47
                                                              ----------
    Total Shares Repurchased................................   5,729,474     $50.47
                                                              ----------
Shares Remaining Authorized Under Disclosed Repurchase
  Programs at December 31, 2004.............................  44,268,918
                                                              ==========

    All shares are repurchased under authorization by the Company's Board of Directors. The Board authorized the current program to repurchase 100 million shares in March 2003. There is no prescribed termination date for this program. The figures shown include shares delivered to the Company to exercise stock options.

ITEM 6. SELECTED FINANCIAL DATA

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

    The chief executive officer and chief financial officer evaluated the Company's disclosure controls and procedures as of the end of the quarter ended December 31, 2004 and have concluded that they are effective as of December 31, 2004 in providing reasonable assurance that such information is identified and communicated on a timely basis. Additionally, there were no changes in the Company's internal control over financial reporting identified in connection with the evaluation that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

    Management's Report on Internal Control Over Financial Reporting appears on page 40 of the 2004 Annual Report to Shareholders, which is incorporated by reference. The Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting appears on page 41 of the 2004 Annual Report to Shareholders, which is incorporated by reference.

ITEM 9B. OTHER INFORMATION.

    None.

                                 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    A portion of the information required by this Item with respect to Directors is hereby incorporated by reference from pages 7 through 9, 12 and pages 29 and 30 of the Company's Proxy Statement for the Annual Meeting of Stockholders on April 27, 2005. The information required by this Item with respect to Executive Officers is presented on pages 9-11 of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this Item is hereby incorporated by reference from pages 11 and 12 and pages 20 through 27 of the Company's Proxy Statement for the Annual Meeting of Stockholders on April 27, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    A portion of the information required by this Item pursuant to Item 403 of Regulation S-K is hereby incorporated by reference from pages 10 and 11 of the Company's Proxy Statement for the Annual Meeting of Stockholders on April 27, 2005.

    The information required pursuant to Item 201(d) of Regulation S-K is hereby incorporated by reference from page 27 of the Company's Proxy Statement for the Annual Meeting of Stockholders on April 27, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is hereby incorporated by reference from pages 28 and 29 of the Company's Proxy Statement for the Annual Meeting of Stockholders on April 27, 2005.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

    The information required by this Item is hereby incorporated by reference from page 20 of the Company's Proxy Statement for the Annual Meeting of Stockholders on April 27, 2005.

                                  PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

    1.       FINANCIAL STATEMENTS:                                                        PAGE
                                                                                          ----
             Report of Independent Registered Public Accounting Firm                       41*

             Consolidated Balance Sheet at December 31, 2004 and 2003                      42*

             Consolidated Statement of Income for the three years ended
               December 31, 2004                                                           43*

             Consolidated Statement of Changes in Shareholders Equity for the
               three years ended December 31, 2004                                         44*

             Consolidated Statement of Cash Flows for the three years ended
               December 31, 2004                                                           45*

             Notes to Consolidated Financial Statements and Supplementary
               Information                                                               46-65*

    *Incorporated herein by reference from the indicated pages of the 2004 Annual Report to Shareholders.

    2.       FINANCIAL STATEMENT SCHEDULE:

             Report of Independent Registered Public Accounting Firm on
               Financial Statement Schedule for the three years ended
               December 31, 2004                                                           F-1

             Schedule II--Valuation and Qualifying Accounts and Reserves                   F-2

    3.       EXHIBITS:

             Exhibit 3.1  --Restated Certificate of Incorporation.

             Exhibit 3.2  --By-Laws of the Company (As amended and restated
                            September 24, 2003) (Incorporated by reference to
                            Exhibit 3.2 to Form 10-K for the fiscal year ended December 31, 2003).

             Exhibit 4.1  --Indenture dated as of August 1, 1995 between the
                            Company and The Chase Manhattan Bank, as Trustee (Incorporated by reference to Exhibit 4.1 in the Form S-3 of the Company, Registration Statement No. 33-60885).

             Exhibit 4.2  --Indenture dated as of July 1, 2001 between the
                            Company and The Chase Manhattan Bank, as Trustee (Incorporated by reference to Exhibit 4.4 to the Form 10-K for the fiscal year ended December 31,
                            2002). Other indentures are not required to be filed, but the Company agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request.

             Exhibit 4.3  --Credit Agreement dated as of August 4, 2003 among the Company and JP Morgan Chase Bank, as
                            Administrative Agent (Incorporated by reference to Exhibit 4.5 to Form 10-K for the fiscal year ended December 31, 2003).

             Exhibit 10.1 --Anheuser-Busch Companies, Inc. Deferred
                            Compensation Plan for Non-Employee Directors amended and restated as of March 1, 2000.*


             Exhibit 10.2 --Anheuser-Busch Companies, Inc. Non-Employee
                            Director Elective Stock Acquisition Plan amended and restated as of March 1, 2000.*

             Exhibit 10.3 --Anheuser-Busch Companies, Inc. Stock Plan for
                            Non-Employee Directors as amended and restated (Incorporated by reference to Appendix B to the Definitive Proxy Statement for Annual Meeting of Stockholders on April 23, 2003).*

             Exhibit 10.4 --Anheuser-Busch Companies, Inc. 1989 Incentive
                            Stock Plan (As amended December 20, 1989,
                            December 19, 1990, December 15, 1993, December 20, 1995, and November 26, 1997) (Incorporated by reference to Exhibit 10.4 to Form 10-K for the fiscal year ended December 31, 2002).*

             Exhibit 10.5 --Anheuser-Busch Companies, Inc. 1998 Incentive
                            Stock Plan (Incorporated by reference to Appendix C to the Definitive Proxy Statement for Annual Meeting of Stockholders on April 27,
                            2005).*

             Exhibit 10.6 --Anheuser-Busch Companies, Inc. Excess Benefit
                            Plan amended and restated as of March 1, 2000.*

             Exhibit 10.7 --Anheuser-Busch Global Employee Stock Purchase Plan
                            (Incorporated by reference to Exhibit 10.7 to Form 10-K for the fiscal year ended December
                            31, 2002).*

             Exhibit 10.8 --First Amendment to the Anheuser-Busch Global
                            Employee Stock Purchase Plan.

             Exhibit 10.9 --Anheuser-Busch Companies, Inc. Supplemental
                            Executive Retirement Plan amended and restated as of March 1, 2003 (Incorporated by reference to Exhibit 10.8 to Form 10-K for the fiscal year ended December 31, 2002).*

             Exhibit 10.10--Anheuser-Busch Executive Deferred Compensation
                            Plan amended and restated as of January 1, 2002. (Incorporated by reference to Exhibit
                            10.9 to Form 10-K for the fiscal year ended
                            December 31, 2002).*

             Exhibit 10.11--Anheuser-Busch 401(k) Restoration Plan amended and restated as of March 1, 2000.*

             Exhibit 10.12--Form of Indemnification Agreement with Directors and Executive Officers.*

             Exhibit 10.13--Anheuser-Busch Officer Bonus Plan as amended on
                            April 26, 2000 and proposed to be amended on April 27, 2005 (Incorporated by reference to Appendix B to the Definitive Proxy Statement for Annual Meeting of Stockholders on April 27,
                            2005).*

             Exhibit 10.14--Investment Agreement By and Among Anheuser-Busch
                            Companies, Inc., Anheuser-Busch International, Inc. and Anheuser-Busch International Holdings, Inc. and Grupo Modelo, S.A. de C.V., Diblo,
                            S.A. de C.V. and certain shareholders thereof, dated as of June 16, 1993.

             Exhibit 10.15--Letter agreement between Anheuser-Busch Companies,
                            Inc. and the Controlling Shareholders regarding
                            Section 5.5 of the Investment Agreement filed as Exhibit 10.14 of this report.

             Exhibit 10.16--Form of Indemnification Agreement between
                            Anheuser-Busch, Incorporated and certain
                            Executive Officers of the Company (Incorporated by reference to Exhibit 10.16 to Form 10-K for the fiscal year ended December 31, 2002).*

             Exhibit 10.17--Consulting Agreement between Anheuser-Busch
                            Companies, Inc. and a former executive officer of the Company.*

             Exhibit 10.18--2005 Officer Bonus Program*

             Exhibit 10.19--Summary of Compensation arrangements with
                            Executive Officers of the Company.*

             Exhibit 10.20--Summary of Compensation arrangements with
                            Non-Employee Directors of the Company.*

             Exhibit 12   --Ratio of Earnings to Fixed Charges.

             Exhibit 13   --Pages 26 through 65 of the Anheuser-Busch
                            Companies, Inc. 2004 Annual Report to
                            Shareholders, a copy of which is furnished for the information of the Securities and Exchange Commission. Portions of the Annual Report not incorporated herein by reference are not deemed "filed" with the Commission.

             Exhibit 14   --Code of Business Ethics and Conduct (Incorporated
                            by reference to Exhibit 14 to Form 10-K for the fiscal year ended December 31, 2003).

             Exhibit 21   --Subsidiaries of the Company

             Exhibit 23   --Consent of Independent Registered Public
                            Accounting Firm

             Exhibit 24   --Power of Attorney

             Exhibit 31.1 --Certification of Chief Executive Officer
                            required by Rule 13a-14(e) and 15d-15(e) under the Exchange Act

             Exhibit 31.2 --Certification of Chief Financial Officer
                            required by Rule 13a-14(e) and 15d-15(e) under the Exchange Act

             Exhibit 32.1 --Certification of Chief Executive Officer
                            pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             Exhibit 32.2 --Certification of Chief Financial Officer
                            pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------
*A management contract or compensatory plan or arrangement required to be filed by Item 15(c) of this report.

                                SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ANHEUSER-BUSCH COMPANIES, INC.
                                     ----------------------------------------
                                                  (Registrant)


                                   By         /s/ W. RANDOLPH BAKER
                                     ----------------------------------------
                                                W. Randolph Baker
                                   Vice President and Chief Financial Officer

Date: March 10, 2005

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

Principal Executive Officer:
    Patrick T. Stokes*
    President and Chief Executive Officer

Principal Financial Officer:
    W. Randolph Baker
    Vice President and Chief Financial Officer

Principal Accounting Officer:
    John F. Kelly*
    Vice President and Controller

                                           /s/ W. RANDOLPH BAKER
                                 -------------------------------------------
                                 (W. Randolph Baker, as attorney-in-fact and
                                 on his own behalf as Principal Financial
                                 Officer)

Date: March 10, 2005

Directors:
---------------------------------------------------------------------------
Patrick T. Stokes*                  Vilma S. Martinez*
August A. Busch III*                William Porter Payne*
Carlos Fernandez G.*                Joyce M. Roche*
James J. Forese*                    Henry Hugh Shelton*
John E. Jacob*                      Andrew C. Taylor*
James R. Jones*                     Douglas A. Warner III*
Charles F. Knight*                  Edward E. Whitacre, Jr.
Vernon R. Loucks, Jr.*
---------------------------------------------------------------------------

* by power of attorney

                      ANHEUSER-BUSCH COMPANIES, INC.

                   INDEX TO FINANCIAL STATEMENT SCHEDULE

                                                                    PAGE
                                                                    ----
Report of Independent Registered Public Accounting Firm on          F-1
  Financial Statement Schedule..............................

Financial Statement Schedule for the Years 2004, 2003 and
  2002:

    Valuation and Qualifying Accounts and Reserves
      (Schedule II).........................................        F-2

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

[PricewaterhouseCoopers logo]

-----------------------------------------------------------------------------
                                             PricewaterhouseCoopers LLP
                                             One Bank of America Plaza
                                             800 Market Street
                                             St. Louis MO 63101-2695
                                             Telephone (314) 206 8500

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
                      ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Anheuser-Busch Companies, Inc.

Our audits of the consolidated financial statements, of management's assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated February 23, 2005 appearing in the 2004 Annual Report to Shareholders of Anheuser-Busch Companies, Inc. (which reports and consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

St. Louis, MO
February 23, 2005

                                    F-1



                                    ANHEUSER-BUSCH COMPANIES, INC.

                     SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                                            (IN MILLIONS)

                                                                 2004           2003          2002
                                                                 ----           ----          ----

Reserve for doubtful accounts:

    Balance at beginning of period.......................       $  6.6         $  5.6         $ 7.7

    Additions charged to costs and expenses..............          0.5            1.6          (1.3)

    Additions (recoveries of uncollectible accounts
      previously written off)............................          0.2            0.2           0.2

    Addition related to Harbin acquisition...............          6.1             --            --

    Reductions (uncollectible accounts written off)......         (0.9)          (0.8)         (1.0)
                                                                ------         ------         -----

    Balance at end of period.............................       $ 12.5         $  6.6         $ 5.6
                                                                ======         ======         =====

Deferred income tax asset valuation allowance:

    Balance at beginning of period.......................       $ 19.9         $ 10.9         $12.0

    Additions charged to costs and expenses..............         12.0           14.6           7.7

    Addition related to Harbin acquisition...............         15.4             --            --

    Reductions from utilizations and expirations.........        (15.1)          (5.6)         (8.8)
                                                                ------         ------         -----

    Balance at end of period.............................       $ 32.2         $ 19.9         $10.9
                                                                ======         ======         =====