Form 10-Q
period 2005-03-31
ANHEUSER-BUSCH COMPANIES, INC.
filed 2005-04-29
CIK 310569

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

                 Quarterly Report Under Section 13 or 15(d)
                   Of the Securities Exchange Act of 1934


                      For Quarter Ended March 31, 2005


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

     $1 Par Value Common Stock - 776,367,864 shares as of March 31, 2005


                                  Anheuser-Busch Companies, Inc. and Subsidiaries
                                       Consolidated Balance Sheet (Unaudited)

-------------------------------------------------------------------------------------------------------------------
                                                                               March 31,          December 31,
 (In millions, except per share)                                                 2005                 2004
                                                                            --------------       --------------
 Assets
 Current Assets:
     Cash                                                                        $152.3               $228.1
     Accounts receivable                                                          923.2                696.1
     Inventories:
         Raw materials and supplies                                               409.1                405.0
         Work in progress                                                         100.3                 80.0
         Finished goods                                                           250.8                205.3
           Total inventories                                                      760.2                690.3
     Other current assets                                                         209.0                203.9
                                                                            --------------       --------------
     Total current assets                                                       2,044.7              1,818.4
 Investments in affiliated companies                                            3,234.1              3,150.2
 Plant and equipment, net                                                       8,947.8              8,847.4
 Intangible assets, including goodwill of $973.9 and $984.1                     1,180.5              1,191.9
 Other assets                                                                   1,130.1              1,165.5
                                                                            --------------       --------------
           Total Assets                                                       $16,537.2            $16,173.4
                                                                            ==============       ==============


 Liabilities and Shareholders Equity
 Current Liabilities:
     Accounts payable                                                          $1,112.1             $1,194.8
     Accrued salaries, wages and benefits                                         249.1                291.4
     Accrued taxes                                                                434.4                152.9
     Accrued interest                                                             117.1                125.2
     Other current liabilities                                                    230.8                204.7
                                                                            --------------       --------------
     Total current liabilities                                                  2,143.5              1,969.0
                                                                            --------------       --------------
 Postretirement benefits                                                          439.6                454.2
                                                                            --------------       --------------
 Debt                                                                           8,585.6              8,278.6
                                                                            --------------       --------------
 Deferred income taxes                                                          1,698.9              1,727.2
                                                                            --------------       --------------
 Other long-term liabilities                                                    1,070.4              1,076.3
                                                                            --------------       --------------
 Shareholders Equity:
     Common stock, $1.00 par, authorized 1.6 billion shares                     1,464.3              1,463.0
     Capital in excess of par value                                             1,473.3              1,425.3
     Retained earnings                                                         15,729.2             15,407.2
     Treasury stock, at cost                                                  (15,122.1)           (14,638.5)
     Accumulated non-owner changes in equity                                     (945.5)              (988.9)
                                                                            --------------       --------------
     Total Shareholders Equity                                                  2,599.2              2,668.1
                                                                            --------------       --------------
 Commitments and contingencies                                                     --                   --
                                                                            --------------       --------------
           Total Liabilities and Shareholders Equity                          $16,537.2            $16,173.4
                                                                            ==============       ==============
-------------------------------------------------------------------------------------------------------------------
   See the accompanying footnotes on pages 5 -- 10.

                                     Anheuser-Busch Companies, Inc. and Subsidiaries
                                       Consolidated Statement of Income (Unaudited)

-------------------------------------------------------------------------------------------------------------------------

(In millions, except per share)                                                     First Quarter Ended March 31,
                                                                              -----------------------------------------
                                                                                    2005                    2004
                                                                              ---------------           ---------------
Gross sales                                                                       $4,085.1                 $4,003.0
     Excise taxes                                                                   (521.4)                  (526.0)
                                                                              ---------------           ---------------

Net sales                                                                          3,563.7                  3,477.0
     Cost of sales                                                                (2,227.2)                (2,073.3)
                                                                              ---------------           ---------------
Gross profit                                                                       1,336.5                  1,403.7
     Marketing, distribution & administrative expenses                              (604.1)                  (582.3)
                                                                              ---------------           ---------------

Operating income                                                                     732.4                    821.4
     Interest expense                                                               (114.8)                  (101.7)
     Interest capitalized                                                              5.2                      5.2
     Interest income                                                                   2.0                      1.1
     Other income, net                                                                19.5                     27.6
                                                                              ---------------           ---------------

Income before income taxes                                                           644.3                    753.6
     Provision for income taxes                                                     (237.4)                  (292.6)

Equity income, net of tax                                                            105.9                     88.9
                                                                              ---------------           ---------------

Net income                                                                          $512.8                   $549.9
                                                                              ===============           ===============

Basic earnings per share                                                              $.66                     $.68
                                                                              ===============           ===============

Diluted earnings per share                                                            $.65                     $.67
                                                                              ===============           ===============

-------------------------------------------------------------------------------------------------------------------------

See the accompanying footnotes on pages 5 -- 10.

                                     Anheuser-Busch Companies, Inc. and Subsidiaries
                                     Consolidated Statement of Cash Flows (Unaudited)

--------------------------------------------------------------------------------------------------------------------------

                                                                                          Three Months Ended
(In millions)                                                                                  March 31,
                                                                              -----------------------------------------
                                                                                    2005                     2004
                                                                              ---------------           ---------------
Cash flow from operating activities:
     Net Income                                                                    $512.8                  $549.9
     Adjustments to reconcile net income to cash provided by operating activities:
         Depreciation and amortization                                              236.8                   224.0
         Deferred income taxes                                                      (30.1)                   39.8
         Undistributed earnings of affiliated companies                            (105.9)                  (85.4)
         Gain of sale of business                                                   (15.4)                   --
         Other, net                                                                  53.3                    64.3
                                                                              ---------------           ---------------
     Operating cash flow before change in working capital                           651.5                   792.6
         Increase in working capital                                               (115.3)                 (199.4)
                                                                              ---------------           ---------------
     Cash provided by operating activities                                          536.2                   593.2
                                                                              ---------------           ---------------

Cash flow from investing activities:
     Capital expenditures                                                          (277.3)                 (199.0)
     Proceeds from sale of business                                                  48.3                    --
     Acquisitions                                                                    --                     (32.9)
                                                                              ---------------           ---------------
     Cash used for investing activities                                            (229.0)                 (231.9)
                                                                              ---------------           ---------------

Cash flow from financing activities:
     Increase in debt                                                               278.3                   500.3
     Decrease in debt                                                               (22.1)                 (200.8)
     Dividends paid to shareholders                                                (190.8)                 (178.3)
     Acquisition of treasury stock                                                 (483.6)                 (578.6)
     Shares issued under stock plans                                                 35.2                    43.4
                                                                              ---------------           ---------------
     Cash used for financing activities                                            (383.0)                 (414.0)
                                                                              ---------------           ---------------
Net decrease in cash during the period                                              (75.8)                  (52.7)
Cash, beginning of period                                                           228.1                   191.1
                                                                              ---------------           ---------------
Cash, end of period                                                                $152.3                  $138.4
                                                                              ===============           ===============

--------------------------------------------------------------------------------------------------------------------------

See the accompanying footnotes on pages 5 -- 10.

ANHEUSER-BUSCH COMPANIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   Unaudited Financial Statements
     ------------------------------

         The unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles and applicable SEC guidelines pertaining to quarterly financial reporting, and include all adjustments necessary for a fair presentation. These statements should be read in combination with the consolidated financial statements and notes included in the company's annual report on Form 10-K for the year ended December 31, 2004.

2.   Business Segments Information
     -----------------------------

         Comparative business segment information for the first quarter ended March 31 (in millions):

                         ---------------------------------------------------------------------------------------
                               Domestic      Int'l                                      Corporate
                                   Beer       Beer      Packaging     Entertain.         & Elims.       Consol.
----------------------------------------------------------------------------------------------------------------
2005
Gross Sales                    $3,213.7      248.3          566.5          175.1           (118.5)     $4,085.1
Net Sales:
- Intersegment                     $0.7         --          208.6             --           (209.3)         $ --
- External                     $2,734.4      205.5          357.9          175.1             90.8      $3,563.7
Income Before
  Income Taxes                   $781.3       21.8           35.6           (6.4)          (188.0)       $644.3
Equity Income,
  Net of Tax                         --     $105.9             --             --               --        $105.9
Net Income                       $484.4      119.4           22.1           (4.0)          (109.1)       $512.8
----------------------------------------------------------------------------------------------------------------


                         ---------------------------------------------------------------------------------------
                               Domestic      Int'l                                      Corporate
                                   Beer       Beer      Packaging     Entertain.         & Elims.       Consol.
----------------------------------------------------------------------------------------------------------------
2004
Gross Sales                    $3,262.9      193.1          521.4          154.1           (128.5)     $4,003.0
Net Sales:
- Intersegment                     $0.7         --          210.1             --           (210.8)         $ --
- External                     $2,770.2      158.8          311.3          154.1             82.6      $3,477.0
Income Before
  Income Taxes                   $862.6       22.9           36.8          (11.0)          (157.7)       $753.6
Equity Income,
  Net of Tax                         --      $88.9             --             --               --         $88.9
Net Income                       $534.9      103.1           22.8           (6.8)          (104.1)       $549.9
----------------------------------------------------------------------------------------------------------------

         Effective in the first quarter 2005, the company's transportation business is included within the domestic beer segment and its real estate development business is reported as a corporate item. These businesses previously comprised the "other" segment. Segment results for 2004 have been updated to conform to the 2005 reporting convention.

3.   Earnings Per Share
     ------------------

         Earnings per share are calculated by dividing net income by weighted-average common shares outstanding for the period. The difference between basic and diluted weighted-average common shares is the dilutive impact of unexercised in-the-money stock options. There were no adjustments to net income for any period shown for purposes of calculating earnings per share. Weighted-average common shares outstanding for the quarter ended March 31 are shown below (millions of shares):

                                                                    First Quarter
                                                             ----------------------------
                                                                   2005            2004
                                                             ------------    ------------
         Basic weighted average shares outstanding                 779.3           810.6
                                                             ============    ============
         Diluted weighted average shares outstanding               785.9           820.6
                                                             ============    ============

4.   Non-Owner Changes in Shareholders Equity
     ----------------------------------------

         The components of accumulated non-owner changes in shareholders equity, net of applicable taxes, as of March 31, 2005 and December 31, 2004 follow (in millions):

                                                                     March 31,         Dec. 31,
                                                                       2005              2004
                                                                  ---------------    -------------
     Foreign currency translation loss                               $(536.1)           $(566.5)
     Deferred hedging gains                                              3.8               (1.3)
     Deferred securities valuation gains                               103.8               95.9
     Minimum pension liability                                        (517.0)            (517.0)
                                                                  ---------------    -------------
       Accumulated non-owner changes in shareholders equity          $(945.5)           $(988.9)
                                                                  ===============    =============

         Net income plus non-owner changes in shareholders equity, net of applicable taxes, for the quarter ended March 31 follows (in millions):

                                                                                First Quarter
                                                                         -----------------------------
                                                                                2005             2004
                                                                         ------------    -------------
     Net income                                                               $512.8           $549.9
     Foreign currency translation gains                                         30.4             81.6
     Net change in deferred hedging gains/(losses)                               5.1            (10.7)
     Deferred securities valuation gains                                         7.9             13.1
                                                                         ------------    -------------
        Net income plus non-owner changes in shareholders equity              $556.2           $633.9
                                                                         ============    =============


5.   Goodwill
     --------

     Following is goodwill by business segment, as of March 31, 2005 and December 31, 2004 (in millions). Goodwill is included in either other assets or investment in affiliated companies, as appropriate, in the consolidated balance sheet. The change in goodwill during 2005 is due to fluctuations in foreign currency exchange rates.

                                                             Mar. 31, 2005            Dec. 31, 2004
                                                         ---------------------     --------------------
     Domestic Beer                                                 $21.2                     $21.2

     International Beer                                          1,173.3                   1,177.8

     Packaging                                                      21.9                      21.9

     Entertainment                                                 288.3                     288.3
                                                         ---------------------     --------------------
        Total goodwill                                          $1,504.7                  $1,509.2
                                                         =====================     ====================



6.   Derivatives
     -----------

     Anheuser-Busch accounts for its derivatives in accordance with FAS 133, "Accounting for Derivatives and Other Hedging Instruments," and therefore defers hedging gains and losses that are effective at offsetting price changes in the underlying hedged exposures. The company reclassified deferred gains of $0.6 million and deferred losses of $4.5 million from non-owner changes in shareholders equity into operating income during the first quarter 2005 as underlying hedged transactions occurred.

     The company recognized net losses due to hedge ineffectiveness totaling $0.3 million for the first quarter 2005, compared to net gains of $24.1 million for first quarter 2004. The first quarter 2004 gain includes $19.5 million related to the sale of commodity hedges, which is reported in other income and classified as a corporate item for segment reporting.

7.   Stock Based Compensation
     ------------------------

     The company currently accounts for employee stock options in accordance with FAS 123, "Accounting for Stock-Based Compensation." Under FAS 123, the company recognizes no compensation expense related to stock options and instead provides pro forma disclosures of net income and earnings per share as if compensation expense had been recognized based on the fair value of the stock options on the grant date.

     In the first quarter 2005, for pro forma reporting purposes Anheuser-Busch began assuming 100% amortization of all non-forfeitable stock options at the grant date. The company previously assumed all stock options were amortized over a three-year vesting period. The company expects full year 2005 pro forma stock option expense in the range of $.13 - $.15 per share. Following is the pro forma impact on net income and earnings per share for the first quarter ended March 31 (in millions, except per share).

                                                                   First Quarter
                                                             --------------------------
                                                                    2005         2004
                                                             --------------------------
Reported Net Income                                               $512.8       $549.9

Pro Forma Impact of Expensing Stock Options                        (12.4)       (29.1)
                                                             -------------------------

         Pro Forma Net Income                                     $500.4       $520.8
                                                             =========================

Reported Basic Earnings Per Share                                   $.66         $.68

Pro Forma Impact of Expensing Stock Options                         (.02)        (.04)
                                                             -------------------------

         Pro Forma Basic Earnings Per Share                         $.64         $.64
                                                             =========================

Reported Diluted Earnings Per Share                                 $.65         $.67

Pro Forma Impact of Expensing Stock Options                         (.02)        (.04)
                                                             -------------------------

         Pro Forma Diluted Earnings Per Share                       $.63         $.63
                                                             =========================

     In December 2004, the FASB issued revised and renamed guidance on stock option accounting, FAS 123R, "Share-Based Payment." FAS 123R requires compensation expense related to stock options to be recognized in the income statement, based on the fair value of options at the date of grant. FAS 123R is required to be adopted in the first quarter 2006. Anheuser-Busch is currently evaluating when it will adopt FAS 123R.

8.   Pension and Postretirement Health Care Expense
     ----------------------------------------------

     The components of quarterly expense for pensions and postretirement health care benefits are shown below for the first quarter of 2005 and 2004 (in millions):

                                                                                                      Postretirement
                                                                            Pensions                    Health Care
                                                                      ---------------------       ------------------------
                                                                        2005        2004            2005          2004
                                                                      --------    ---------       ---------   ------------
    Service cost (benefits earned during the period)                    $24.3        $20.3            $6.2           $5.9

    Interest cost on benefit obligation                                  42.2         39.6             9.6            9.4

    Assumed return on plan assets                                       (49.0)       (47.7)            ---            ---

    Amortization of prior service cost and net actuarial
    (gains)/losses                                                       22.0         15.6            (1.7)          (0.8)
                                                                      --------    ---------       ---------   ------------

    Expense for defined benefit plans                                    39.5         27.8            14.1           14.5

    Cash contributed to multi-employer pension plans                      3.9          4.1             ---            ---

    Cash contributed to defined contribution pension plans                4.7          4.6             ---            ---
                                                                      --------    ---------       ---------   ------------

          Total quarterly expense                                       $48.1        $36.5           $14.1          $14.5
                                                                      ========    =========       =========   ============

9.   Tsingtao Bond Conversion
     ------------------------

     In April 2005, the company converted its two remaining Tsingtao convertible bonds into Series H common shares, thereby increasing its economic ownership in Tsingtao from 9.9% to 27%. The conversion increases Anheuser-Busch's voting stake in Tsingtao to 20% and allows the company to nominate an additional director, giving the company two of 11 board seats. Because of the additional share ownership and board representation, Anheuser-Busch believes it can exercise significant influence over Tsingtao and will therefore begin applying the equity method of accounting for the Tsingtao investment in the second quarter 2005.

10.  Contingencies
     -------------

     In January 1997, Maris Distributing Company, Inc., a former Anheuser-Busch wholesaler in Florida, initiated litigation against the company alleging breach of contract and 12 other claims. Anheuser-Busch terminated its distribution agreement with Maris Distributing in March 1997. During the course of litigation, nine claims were resolved in favor of Anheuser-Busch and a defamation claim brought by Maris was mistried. In August 2001, a jury rendered a verdict against the company in the amount of $50 million on two remaining claims. The court subsequently awarded plaintiffs an additional $22.6 million in accumulated prejudgment interest on the jury award, which continues to accrue at a rate that is fixed annually. Prejudgment interest is now approximately $36 million. Anheuser-Busch continues to believe it acted appropriately in terminating the distribution agreement of Maris Distributing. In May 2003, the Court of Appeals remanded the case to the trial court for resolution of issues relating to the defamation claim. In September 2003, the trial court determined that Maris Distributing's amended defamation claim could proceed. The trial of the defamation claim is scheduled to begin August 1, 2005. Anheuser-Busch is vigorously contesting that claim. The appeals of the 2001 verdict cannot be heard by the Court of Appeals until matters relating to the defamation claim are resolved. The company continues to vigorously contest the verdict. However, resolution is not expected to occur quickly and the ultimate impact of this matter on the company's financial position, results of operations or cash flows cannot presently be predicted. The company's results do not include any expense related to the Maris Distributing judgment or interest for any period shown.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION

         This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Anheuser-Busch Companies, Inc. for the first quarter ended March 31, 2005, compared to the first quarter ended March 31, 2004, and the year ended December 31, 2004. This discussion should be read in conjunction with the consolidated financial statements and notes included in the company's annual report to shareholders for the year ended December 31, 2004.

         This discussion contains forward-looking statements regarding the company's expectations concerning its future operations, earnings and prospects. On the date the forward-looking statements are made, the statements represent the company's expectations, but the company's expectations concerning its future operations, earnings and prospects may change. The company's expectations involve risks and uncertainties (both favorable and unfavorable) and are based on many assumptions that the company believes to be reasonable, but such assumptions may ultimately prove to be inaccurate or incomplete, in whole or in part. Accordingly, there can be no assurances that the company's expectations and the forward-looking statements will be correct. Important factors that could cause actual results to differ (favorably or unfavorably) from the expectations stated in this discussion include, among others, changes in the pricing environment for the company's products; changes in U.S. demand for malt beverage products, including as a result of changes in U.S. demand for other alcohol beverages; changes in consumer preference for the company's malt beverage products; changes in the cost of marketing the company's malt beverage products; regulatory or legislative changes, including changes in beer excise taxes at either the federal or state level and changes in income taxes; changes in the litigation to which the company is a party; changes in raw materials prices; changes in packaging materials costs; changes in interest rates; changes in foreign currency exchange rates; unusual weather conditions that could impact beer consumption in the U.S.; changes in attendance and consumer spending patterns for the company's theme park operations; changes in demand for aluminum beverage containers; changes in the company's international beer business or in the beer business of the company's international equity partners; changes in the company's credit rating resulting from future acquisitions or divestitures; and the effect of stock market conditions on the company's share repurchase program. Anheuser-Busch disclaims any obligation to update any of these forward-looking statements.

RESULTS OF OPERATIONS
---------------------

         Anheuser-Busch had a challenging first quarter in its domestic beer business, with both the beer industry and the company experiencing volume declines along with higher commodity cost pressures. The company has a number of initiatives in place to enhance beer volume growth, including introduction of new products, led by Budweiser Select, increased investments in domestic marketing, stepped-up on-premise sales initiatives and tactical price promotions. Anheuser-Busch is confident the company will successfully restore its volume and market share growth momentum.

         Consolidated net sales increased 2.5% in the first quarter 2005 and reported earnings per share decreased 3.0%. Reported earnings per share for both 2005 and 2004 include one-time gains --- a $15.4 million pretax gain in 2005 related to the sale of the company's 13% equity interest in Port Aventura, a theme park located near Barcelona, Spain, and a $19.5 million pretax gain in 2004 related to the sale of commodity hedges. Excluding the one-time gains in both 2005 and 2004 to make the results comparable, first quarter 2005 earnings per share decreased 4.5% (see additional discussion on page 18). The company is currently forecasting earnings per share growth in the low single-digit percent range for 2005, excluding one-time gains, as shown below.

                                                                 Earnings Per Share
                                                        -------------------------------------
                                                               2005                 2004                Increase
                                                        --------------------     ------------       ------------------
Projected / Reported                                       $2.78 - $2.86            $2.77

Gain on Sale of Spanish Theme Park                            (.024)                  --
Commodity Hedge Gain                                            --                  (.015)
Gain on Sale of CCU                                             --                  (.018)
Deferred Income Tax Benefit Due to
  Mexican Income Tax Rate Reduction                             --                  (.012)
                                                        --------------------     ------------

Excluding One-Time Items                                   $2.76 - $2.84            $2.73              +1% to +4%
                                                        ====================     ============       ==================

BEER SALES RESULTS
------------------

         The company's beer volume is summarized in the following table:

----------------------------------------------------------------------------------------------------------
                                    Beer Volume (millions of barrels)
 --------------------------------------------------------------------------------------------------------
                                                 First Quarter                   2005 versus 2004
                                         ----------------------------------------------------------------
                                              2005            2004          Barrels             %
                                         --------------   -------------   -------------    --------------
Domestic                                           24.4            25.1          Dn 0.7           Dn 2.7%
International                                       4.4             1.9          Up 2.5         Up 130.8%
                                         -----------------------------------------------------------------
    Worldwide A-B Brands                           28.8            27.0          Up 1.8           Up 6.6%
Int'l Equity Partner Brands                         4.3             4.4          Dn 0.1           Dn 1.6%
                                         -----------------------------------------------------------------
    Total Brands                                   33.1            31.4          Up 1.7           Up 5.5%
                                         =================================================================
----------------------------------------------------------------------------------------------------------

         Domestic volume represents Anheuser-Busch beer produced and shipped within the United States. Domestic beer sales-to-wholesalers decreased 2.7% for the first quarter 2005 versus the first quarter 2004, to 24.4 million barrels. Wholesaler inventories at the end of the first quarter were about one-and-one-half days higher than at the end of the first quarter last year, representing a reduction of approximately one day versus the two-and-one-half day differential at the end of 2004.

         Wholesaler sales-to-retailers were down 1.0% in the first quarter 2005 versus 2004 on a comparable selling day basis due to generally weak industry volume conditions and the comparison with the strong performance of Michelob ULTRA last year. Bud family sales-to-retailers increased in the first quarter 2005, driven by solid Bud Light growth and the national introduction in late February of Budweiser Select.

         The company's estimated domestic market share (excluding exports) for the first quarter 2005 was 51.2%, compared to first quarter 2004 market share of 51.7%. Domestic market share is based on estimated U.S. beer industry shipment volume using information provided by the Beer Institute and the U.S. Department of Commerce.

         International volume consisting of Anheuser-Busch brands produced overseas by company-owned breweries and under license and contract brewing agreements, plus exports from the company's U.S. breweries to markets around the world, increased 131% for the first quarter 2005, to 4.4 million barrels. International beer volume in the first quarter 2005 includes 2.5 million barrels related to Harbin Brewery Group (acquired in the third quarter 2004). Excluding Harbin, international beer volume decreased 1.6% primarily due to lower Budweiser sales volume in China. Worldwide Anheuser-Busch brands volume is comprised of domestic volume and international volume, and rose 6.6% for the first quarter 2005 versus 2004, to 28.8 million barrels.

         Total brands volume, which combines worldwide Anheuser-Busch brand volume with equity partner brands volume (representing the company's share of its foreign equity partners' volume on a one-month lag basis) was 33.1 million barrels in the first quarter 2005, up 1.7 million barrels, or 5.5% over first quarter 2004. International equity partner brands volume declined 1.6% for the first quarter of 2005 versus 2004, due to the loss of volume from the sale of the company's equity investment in Compania Cervecerias Unidas S.A. (CCU), partially offset by Modelo volume growth. Excluding CCU volume from 2004, equity partner volume increased 275,000 barrels, or 6.8% in the first quarter 2005.

FIRST QUARTER 2005 FINANCIAL RESULTS
------------------------------------

     Key operating results for the first quarter 2005 versus 2004 are summarized below:

----------------------------------------------------------------------------------------------------------------------
                                                                     ($ in millions, except per share)
                                               -----------------------------------------------------------------------
                                                                                                 Change
                                                         First Quarter                      2005 versus 2004
                                               ----------------------------------  -----------------------------------
                                                     2005              2004               $                 %
                                               ----------------  ----------------  ----------------  -----------------
Gross Sales                                              $4,085            $4,003            Up $82           Up 2.1%
Net Sales                                                $3,564            $3,477            Up $87           Up 2.5%
Income Before Income Taxes                                 $644              $754           Dn $110          Dn 14.5%
Equity Income, Net of Tax                                  $106               $89            Up $17          Up 19.2%
Net Income                                                 $513              $550            Dn $37           Dn 6.7%
Diluted Earnings per Share                                 $.65              $.67           Dn $.02           Dn 3.0%
----------------------------------------------------------------------------------------------------------------------

         Anheuser-Busch achieved gross sales of $4.1 billion during the first quarter 2005, an increase of $82 million, or 2.1% over first quarter 2004 gross sales. Net sales were $3.6 billion, an increase of $87 million, or 2.5% compared to the first quarter 2004. The difference between gross and net sales in 2005 reflects beer excise taxes of $521 million on sales of the company's products.

         The increases in both gross and net sales were primarily due to sales increases for international beer, packaging and entertainment operations. International beer net sales increased 29% primarily due to the Harbin acquisition. Commodity-based packaging operations net sales increased 15% due to higher can and recycling revenues attributable to higher aluminum prices and entertainment segment sales increased 14% due to higher attendance primarily due to the Easter holiday in the first quarter 2005, admissions pricing and in-park spending. Domestic beer segment net sales decreased 1.3% primarily due to lower beer sales volume partially offset by higher revenue per barrel.

         Domestic revenue per barrel grew 1.6% in the first quarter 2005 versus the first quarter 2004, reflecting the implementation of two-phase price increases in October 2004 and February 2005 on approximately two-thirds of the company's domestic volume, partially offset by the tactical pricing actions and unfavorable product mix from lower Bacardi Silver and Michelob ULTRA sales volumes. Domestic revenue per barrel is calculated as net sales generated by the company's domestic beer operations on barrels of beer sold, determined on a U.S. GAAP basis, divided by the volume of beer shipped from the company's breweries to U.S. wholesalers.

         Cost of sales for the first quarter 2005 was $2.2 billion, an increase of $154 million, or 7% compared to the first quarter 2004. The increase in cost of sales is attributable to higher costs for all of the company's major business segments, including higher plant operating and transportation costs for domestic beer; higher costs associated with the Harbin acquisition for international beer; increased aluminum costs, higher can plant operating costs and higher glass manufacturing costs for the commodity-based packaging businesses; and higher park operating expenses in entertainment operations. Gross profit as a percentage of net sales was 37.5% for the first quarter 2005, down 290 basis points from 40.4% for the first quarter 2004, primarily due to the decline in domestic beer volume and increased beer production costs.

         Marketing, distribution and administrative expenses for the first quarter 2005 were $604 million, an increase of $22 million, or 3.7% compared with first quarter 2004. The increase in this category for the first quarter 2005 is due to increased domestic marketing and selling costs, primarily for the Bud Family, including the national introduction of Budweiser Select, increased international beer marketing costs, and higher distribution costs for company-owned beer wholesalers.

         Operating income was $732 million, a decrease of $89 million, or 11% for the first quarter 2005 versus 2004. Operating margin for the first quarter 2005 decreased 300 basis points, to 20.6% due primarily to reduced domestic beer sales and higher operating costs.

         Interest expense less interest income was $112.8 million for the first quarter 2005, an increase of $12.2 million, or 12% compared to the first quarter 2004. The increase for 2005 is due to higher average outstanding debt balances compared to prior year. Interest capitalized of $5.2 million for the first quarter 2005 was level with 2004.

         Other income/expense, net reflects the impact of numerous items not directly related to the company's operations. For the first quarter of 2005 and 2004, the company had other income of $19.5 million and $27.6 million, respectively. Other income for 2005 includes the $15.4 million pretax gain ($.024 per share) from the sale of the company's equity interest in Port Aventura. Other income for the first quarter 2004 includes the one-time pretax gain of $19.5 million from the sale of commodity derivatives. For business segment reporting purposes, both gains are reported as corporate items. First quarter 2004 results also include a $19.1 million pretax gain ($.014 per share) related to the sale of two beer wholesaler partnerships, which is reported in the domestic beer segment.

         Income before income taxes for the first quarter 2005 was $644.3 million, a decrease of $110 million, or 14.5% versus first quarter 2004. This decrease primarily reflects lower profits in domestic beer, higher interest expense and lower one-time gains, partially offset by improved entertainment segment results due primarily to the Easter holiday in the first quarter 2005.

         Domestic beer pretax profits declined 9% due to lower beer sales volume, higher energy and plant operations costs and the incremental costs to support the company's stepped-up marketing and sales efforts.

         International beer pretax income was down 5% primarily due to lower Budweiser volume in China and lower operating profits in the United Kingdom, partially offset by the inclusion of Harbin results. The company completed its acquisition of Harbin and began consolidating Harbin results in the third quarter 2004.

         Packaging segment pretax profits were down 3% primarily due to higher materials cost for glass manufacturing operations.

         Entertainment segment pretax results improved 42% due to increased attendance, admissions pricing and in-park spending, partially offset by higher park operating expenses.

         Equity income increased $17 million in the first quarter 2005 versus 2004, primarily reflecting the benefit of Grupo Modelo volume growth and a lower Mexican income tax rate. Equity income for the first quarter of 2004 includes the company's pro rata share of CCU earnings. The company sold its equity stake in CCU in the fourth quarter 2004.

         Anheuser-Busch's effective tax rate was 36.8% in the first quarter 2005 versus 38.8% in the first quarter 2004, and includes the impact of deferred income taxes related to the sale of the Spanish theme park and the benefit from certain domestic manufacturing activities under the American Jobs Creation Act.

         Net income of $512.8 million in the first quarter of 2005 represented a decrease of $37 million, or 7% compared to 2004. Diluted earnings per share were $.65, a decrease of 3% compared to the first quarter 2004. Earnings per share benefited from the company's repurchase of 9.9 million shares in the first quarter 2005 under the company's on-going share repurchase program. Excluding the one-time gains from the sale of the Spanish theme park in 2005 and from the sale of commodity hedges in 2004, which better reflects underlying operations, diluted earnings per share would have been $.63, or a decrease of 4.5%, as shown below.



                                                        Income          Provision
                                                        Before             for
                                                        Income            Income            Net           Earnings
                                                         Taxes            Taxes            Income         Per Share
                                                      ------------    ---------------    ------------    -------------
First Quarter 2005
------------------
Reported                                                  $644.3           $(237.4)         $512.8           $.65
Gain on Sale of Spanish Theme Park                         (15.4)             (3.5)          (18.9)          (.02)
                                                      ------------    ---------------    ------------    -------------
Excluding One-Time Gain                                   $628.9           $(240.9)         $493.9           $.63
                                                      ============    ===============    ============    =============

First Quarter 2004
------------------
Reported                                                  $753.6           $(292.6)         $549.9           $.67
Commodity Hedge Gain                                       (19.5)              7.4           (12.1)          (.015)
                                                      ------------    ---------------    ------------    -------------
Excluding One-Time Gain                                   $734.1           $(285.2)         $537.8           $.66
                                                      ============    ===============    ============    =============

Earnings Per Share Decrease
---------------------------
Reported                                                                                      (6.7)%        (3.0)%
                                                                                         ============    =============
Excluding One-Time Gains                                                                      (8.2)%        (4.5)%
                                                                                         ============    =============


LIQUIDITY AND FINANCIAL CONDITION
---------------------------------

         Cash at March 31, 2005 was $152 million, a decrease of $76 million from the December 31, 2004 balance. The primary source of the company's cash flow is cash generated by operations. Principal uses of cash are capital expenditures, share repurchase, dividends and business investments. The company generated operating cash flow before the change in working capital of $652 million for the first quarter 2005. See the consolidated statement of cash flows for detailed information. Cash generated by the company's business segments is projected to exceed funding requirements for each segment's anticipated capital spending. The net issuance of debt provides an additional source of cash as necessary for share repurchase, dividends and business investments. The nature, extent and timing of debt financing varies depending on the company's evaluation of existing market conditions and other factors.

         The company's debt balance increased $307 million since December 31, 2004, compared to an increase of $247 million during the first quarter 2004. The details of the quarterly changes in debt are outlined below.

Increases
----------------------------------------------------------------------------------------------------------------------
                                                                        Amount                Interest Rate
                           Description                                (Millions)           (Fixed Unless Noted)
----------------------------------------------------------------------------------------------------------------------
First Three Months of 2005
--------------------------
Commercial Paper                                                             $278.3  2.49% Wtd. avg., floating
United Kingdom Brewery Capital Lease Obligation                                53.7  6.25%
Other                                                                           0.4  Various
                                                                    ----------------
                                                                             $332.4
                                                                    ================


First Three Months of 2004
--------------------------
U.S. Dollar Notes                                                            $300.0  5.0%
Commercial Paper                                                              192.0  1.02% Wtd. avg., floating
Industrial Revenue Bonds                                                        1.0  5.875%
Issuance Discounts                                                             (0.8) N/A
Other, net                                                                      8.4  Various
                                                                    ----------------
                                                                             $500.6
--------------------------------------------------------------------================----------------------------------


Reductions
----------------------------------------------------------------------------------------------------------------------
                                                                        Amount                Interest Rate
                           Description                                (Millions)           (Fixed Unless Noted)
----------------------------------------------------------------------------------------------------------------------
First Three Months of 2005
--------------------------
U.S. Dollar Notes                                                              $0.4  5.35%
Chinese Renminbi-Denominated Bank Loans                                        21.6  5.41% Wtd. avg.
Other                                                                           3.4  Various
                                                                   -----------------
                                                                              $25.4
                                                                   =================


First Three Months of 2004
--------------------------
Euro Notes                                                                   $200.0  6.5%
ESOP Guarantee (Expired March 31, 2004)                                        46.3  8.25%
Other, net                                                                      7.4  Various
                                                                   -----------------
                                                                             $253.7
-------------------------------------------------------------------=================----------------------------------


         The company has $1.75 billion of debt available for issuance through existing SEC shelf registrations.

         The company's commercial paper borrowings of $1.4 billion at March 31, 2005 were classified as long-term, since commercial paper is maintained on a long-term basis with on-going support provided by the company's $2 billion revolving credit agreement.

         Capital expenditures during the first quarter 2005 were $277 million, compared to $199 million for the first quarter 2004. Full year 2005 capital expenditures are expected in the range of $1 billion to $1.1 billion.

         At its April 2005 meeting, the Board of Directors declared a regular quarterly dividend of $.245 per share on outstanding shares of the company's common stock, payable June 9, 2005, to shareholders of record May 9, 2005. The dividend rate for the comparable 2004 period was $.22 per share.

         There have been only normal and recurring changes in the company's cash commitments since December 31, 2004.

         Return on capital employed for the 12 months ended March 31, 2005 was 17.9%, compared to 18.8% for the 12 months ended March 31, 2004. Return on capital employed is computed as 12 months of net income before after-tax net interest (interest expense less interest capitalized) divided by average net investment. Net investment is defined as total assets less non-debt current liabilities. For the 12 months ended March 31, 2005, after-tax net interest expense was $259 million, calculated as pretax net interest expense of $418 million less income taxes applied using a 38% tax rate. For the 12 months ended March 31, 2004, after-tax net interest expense was $235 million, calculated as pretax net interest expense of $379 less income taxes applied using a 38% tax rate.

ITEM 3.  RISK MANAGEMENT

         The company's derivatives holdings fluctuate during the year based on normal and recurring changes in purchasing and production activity. The company has experienced slightly higher derivatives use over the last few years as raw material inputs have increased in conjunction with increases in domestic beer volume. Since December 31, 2004, there have been no significant changes in the company's interest rate, foreign currency or commodity exposures. There have been no changes in the types of derivative instruments used to hedge the company's exposures. Underlying commodity market conditions have been trending towards higher prices.

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

         The chief executive officer and chief financial officer evaluated the company's disclosure controls and procedures as of the end of the quarter ended March 31, 2005 and have concluded that they are effective as of March 31, 2005 in providing reasonable assurance that such information is identified and communicated on a timely basis. Additionally, there were no changes in the company's internal control over financial reporting during the quarter that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.





                         PART II - OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

         The company is a party to a lawsuit with the Maris Distributing Company. Information regarding this lawsuit is contained in Note 10, "Contingencies," on page 10.

         A law firm has named the company (and many other brewers and distillers) as a defendant in very similar class action lawsuits in Florida, Michigan, New Jersey, Ohio, Wisconsin and West Virginia state courts. In these suits, the parents of illegal underage drinkers are suing to recover the sums that their offspring purportedly spent illegally buying alcohol from persons or entities other than the defendants. Each suit alleges negligence, unjust enrichment, violation of the state's Sales Practices Act, and civil conspiracy. The Wisconsin suit also contains public nuisance and negligence per se counts. Each suit seeks money damages, punitive damages, and injunctive and equitable relief, including so-called disgorgement of profits allegedly attributable to underage drinking. The company removed the Ohio case to federal court in the Northern District of Ohio in June 2004. The company believes that it has strong legal and factual defenses to these class actions and intends to defend itself vigorously.

ITEM 2.  CHANGES IN SECURITIES

         On January 4, 2005, the company issued out of treasury shares a total of 3,795 shares of the company's common stock ($1 par value) to four members of the Board of Directors of the company in lieu of cash for all or a portion of those members' 2005 annual retainer fee pursuant to the company's Non-Employee Director Elective Stock Acquisition Plan. These transactions were exempt from registration and prospectus delivery requirements of the Securities Act of 1933 pursuant to Section 4(2) of the Act.


         Following are the company's monthly common stock purchases during the first quarter 2005 (in millions, except per share):

                                                                              Shares            Avg. Price
                                                                          ----------------    ----------------
Shares Remaining Authorized Under Disclosed
Repurchase Programs at January 1, 2005                                            44.3
                                                                          ----------------

Share Repurchases
-----------------

January                                                                            5.5                $49.34
                                                                                              ================

February                                                                           3.1                $48.39
                                                                                              ================

March                                                                              1.3                $47.50
                                                                          ----------------    ================

Total                                                                              9.9                $48.81
                                                                          ----------------    ================

Shares Remaining Authorized Under Disclosed
Repurchase Programs at March 31, 2005                                             34.4
                                                                          ================

         All shares are repurchased under Board of Directors authorization. The Board authorized the current program to repurchase 100 million shares in March 2003. There is no prescribed termination date for this program. The numbers of shares shown include shares delivered to the company to exercise stock options.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the annual meeting of shareholders of the company held April 27, 2005, the following matters were voted on:

     1. Election of John E. Jacob, Charles F. Knight, Joyce M. Roche, Henry Hugh Shelton and Patrick T. Stokes to serve as directors of the company for a term of three years.

                                              For               Withheld
                                        ---------------    -----------------
              John E. Jacob               674,694,110          21,940,581
              Charles F. Knight           657,363,344          39,271,347
              Joyce M. Roche              682,240,825          14,393,866
              Henry Hugh Shelton          682,390,191          14,244,500
              Patrick T. Stokes           658,011,593          38,623,098

     2.  Approve the Officer Bonus Plan, as amended

           For          640,914,111
           Against       40,503,311
           Abstain       15,216,567
           Non-Votes              0

     3.  Approve the 1998 Incentive Stock Plan, as amended.

           For          470,263,112
           Against      119,246,830
           Abstain       14,885,146
           Non-Votes     92,239,603

     4. Approve the appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm for 2005.

           For          676,326,618
           Against       13,959,693
           Abstain        6,348,380
           Non-Votes              0


ITEM 6.  EXHIBITS

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

                                   ANHEUSER-BUSCH COMPANIES, INC.
                                   (Registrant)


                                   /s/ W. Randolph Baker
                                   --------------------------------------------
                                   W. Randolph Baker
                                   Vice President and Chief Financial Officer
                                   (Chief Financial Officer)
                                   April 29, 2005


                                   /s/ John F. Kelly
                                   --------------------------------------------
                                   John F. Kelly
                                   Vice President and Controller
                                   (Chief Accounting Officer)
                                   April 29, 2005