Form 10-Q
period 2005-06-30
ANHEUSER-BUSCH COMPANIES, INC.
filed 2005-07-28
CIK 310569

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                                  FORM 10-Q


                 Quarterly Report Under Section 13 or 15(d)
                   Of the Securities Exchange Act of 1934



                       For Quarter Ended June 30, 2005



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

     $1 Par Value Common Stock - 776,779,707 shares as of June 30, 2005

                                  Anheuser-Busch Companies, Inc. and Subsidiaries
                                       Consolidated Balance Sheet (Unaudited)


-------------------------------------------------------------------------------------------------------------------
                                                                         June 30,                      December 31,
 (In millions, except per share)                                           2005                           2004
                                                                        ---------                      ------------
Assets
Current Assets:
    Cash                                                                   $137.1                          $228.1
    Accounts receivable                                                     963.9                           696.1
    Inventories:
        Raw materials and supplies                                          378.1                           405.0
        Work in progress                                                    103.1                            80.0
        Finished goods                                                      229.3                           205.3
          Total inventories                                                 710.5                           690.3
    Other current assets                                                    230.5                           203.9
                                                                        ---------                       ---------
    Total current assets                                                  2,042.0                         1,818.4
Investments in affiliated companies                                       3,060.7                         3,150.2
Plant and equipment, net                                                  8,986.5                         8,847.4
Intangible assets, including goodwill of $996.6 and $984.1                1,201.3                         1,191.9
Other assets                                                              1,098.9                         1,165.5
                                                                        ---------                       ---------
          Total Assets                                                  $16,389.4                       $16,173.4
                                                                        =========                       =========

Liabilities and Shareholders Equity
Current Liabilities:
    Accounts payable                                                    $ 1,155.4                       $ 1,194.8
    Accrued salaries, wages and benefits                                    267.9                           291.4
    Accrued taxes                                                           235.8                           152.9
    Accrued interest                                                        128.6                           125.2
    Other current liabilities                                               254.9                           204.7
                                                                        ---------                       ---------
    Total current liabilities                                             2,042.6                         1,969.0
                                                                        ---------                       ---------
Postretirement benefits                                                     443.7                           454.2
                                                                        ---------                       ---------
Debt                                                                      8,275.3                         8,278.6
                                                                        ---------                       ---------
Deferred income taxes                                                     1,617.4                         1,727.2
                                                                        ---------                       ---------
Other long-term liabilities                                               1,077.0                         1,076.3
                                                                        ---------                       ---------
Shareholders Equity:
    Common stock, $1.00 par, authorized 1.6 billion shares                1,466.7                         1,463.0
    Capital in excess of par value                                        1,543.6                         1,425.3
    Retained earnings                                                    16,145.7                        15,407.2
    Treasury stock, at cost                                             (15,214.0)                      (14,638.5)
    Accumulated non-owner changes in equity                              (1,008.6)                         (988.9)
                                                                        ---------                       ---------
    Total Shareholders Equity                                             2,933.4                         2,668.1
                                                                        ---------                       ---------
Commitments and contingencies                                                --                              --
                                                                        ---------                       ---------
          Total Liabilities and Shareholders Equity                     $16,389.4                       $16,173.4
                                                                        =========                       =========

-------------------------------------------------------------------------------------------------------------------

See the accompanying footnotes on pages 5 -- 13.

                                        Anheuser-Busch Companies, Inc. and Subsidiaries
                                           Consolidated Income Statement (Unaudited)


------------------------------------------------------------------------------------------------------------------------------
                                                          Second Qtr.                              First Six Months
(In millions, except per share)                         Ended June 30,                              Ended June 30,
                                                ------------------------------              ------------------------------
                                                  2005                  2004                  2005                  2004
                                                --------              --------              --------              --------
Gross sales                                     $4,597.3              $4,597.2              $8,682.4              $8,600.2

     Excise taxes                                 (579.2)               (587.2)             (1,100.6)             (1,113.2)
                                                --------              --------              --------              --------
Net sales                                        4,018.1               4,010.0               7,581.8               7,487.0

     Cost of sales                              (2,476.0)             (2,331.2)             (4,703.2)             (4,404.5)
                                                --------              --------              --------              --------
Gross profit                                     1,542.1               1,678.8               2,878.6               3,082.5

     Marketing, distribution and
        administrative expenses                   (697.1)               (654.3)             (1,301.2)             (1,236.6)
                                                --------              --------              --------              --------
Operating income                                   845.0               1,024.5               1,577.4               1,845.9

     Interest expense                             (115.9)               (105.9)               (230.7)               (207.6)

     Interest capitalized                            5.5                   5.8                  10.7                  11.0

     Interest income                                 0.2                   0.4                   2.2                   1.5

     Other income, net                               1.2                   2.4                  20.7                  30.0
                                                --------              --------              --------              --------
Income before income taxes                         736.0                 927.2               1,380.3               1,680.8

     Provision for income taxes                   (266.2)               (360.0)               (503.6)               (652.6)

Equity income, net of tax                          137.2                 106.3                 243.1                 195.2
                                                --------              --------              --------              --------
Net income                                        $607.0                $673.5              $1,119.8              $1,223.4
                                                ========              ========              ========              ========
Basic earnings per share                            $.78                  $.84                 $1.44                 $1.52
                                                ========              ========              ========              ========
Diluted earnings per share                          $.78                  $.83                 $1.43                 $1.50
                                                ========              ========              ========              ========



------------------------------------------------------------------------------------------------------------------------------

See the accompanying footnotes on pages 5 -- 13.

                                   Anheuser-Busch Companies, Inc. and Subsidiaries
                                   Consolidated Statement of Cash Flows (Unaudited)


---------------------------------------------------------------------------------------------------------------------
                                                                                             First Six Months
(In millions)                                                                                 Ended June 30,
                                                                                      -------------------------------
                                                                                        2005                   2004
                                                                                      --------               --------
Cash flow from operating activities:

     Net Income                                                                       $1,119.8               $1,223.4

     Adjustments to reconcile net income to cash provided by operating activities:

         Depreciation and amortization                                                   481.0                  457.1

         (Decrease) / Increase in deferred income taxes                                  (55.0)                  33.3

         Undistributed earnings of affiliated companies                                  (39.5)                 (16.2)

         Gain on sale of business                                                        (15.4)                  ---

         Other, net                                                                      102.9                   93.8
                                                                                      --------               --------

     Operating cash flow before changes in working capital                             1,593.8                1,791.4

         Increase in working capital                                                    (244.7)                (235.2)
                                                                                      --------               --------

     Cash provided by operating activities                                             1,349.1                1,556.2
                                                                                      --------               --------


Cash flow from investing activities:

     Capital expenditures                                                               (565.4)                (441.7)

     Proceeds from sale of business                                                       48.3                   ---

     Acquisitions                                                                          --                  (441.3)
                                                                                      --------               --------

     Cash used for investing activities                                                 (517.1)                (883.0)
                                                                                      --------               --------


Cash flow from financing activities:

     Increase in debt                                                                      3.7                  963.5

     Decrease in debt                                                                    (57.9)                (502.9)

     Dividends paid to shareholders                                                     (381.3)                (354.3)

     Acquisition of treasury stock                                                      (575.5)                (792.2)

     Shares issued under stock plans                                                      88.0                   82.6
                                                                                      --------               --------

     Cash used for financing activities                                                 (923.0)                (603.3)
                                                                                      --------               --------

Net (decrease) / increase in cash during the period                                      (91.0)                  69.9

Cash, beginning of period                                                                228.1                  191.1
                                                                                      --------               --------

Cash, end of period                                                                     $137.1                 $261.0
                                                                                      ========               ========

---------------------------------------------------------------------------------------------------------------------

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

2.   Business Segments Information
     -----------------------------

         Comparative business segment information for the second quarter and first six months ended June 30 are presented below (in millions):

                       ----------------------------------------------------------------------------------------
       SECOND               Domestic         Int'l                                    Corporate
       QUARTER                  Beer          Beer     Packaging     Entertain.        & Elims.        Consol.
---------------------------------------------------------------------------------------------------------------
2005

Gross Sales                 $3,432.1         296.8         648.9          320.9          (101.4)      $4,597.3

Net Sales:
- Intersegment                  $0.7            --         227.5             --          (228.2)           $--
- External                  $2,912.7         236.3         421.4          320.9           126.8       $4,018.1

Income Before
  Income Taxes                $773.3          26.0          44.5           78.0          (185.8)        $736.0

Equity Income,
  Net of Tax                      --        $137.2            --             --              --         $137.2

Net Income                    $479.5         153.3          27.6           48.4          (101.8)        $607.0
---------------------------------------------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------------
2004

Gross Sales                 $3,558.2         237.5         625.8          312.5          (136.8)      $4,597.2

Net Sales:
- Intersegment                  $0.7            --         237.9             --          (238.6)           $--
- External                  $3,020.6         187.5         387.9          312.5           101.5       $4,010.0

Income Before
  Income Taxes                $951.6          31.1          52.5           81.8          (189.8)        $927.2

Equity Income,
  Net of Tax                      --        $106.3            --             --              --         $106.3

Net Income                    $589.9         125.6          32.6           50.7          (125.3)        $673.5
---------------------------------------------------------------------------------------------------------------






                       ----------------------------------------------------------------------------------------
        FIRST               Domestic        Int'l                                     Corporate
     SIX MONTHS                 Beer         Beer      Packaging    Entertain.         & Elims.      Consol.
---------------------------------------------------------------------------------------------------------------
2005

Gross Sales                 $6,645.8        545.1        1,215.4         496.0          (219.9)     $8,682.4

Net Sales:
- Intersegment                  $1.4           --          436.1            --          (437.5)          $--
- External                  $5,647.1        441.8          779.3         496.0           217.6      $7,581.8

Income Before
  Income Taxes              $1,554.6         47.8           80.1          71.6          (373.8)     $1,380.3

Equity Income                     --       $243.1             --            --              --        $243.1

Net Income                    $963.9        272.7           49.7          44.4          (210.9)     $1,119.8
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
2004

Gross Sales                 $6,821.1        430.6        1,147.2         466.6          (265.3)     $8,600.2

Net Sales:
- Intersegment                  $1.4           --          448.0            --          (449.4)          $--
- External                  $5,790.8        346.3          699.2         466.6           184.1      $7,487.0

Income Before
  Income Taxes              $1,814.2         54.0           89.3          70.8          (347.5)     $1,680.8

Equity Income                     --       $195.2             --            --              --        $195.2

Net Income                  $1,124.8        228.7           55.4          43.9          (229.4)     $1,223.4
---------------------------------------------------------------------------------------------------------------

         Effective in the first quarter 2005, the company's transportation business is included within the domestic beer segment and its real estate business is reported as a corporate item. These businesses previously comprised the "other" segment. Segment results for 2004 have been updated to conform to the 2005 reporting convention. The change in composition is not material for any period presented.

3.   Earnings Per Share
     ------------------

         Earnings per share are calculated by dividing net income by weighted-average common shares outstanding for the period. The difference between basic and diluted weighted-average common shares is the dilutive impact of unexercised in-the-money stock options. There were no adjustments to net income for any period shown for purposes of calculating earnings per share. Weighted-average common shares outstanding for the second quarter and first six months ended June 30 are shown in the follow table (millions of shares):

                                                            Second Quarter               First Six Months
                                                      ---------------------------   ---------------------------
                                                         2005           2004           2005            2004
                                                      -----------    ------------   ------------    -----------
     Basic weighted average
     shares outstanding                                    777.1           800.9          778.2          805.7
                                                      ===========    ============   ============    ===========

     Diluted weighted average
     shares outstanding                                    782.4           810.6          784.4          815.8
                                                      ===========    ============   ============    ===========

4.   Non-Owner Changes in Shareholders Equity
     ----------------------------------------

         The components of accumulated non-owner changes in shareholders equity, net of applicable income taxes, as of June 30, 2005 and December 31, 2004 follow (in millions):

                                                                                     June 30,            Dec. 31,
                                                                                       2005                2004
                                                                                  ---------------    ---------------
     Foreign currency translation loss                                                  $(493.1)           $(566.5)
     Deferred hedging gains                                                                 1.9               (1.3)
     Deferred securities valuation gains                                                   (0.4)              95.9
     Minimum pension liability                                                           (517.0)            (517.0)
                                                                                  ---------------    ---------------
       Accumulated non-owner changes in shareholders equity                           $(1,008.6)           $(988.9)
                                                                                  ===============    ===============

         Net income plus non-owner changes in shareholders equity, net of applicable income taxes, for the second quarter and first six months ended June 30 follows (in millions):

                                                               Second Quarter                      First Six Months
                                                          -------------------------          ----------------------------
                                                             2005            2004                2005             2004
                                                          ---------       ---------          -----------       ----------
     Net income                                             $607.0          $673.5             $1,119.8         $1,223.4

     Non-owner changes in equity:

          Foreign currency translation
          gains and (losses)                                  43.0          (103.5)                73.4            (21.9)

          Net change in deferred hedging (losses)
          and gains                                           (1.9)          (31.7)                 3.2            (42.4)

          Deferred securities valuation losses              (104.2)         (114.9)               (96.3)          (101.8)
                                                          ---------       ---------          -----------       ----------

     Combined net income and non-owner changes in
     equity                                                 $543.9          $423.4             $1,100.1         $1,057.3
                                                          =========       =========          ===========       ==========

5.   Goodwill
     --------

         Following is goodwill by business segment, as of June 30, 2005 and December 31, 2004 (in millions). For balance sheet classification, goodwill related to consolidated companies is included in other assets, while goodwill related to equity investments is included in investment in affiliated companies. The change in international beer segment goodwill during 2005 is due to post-acquisition balance sheet adjustments related to Harbin and fluctuations in foreign currency exchange rates.

                                                June 30, 2005             Dec. 31, 2004
                                             -------------------      ----------------------
     Domestic Beer                                       $21.2                    $21.2

     International Beer                                1,206.8                  1,177.8

     Packaging                                            21.9                     21.9

     Entertainment                                       288.3                    288.3
                                             -------------------      ----------------------

        Total goodwill                                $1,538.2                 $1,509.2
                                             ===================      ======================

6.   Derivatives
     -----------

         All of Anheuser-Busch's derivatives qualify as hedges in accordance with FAS 133, "Accounting for Derivatives and Other Hedging Instruments," and the company therefore defers the recognition of effective hedging gains and losses in accumulated non-owner changes in shareholders equity until the underlying hedged transactions actually occur. As the underlying transactions occur, gains and losses that have been previously deferred are reclassified into earnings. The company reclassified the following gains and losses from accumulated non-owner changes in equity into earnings during the second quarter and first six months (in millions):

                                            2005                               2004
                                 --------------------------         --------------------------
                                   Gains            Losses            Gains            Losses
                                 --------          --------         ---------        ---------
     Second Quarter                 $1.8             $0.8             $18.5             $0.4
                                 ========          ========         =========        =========


     First Six Months               $2.4             $5.3             $36.2             $0.8
                                 ========          ========         =========        =========

         The company immediately recognizes in earnings any portion of derivative gains or losses that are not 100% effective at offsetting price changes in the underlying transactions. Anheuser-Busch recognized net losses due to such ineffectiveness totaling $0.1 million for the second quarter and $0.4 million for the first six months of 2005, compared to a net loss of $0.5 million for second quarter and a net gain of $23.6 million for the first six months of 2004. The gain for the first six months of 2004 includes $19.5 million related to the sale of commodity hedges, which is reported in other income and classified as a corporate item for segment reporting.

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

         In the first quarter 2005, for pro forma reporting purposes Anheuser-Busch began assuming that 100% of the expense associated with non-forfeitable stock options is recognized at the grant date. The company previously assumed all stock option expense was amortized over the three-year vesting period. The company expects full year 2005 pro forma stock option expense in the range of $.13 - $.15 per share. Following is the pro forma impact on net income and earnings per share for the second quarter and first six months ended June 30 (in millions, except per share):

                                                          Second Quarter                      First Six Months
                                                    ---------------------------        -------------------------------
                                                       2005            2004                2005              2004
                                                    ------------    -----------        --------------    -------------
Reported Net Income                                      $607.0         $673.5              $1,119.8         $1,223.4

Pro Forma Impact of Expensing
  Stock Options                                           (13.4)         (29.1)                (25.8)           (58.2)
                                                    ------------    -----------        --------------    -------------
Pro Forma Net Income                                     $593.6         $644.4              $1,094.0         $1,165.2
                                                    ============    ===========        ==============    =============

Reported Basic Earnings Per Share                          $.78           $.84                 $1.44            $1.52

Pro Forma Impact of Expensing
  Stock Options                                            (.02)          (.04)                 (.03)            (.07)
                                                    ------------    -----------        --------------    -------------
Pro Forma Basic Earnings Per Share                         $.76           $.80                 $1.41            $1.45
                                                    ============    ===========        ==============    =============

Reported Diluted Earnings Per Share                        $.78           $.83                 $1.43            $1.50

Pro Forma Impact of Expensing
  Stock Options                                            (.02)          (.04)                 (.03)            (.07)
                                                    ------------    -----------        --------------    -------------
Pro Forma Diluted Earnings Per Share                       $.76           $.79                 $1.40            $1.43
                                                    ============    ===========        ==============    =============


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

8.   Pension and Postretirement Health Care Expense
     ----------------------------------------------

         The components of total pension expense for the second quarter and first six months ended June 30 are shown below (in millions):

                                                                       Second Quarter                  First Six Months
                                                                    ---------------------          ------------------------
                                                                      2005         2004              2005            2004
                                                                    --------      -------          --------       ---------
     Service cost (benefits earned during the period)                 $24.2        $22.0             $48.5           $42.3

     Interest cost on benefit obligation                               42.2         39.5              84.4            79.1

     Assumed return on plan assets                                    (49.0)       (47.4)            (98.0)          (95.1)

     Amortization of prior service cost and net actuarial losses       22.0         16.3              44.0            31.9
                                                                    --------      -------          --------       ---------

     Expense for defined benefit plans                                 39.4         30.4              78.9            58.2

     Cash contributed to multi-employer pension plans                   4.2          4.4               8.1             8.5

     Cash contributed to defined contribution pension plans             4.0          4.7               8.7             9.3
                                                                    --------      -------          --------       ---------

     Total pension benefits expense                                   $47.6        $39.5             $95.7           $76.0
                                                                    ========      =======          ========       =========

         The components of total postretirement health care expense for the second quarter and first six months ended June 30 are shown below (in millions):

                                                                        Second Quarter                 First Six Months
                                                                     ---------------------          -----------------------
                                                                       2005          2004            2005            2004
                                                                     -------       -------          -------       ---------
     Service cost (benefits earned during the period)                  $6.6          $5.3            $12.8          $11.2

     Interest cost on benefit obligation                               10.1           8.0             19.7           17.4

     Amortization of prior service cost and net actuarial
     losses and (gains)                                                 3.0          (1.9)             1.3           (2.7)
                                                                     -------       -------          -------       ---------

     Total defined benefits expense                                   $19.7         $11.4            $33.8          $25.9
                                                                     =======       =======          =======       =========

9.   Tsingtao Bond Conversion
     ------------------------

         In April 2005, the company converted its two remaining Tsingtao convertible bonds into Series H common shares, thereby increasing Anheuser-Busch's economic ownership in Tsingtao from 9.9% to 27%, and its voting stake from 9.9% to 20%. Local government authorities hold the proxy voting rights for the 7% difference between the company's voting and economic stakes. The increased economic stake allows the company to nominate an additional director, giving the company two of 11 board seats. Because of the additional share ownership and board representation, Anheuser-Busch believes it can now exercise significant influence over Tsingtao and therefore began applying the equity method of accounting for Tsingtao in May 2005, on a one-month lag.

10.  Contingencies
     -------------

         In January 1997, Maris Distributing Company, Inc., a former independent Anheuser-Busch wholesaler in Florida, initiated litigation against the company alleging breach of contract and 12 other claims. Anheuser-Busch terminated its distribution agreement with Maris Distributing in March 1997. During the course of litigation, nine claims were resolved in favor of Anheuser-Busch and a defamation claim brought by Maris was mistried. In August 2001, a jury rendered a verdict against the company in the amount of $50 million on two remaining claims. The court subsequently awarded plaintiffs an additional $22.6 million in accumulated prejudgment interest on the jury award, which continues to accrue at a rate that is fixed annually. Prejudgment interest is now approximately $37 million. Anheuser-Busch continues to believe it acted appropriately in terminating the distribution agreement of Maris Distributing. In May 2003, the Court of Appeals remanded the case to the trial court for resolution of issues relating to the defamation claim. In September 2003, the trial court determined that Maris Distributing's amended defamation claim could proceed. The trial of the defamation claim is scheduled to begin August 1, 2005. Anheuser-Busch is vigorously contesting that claim. The appeals of the 2001 verdict cannot be heard by the Court of Appeals until matters relating to the defamation claim are resolved. The company continues to vigorously contest the verdict. However, resolution is not expected to occur quickly and the ultimate impact of this matter on the company's financial position, results of operations or cash flows cannot presently be predicted. The company's results do not include any expense related to the Maris Distributing judgment or interest for any period shown.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION

     This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Anheuser-Busch Companies, Inc. for the second quarter and first six months ended June 30, 2005, compared to the second quarter and first six months ended June 30, 2004, and the year ended December 31, 2004. This discussion should be read in conjunction with the consolidated financial statements and notes included in the company's annual report to shareholders for the year ended December 31, 2004.

     This discussion contains forward-looking statements regarding the company's expectations concerning its future operations, earnings and prospects. On the date the forward-looking statements are made, the statements represent the company's expectations, but the company's expectations concerning its future operations, earnings and prospects may change. The company's expectations involve risks and uncertainties (both favorable and unfavorable) and are based on many assumptions that the company believes to be reasonable, but such assumptions may ultimately prove to be inaccurate or incomplete, in whole or in part. Accordingly, there can be no assurances that the company's expectations and the forward-looking statements will be correct. Important factors that could cause actual results to differ (favorably or unfavorably) from the expectations stated in this discussion include, among others, changes in the pricing environment for the company's products; changes in U.S. demand for malt beverage products, including changes in U.S. demand for other alcohol beverages; changes in consumer preference for the company's malt beverage products; changes in the cost of marketing the company's malt beverage products; regulatory or legislative changes, including changes in beer excise taxes at either the federal or state level and changes in income taxes; changes in the litigation to which the company is a party; changes in raw materials prices; changes in packaging materials costs; changes in interest rates; changes in foreign currency exchange rates; unusual weather conditions that could impact beer consumption in the U.S.; changes in attendance and consumer spending patterns for the company's theme park operations; changes in demand for aluminum beverage containers; changes in the company's international beer business or in the beer business of the company's international equity partners; changes in the economies of the countries in which the company's international beer business or its international equity partners operate; changes in the company's credit rating resulting from future acquisitions or divestitures; and the effect of stock market conditions on the company's share repurchase program. Anheuser-Busch disclaims any obligation to update or revise any of these forward-looking statements.

RESULTS OF OPERATIONS
---------------------

     Anheuser-Busch had a challenging first six months in its domestic beer business. Both the company and the domestic beer industry experienced volume declines and higher cost pressures. The company has implemented a number of initiatives to enhance beer volume and market share growth including introduction of new products and packaging, increased investments in domestic marketing, stepped-up on-premise sales activities and tactical price promotions, and Anheuser-Busch is encouraged by its sales improvement in June. During the second quarter 2005, wholesaler inventories were reduced significantly and are now below last year.

     Consolidated net sales increased 0.2% and 1.3%, respectively, in the second quarter and first six months of 2005, while reported diluted earnings per share decreased 6% for the quarter and 4.7% year-to-date. Reported earnings per share for both periods in 2005 and the first six months of 2004 include one-time gains that make comparisons between periods difficult. These one-time gains include settlement of tax matters in Chile related to the sale of the company's investment in Compania Cervecerias Unidas S.A.
(CCU), Ohio state income tax reform legislation and a gain on the sale of an interest in a theme park in Spain in 2005, and a gain in 2004 related to the sale of commodity hedges. Excluding these one-time items to make 2005 and 2004 results comparable, earnings per share for the second quarter and first six months of 2005 decreased 8.4% and 6.7%, respectively (see complete discussion on pages 21 through 24).

     Although Anheuser-Busch is confident it will restore its sales momentum and return to solid earnings growth in the future, the company is currently forecasting 2005 earnings per share to be below 2004 results, excluding one-time gains for both years, as shown below.

                                                                  Earnings Per Share
                                                         --------------------------------------
                                                                 2005                 2004                  Decrease
                                                         ---------------------    -------------       ---------------------
Projected / Reported                                        $2.61 - $2.69            $2.77

Gain on Sale of Spanish Theme Park                              (.024)                 --

Chile Income Tax Settlement on CCU Sale                         (.009)                 --

Deferred Income Tax Benefit from Ohio
  Tax Legislation                                               (.009)                 --

Commodity Hedge Gain                                              --                 (.015)

Gain on Sale of CCU                                               --                 (.018)

Deferred Income Tax Benefit From
  Mexican Income Tax Rate Reduction                               --                 (.012)
                                                         ---------------------    -------------

Excluding One-Time Gains                                    $2.57 - $2.65            $2.73                (6)% to (3)%
                                                         =====================    =============       =====================


BEER SALES RESULTS
------------------

     The company's beer volume for the second quarter and first six months is summarized in the following table:

---------------------------------------------------------------------------------------------------------------------
                        Reported Beer Volume (millions of barrels) for Periods Ended June 30
 --------------------------------------------------------------------------------------------------------------------
                                                  Second Quarter                         First Six Months
                                         ------------------------------------    ------------------------------------
                                                           Versus 2004                            Versus 2004
                                                    -------------------------              --------------------------
                                           2005      Barrels           %          2005      Barrels            %
                                         -------    ---------     -----------    ------    ---------      -----------
Domestic                                   26.3      Dn 1.0          Dn 3.7%      50.8       Dn 1.7          Dn 3.2%
International                               4.9      Up 2.6        Up 115.6%       9.3       Up 5.1        Up 122.5%
                                         -------    ---------     -----------    ------    ---------      -----------
    Worldwide A-B Brands                   31.2      Up 1.6          Up 5.4%      60.1       Up 3.4          Up 6.0%
Int'l Equity Partner Brands                 6.8      Up 1.6         Up 31.1%      11.1       Up 1.5         Up 16.1%
                                         -------    ---------     -----------    ------    ---------      -----------
    Total Brands                           38.0      Up 3.2          Up 9.2%      71.2       Up 4.9          Up 7.5%
                                         =======    =========     ===========    ======    =========      ===========
---------------------------------------------------------------------------------------------------------------------

     Domestic volume represents Anheuser-Busch beer shipped within the United States. During the second quarter of 2005, domestic beer sales-to-wholesalers volume decreased 3.7% compared with the second quarter 2004, and wholesaler sales-to-retailers declined 0.2%. Wholesaler inventories were reduced significantly during the quarter, from approximately 1.5 days higher than prior year at the beginning of the quarter to over one day lower than 2004 at the end of the quarter. During the first six months of 2005, domestic beer sales-to-wholesalers declined 3.2%, while wholesaler sales-to-retailers declined 0.4% on a comparable selling day adjusted basis. Wholesaler sales-to-retailer trends improved significantly in June. Bud family sales-to-retailers increased in the second quarter 2005 and first six months driven by the growth of Bud Light and the national introduction in late February of Budweiser Select.

     The company's estimated domestic market share (excluding exports) for the first six months of 2005 was 48.8%, compared to 2004 market share of 49.8%. Domestic market share is based on estimated U.S. beer industry shipment volume using information provided by the Beer Institute and the U.S. Department of Commerce. Anheuser-Busch's market share performance based on shipments was primarily due to the company's wholesaler inventory reduction. At the consumer level, Anheuser-Busch gained share in supermarkets and convenience stores combined for the first six months of 2005 versus 2004, according to IRI data.

     International volume, consisting of Anheuser-Busch brands produced overseas by company-owned breweries and under license and contract brewing agreements, plus exports from the company's U.S. breweries to markets around the world, increased 116% for the second quarter and 123% for the first six months of 2005. These increases for the second quarter and year-to-date 2005 include 2.5 million and 5.1 million barrels, respectively, from the Harbin Brewery, which the company acquired and began consolidating in the third quarter 2004. Excluding Harbin, international beer volume increased 3.5% and 1.2%, respectively, primarily due to increased volume in Canada, partially offset by lower sales volume in Ireland and the United Kingdom for both the second quarter and first six months of 2005 and lower Bud-Wuhan operations volume in China year-to-date. Bud-Wuhan operations volume in China was up 2% for the second quarter 2005.

     Worldwide Anheuser-Busch brands volume, comprised of domestic volume and international volume, increased 5.4% and 6.0%, respectively, for the second quarter and first six months of 2005 to 31.2 million and 60.1 million barrels versus 2004.

     Total brands volume, which combines worldwide Anheuser-Busch brand volume with international equity partner volume (representing the company's share of its foreign equity partners' volume on a one-month lag) was 38.0 million barrels in the second quarter 2005, up 3.2 million barrels, or 9.2% over second quarter 2004. Total brands volume was up 7.5%, to 71.2 million barrels for the first six months of 2005.

     International equity partner brands volume grew 31.1% and 16.1%, respectively, for the second quarter and first six months of 2005 due to Modelo volume growth and the addition of Tsingtao equity volume beginning in May 2005, partially offset by the loss of volume from the sale of the company's equity investment in CCU in the fourth quarter 2004.

     Consistent with the company's stated priorities to restore U.S. volume and market share momentum, the company plans to defer additional price increases throughout most of the country until early 2006. A single phase price increase is being planned for early 2006. As always, future revenue enhancement initiatives will be tailored to specific markets, brands and packages.


SECOND QUARTER AND FIRST SIX MONTHS OF 2005 FINANCIAL RESULTS
-------------------------------------------------------------

     Key operating results for the second quarter and first six months of 2005 are summarized below:

-----------------------------------------------------------------------------------------------------------------------
                                                                         ($ in millions, except per share)
                                                        --------------------------------------------------------------
                                                              Second Quarter                      2005 vs. 2004
                                                        --------------------------         ---------------------------
                                                          2005              2004               $                 %
                                                        --------          --------         ---------        ----------
Gross Sales                                              $4,597            $4,597                --                --

Net Sales                                                $4,018            $4,010             Up $8           Up 0.2%

Income Before Income Taxes                                 $736              $927           Dn $191          Dn 20.6%

Equity Income                                              $137              $106            Up $31          Up 29.0%

Net Income                                                 $607              $674            Dn $67           Dn 9.9%

Diluted Earnings per Share                                 $.78              $.83           Dn $.05           Dn 6.0%
-----------------------------------------------------------------------------------------------------------------------






-----------------------------------------------------------------------------------------------------------------------
                                                                         ($ in millions, except per share)
                                                        --------------------------------------------------------------
                                                             First Six Months                     2005 vs. 2004
                                                        --------------------------         ---------------------------
                                                          2005              2004               $                 %
                                                        --------          --------         ---------        ----------
Gross Sales                                              $8,682            $8,600            Up $82           Up 1.0%

Net Sales                                                $7,582            $7,487            Up $95           Up 1.3%

Income Before Income Taxes                               $1,380            $1,681           Dn $301          Dn 17.9%

Equity Income                                              $243              $195            Up $48          Up 24.5%

Net Income                                               $1,120            $1,223           Dn $103           Dn 8.5%

Diluted Earnings per Share                                $1.43             $1.50           Dn $.07           Dn 4.7%
-----------------------------------------------------------------------------------------------------------------------

     Anheuser-Busch reported gross sales of $4.6 billion and $8.7 billion, and net sales of $4.0 billion and $7.6 billion, respectively, in the second quarter and first six months of 2005. These amounts represent gross sales being level versus 2004 for the second quarter and increasing 1.0% for the first six months. Net sales increased over 2004 by 0.2% and 1.3%, respectively, for the same periods. The differences between gross and net sales reflect beer excise taxes of $579 million and $1.1 billion for the second quarter and first six months, respectively.

     The increases in net sales for the second quarter and first six months of 2005 were due to sales increases for international beer, packaging and entertainment operations partially offset by declines in domestic beer revenues. International beer net sales increased 26% and 28%, respectively, primarily due to incremental volume from the Harbin acquisition. Commodity-based packaging operations net sales increased 9% in the second quarter and 11.5% for the first six months due to higher can and recycling revenues attributable to higher aluminum prices. Entertainment segment sales increased 3% for the second quarter and 6% year-to-date primarily due to higher admissions pricing and higher in-park spending for both periods. For the second quarter and first six months, domestic beer segment net sales decreased 3.6% and 2.5%, respectively, primarily due to lower beer sales volume partially offset by higher revenue per barrel. Second quarter also includes higher sales for the company's real estate subsidiary.

     Domestic beer revenue per barrel grew 0.2% and 0.9% for the second quarter and first six months of 2005. Domestic revenue per barrel is calculated as net sales generated by the company's domestic beer operations on barrels of beer sold, determined on a U.S. GAAP basis, divided by the volume of beer shipped from the company's breweries to independent U.S. wholesalers.

     Cost of sales was $2.5 billion and $4.7 billion, respectively, for the second quarter and first six months of 2005, reflecting increases of $145 million, or 6.2%, and $299 million, or 6.8%, respectively, compared to 2004. The increases in cost of sales are attributable to higher costs for all of the company's major business segments, including higher aluminum and other packaging materials expense and increased energy costs for domestic beer; incremental production costs for international beer associated with the timing of the Harbin acquisition; increased aluminum costs and higher can and glass manufacturing costs for the commodity-based packaging businesses; and higher park operating expenses in entertainment operations. Gross profit as a percentage of net sales decreased 320 basis points in the first half of 2005, to 38.0%, while second quarter 2005 gross margin was 38.4%, a decline of 350 basis points versus 2004. These decreases are primarily due to the decline in domestic beer volume combined with domestic beer production costs per barrel significantly exceeding revenue per barrel.

     Marketing, distribution and administrative expenses for the second quarter 2005 were $697 million, an increase of $43 million, or 6.5% compared with second quarter 2004. For the first six months of 2005, these expenses were $1.3 billion, an increase of $65 million, or 5.2% versus prior year. For both the second quarter and year-to-date, the increases are the result of higher domestic beer marketing and selling costs, primarily for the Bud Family and including the national introduction of Budweiser Select; increased international beer marketing costs and higher beer distribution costs for company-owned U.S. beer wholesalers and for China operations, partially offset reduced general and administrative expenses.

     Operating income decreased $180 million, or 17.5% in the second quarter 2005 and declined $269 million, or 14.5% for the first six months versus comparable 2004 periods. Operating margins for the second quarter and first six months of 2005 were 21.0% and 20.8%, respectively, decreases of 450 and 390 basis points, due primarily to reduced domestic beer sales volume and higher costs.

     Interest expense less interest income was $116 million for the second quarter 2005, an increase of $10 million, or 9.7% compared to the second quarter 2004. Year-to-date, interest expense less interest income was $229 million, an increase of $22 million, or

11% versus 2004. These increases are due to higher average outstanding debt balances partially reduced by slightly lower interest rates compared to prior year. Interest capitalized, which fluctuates depending on the amount and timing of capital project in-service dates, was $5.5 million and $10.7 million, respectively for the second quarter and first six months of 2005, down slightly compared with 2004 amounts.

     Other income/(expense), net reflects the impact of numerous items not directly related to the company's operations. For the second quarter and first six months of 2005, the company had other income of $1.2 million and $20.7 million, respectively, representing decreases versus 2004 of 50% and 31%, respectively. Other income for the first six months of 2005 includes the $15.4 million pretax gain ($.024 per share) from the sale of the company's equity interest in the Port Aventura theme park in Spain, while other income for the first six months of 2004 includes the one-time pretax gain of $19.5 million ($.015 per share) from the sale of commodity derivatives. For business segment reporting purposes, both of these gains are reported as corporate items. Year-to-date 2004 results also include a $19.1 million pretax gain related to the sale of two beer wholesaler partnerships, which is reported in the domestic beer segment results.

     Income before income taxes for the second quarter 2005 was $736 million, a decrease of $191 million, or 21% versus second quarter 2004. Pretax income for the first six months of 2005 was $1.4 billion, a decline of $301 million, or 18% versus 2004. Decreases for both periods primarily reflect lower profits in domestic beer, higher interest expense, and lower results for international beer and packaging operations, partially offset by improved performance for the company's real estate subsidiary in the second quarter. Entertainment operating results were down for the second quarter and up year-to-date in 2005.

     Domestic beer segment pretax profits declined 19%, or $178 million and 14%, or $260 million, respectively, in the second quarter and first six months of 2005 due to lower beer sales volume, higher aluminum, energy and plant operating costs and the incremental expenses to support the company's stepped-up pricing and marketing efforts and national introduction of Budweiser Select.

     International beer pretax income was down $5 million for the second quarter and down $6 million year-to-date. The second quarter decline is primarily due to lower profits in the United Kingdom caused by lower sales volume, and the adoption of equity accounting for the company's investment in Tsingtao during the quarter. In 2004, Tsingtao was accounted for on the cost basis and the company therefore reported its

Tsingtao dividend (declared in the second quarter) in pretax income. The change to equity accounting in 2005 resulted in a decrease in international beer pretax income versus last year, which is offset by equity income from Tsingtao this year. For the first six months, international beer pretax income declined primarily due to lower United Kingdom results and lower volume and profits for Bud-Wuhan operations in China, partially offset by the Harbin acquisition. The company completed its acquisition and began consolidating Harbin results in the third quarter 2004.

     Packaging segment pretax profits were down $8 million and $9 million for the second quarter and first six months, respectively, primarily due to higher materials cost for both can and glass manufacturing operations.

     Entertainment segment pretax results were down $4 million for the second quarter and improved $1 million for the first six months of 2005. The entertainment segment had increased admissions pricing and higher in-park spending along with higher park operating expenses for both the second quarter and first six months. Attendance was level with prior year for the second quarter and up for the first six months of 2005. The decline in entertainment segment results for the second quarter essentially reflects the timing of the Easter holiday in 2005, which occurred in the first quarter this year versus the second quarter of 2004.

     Equity income increased $31 million and $48 million in the second quarter and first six months of 2005, respectively. These increases primarily reflect the benefit of Grupo Modelo pricing and volume growth, a lower Mexican income tax rate and the recognition of the company's pro rata share in the net earnings of Tsingtao Brewing Company beginning in May 2005. Equity income for the comparable 2004 periods includes the company's share of CCU earnings. As previously noted, the company sold its equity stake in CCU in the fourth quarter 2004.

     Anheuser-Busch's effective tax rate was 36.2% in the second quarter 2005, a decline of 260 basis points versus the second quarter 2004. The quarterly decline is due primarily to a $6.8 million favorable impact from the settlement of certain tax matters in Chile associated with the fourth quarter 2004 sale of the company's equity stake in CCU, a $7.2 million reduction of deferred income taxes resulting from income tax reform legislation enacted in Ohio, plus ongoing benefits received under the American Jobs Creation Act. For the first six months of 2005 the effective income tax rate was 36.5% versus 38.8% in 2004. The year-to-date decrease reflects the CCU settlement, the Ohio legislation and the American Jobs Creation Act benefit from the second quarter, plus a favorable deferred income tax impact related to the first quarter sale of the company's investment in the Spanish theme park.

     Net income decreased $67 million, or 9.9% during the second quarter, and was down $103 million, or 8.5% for the first six months of 2005, versus the same periods last year. Reported diluted earnings per share were $.78 for the second quarter 2005, a decrease of 6.0% compared to prior year, and were $1.43 for the first six months, a decrease of 4.7% compared to the first half of 2004. Earnings per share benefited from the company's repurchase of nearly 12 million shares in the first half of 2005.

     Excluding the one-time gains as applicable, the effective tax rates for the second quarter and first six months of 2005 would have been 38.1% and 38.2%, respectively, while net income and diluted earnings per share would have declined 11.9% and 8.4%, respectively, for the second quarter and decreased 10.3% and 6.7%, respectively, year-to-date, as shown in the following tables (in millions, except per share). Excluding the nonrecurring gains from earnings better reflects the company's underlying operations and enhances comparability between periods.

                                                        Income
                                                        Before           Provision
                                                        Income           for Income           Net            Earnings
SECOND QUARTER                                         Taxes (1)         Taxes (1)           Income          Per Share
--------------                                       --------------    ---------------    -------------    --------------
2005
----
Reported                                                 $736.0             $(266.2)           $607.0           $.78

Chile Income Tax Settlement on CCU
  Sale                                                     --                  (6.8)             (6.8)         (.009)

Deferred Income Tax Benefit from Ohio
  Tax Legislation                                          --                  (7.2)             (7.2)         (.009)
                                                     --------------    ---------------    -------------    --------------
Excluding One-Time Gains                                 $736.0             $(280.2)           $593.0           $.76
                                                     ==============    ===============    =============    ==============

2004
----
Reported                                                 $927.2             $(360.0)           $673.5           $.83
                                                     ==============    ===============    =============    ==============

Percentage Decrease --- 2005 vs. 2004
-------------------------------------
Reported                                                                                       (9.9)%         (6.0)%
                                                                                          =============    ==============
Excluding One-Time Gains                                                                      (11.9)%         (8.4)%
                                                                                          =============    ==============


FIRST SIX MONTHS
----------------
2005
----
Reported                                                 $1,380.3           $(503.6)         $1,119.8              $1.43

Gain on Sale of Spanish Theme Park                          (15.4)             (3.5)            (18.9)             (.024)

Chile Income Tax Settlement on CCU
  Sale                                                       --                (6.8)             (6.8)             (.009)

Deferred Income Tax Benefit from Ohio
  Tax Legislation                                            --                (7.2)             (7.2)             (.009)
                                                      -------------    ---------------    -------------     -------------
Excluding One-Time Gains                                 $1,364.9           $(521.1)         $1,086.9             $1.386
                                                      =============    ===============    =============     =============

2004
----
Reported                                                 $1,680.8           $(652.6)         $1,223.4              $1.50

Commodity Hedge Gain                                        (19.5)              7.4             (12.1)             (.015)
                                                      -------------    ---------------    -------------     -------------
Excluding One-Time Gain                                  $1,661.3           $(645.2)         $1,211.3             $1.485
                                                      =============    ===============    =============     =============

Percentage Decrease --- 2005 vs. 2004
-------------------------------------
Reported                                                                                       (8.5)%             (4.7)%
                                                                                          =============     =============
Excluding One-Time Gains                                                                      (10.3)%             (6.7)%
                                                                                          =============     =============

The effective tax rates excluding one-time gains of 38.1% and 38.2% for the second quarter and first six months of 2005, respectively, are computed by dividing the provision for income taxes excluding one-time gains by income before income taxes excluding one-time gains.

LIQUIDITY AND FINANCIAL CONDITION
---------------------------------

     Cash at June 30, 2005 was $137 million, a decrease of $91 million from the December 31, 2004 balance. The primary source of the company's cash flow is cash generated by operations. Principal uses of cash are capital expenditures, share repurchase, dividends and business investments. The company generated operating cash flow before changes in working capital of $1.6 billion for the first six months of 2005. See the consolidated statement of cash flows for detailed information. Cash generated by the company's business segments is projected to exceed funding requirements for each segment's anticipated capital spending. The net issuance of debt provides an additional source of cash for share repurchase, dividends and business investments in order to maintain the company's leverage position. The nature, extent and timing of debt financing vary depending on the company's evaluation of existing market conditions and other factors.

     The company's debt balance declined $3 million since December 31, 2004, compared to an increase of $403 million during the first six months of 2004. The details of the changes in debt are outlined below.

INCREASES
---------------------------------------------------------------------------------------------------------------------
                                                                  Amount                  Interest Rate
Description                                                     (millions)            (fixed unless noted)
---------------------------------------------------------------------------------------------------------------------
First Six Months of 2005
------------------------
Commercial Paper                                                       $3.7  2.32% Weighted Average, Floating
United Kingdom Brewery Capital Lease Obligation                        51.5  6.25%
Other                                                                   0.8  Various
                                                               -------------
                                                                      $56.0
                                                               =============

First Six Months of 2004
------------------------
U.S. Dollar Notes                                                    $550.0  $300.0 at 5.0%; $250.0 at 4.7%
Commercial Paper                                                      406.3  1.0% Weighted Average, Floating
Industrial Revenue Bonds                                                1.0  5.875%
Issuance Discounts                                                     (1.0) N/A
Other, net                                                              8.0  Various
                                                               -------------
                                                                     $964.3
                                                               =============




REDUCTIONS
---------------------------------------------------------------------------------------------------------------------
                                                                  Amount                  Interest Rate
Description                                                     (millions)            (fixed unless noted)
---------------------------------------------------------------------------------------------------------------------
                                                               -------------
First Six Months of 2005
------------------------
U.S. Dollar Notes                                                      $0.7  5.35%
Chinese Renminbi-Denominated Bank Loans                                54.5  5.41% Weighted Average
Other                                                                   4.1  Various
                                                               -------------
                                                                      $59.3
                                                               =============

First Six Months of 2004
------------------------
Euro Notes                                                           $251.0  $200.0 at 6.5%; $51.0 at 4.6%
U.S. Dollar Notes                                                     250.4  $250.0 at 7.1%; $0.4 at 5.35%
ESOP Note                                                              46.3  8.25%
Other, net                                                             13.2  Various
                                                               -------------
                                                                     $560.9
                                                               =============

     The company has $1.8 billion of debt available for issuance through existing SEC shelf registrations.

     The company's commercial paper borrowings of $1.2 billion at June 30, 2005 were classified as long-term, since commercial paper is maintained on a long-term basis with on-going support provided by the company's $2 billion revolving credit agreement.

     Capital expenditures during the first six months of 2005 were $565 million, compared to $442 million for the first six months of 2004. Full year 2005 capital expenditures are expected in the range of $1 billion to $1.1 billion.

     At its July 2005 meeting, the Board of Directors announced a $.025, or 10.2% increase in the regular quarterly dividend on outstanding shares of the company's common stock, from $.245 per share to $.27 per share. The new dividend rate is payable September 9, 2005, to shareholders of record August 9, 2005. This increase reflects Anheuser-Busch's substantial cash flow and management's confidence regarding the company's long-term prospects.

     There have been only normal and recurring changes in the company's commitments since December 31, 2004.

     Return on capital employed for the 12 months ended June 30, 2005 was 17.3%, compared to 18.6% for the 12 months ended June 30, 2004. The decline in return on capital employed is due to the decrease in net income in 2005 versus 2004. Return on capital employed is computed as 12 months of net income before after-tax net interest (interest expense less interest capitalized) divided by average net investment. Net investment is defined as total assets less non-debt current liabilities. For the 12 months ended June 30, 2005, after-tax net interest expense was $266 million, calculated as pretax net interest expense of $428 million less income taxes applied using a 38% tax rate. For the 12 months ended June 30, 2004, after-tax net interest expense was $238 million, calculated as pretax net interest expense of $384 less income taxes applied using a 38% tax rate.

ITEM 2.  OTHER INFORMATION

     Anheuser-Busch was party to an agreement with its wholesaler in St. Louis County, Missouri, providing the company with the option to purchase substantially all of the assets of the wholesaler's business. Anheuser-Busch has assigned its rights under the agreement to an entity owned by David Stokes, who is the son of Patrick T. Stokes. Prior to the assignment, David Stokes was the vice president and general manager of the company's Sylmar, California wholesale beer distribution operation. Based upon the company's extensive experience in valuing wholesale beer operations, Anheuser-Busch believes the price required to be paid by the entity for the acquired assets and business is a fair market value price.

ITEM 3.  RISK MANAGEMENT

     The company's derivatives holdings fluctuate during any given year based on normal and recurring changes in purchasing and production activity. The company has experienced slightly higher derivatives use over the last few years as raw material inputs have increased as a result of increases in domestic beer volume. Since December 31, 2004, there have been no significant changes in the company's interest rate, foreign currency or commodity exposures, and there have been no changes in the types of derivative instruments used to hedge the company's exposures. Underlying commodity market conditions have been trending towards higher prices due to increased worldwide demand.

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

     The chief executive officer and chief financial officer evaluated the company's disclosure controls and procedures as of the end of the quarter ended June 30, 2005 and have concluded that they are effective as of June 30, 2005 in providing reasonable assurance that such information is identified and communicated on a timely basis. Additionally, there were no changes in the company's internal control over financial reporting during the quarter that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.


PART II - OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

     The company is a party to a lawsuit with the Maris Distributing Company. Information regarding this lawsuit is contained in Note 10, "Contingencies," on page 12.

     A law firm has named the company (and many other brewers and distillers) as a defendant in very similar class action lawsuits in Florida, Michigan, New York, Ohio, Wisconsin and West Virginia state courts. In these suits, the parents of illegal underage drinkers are suing to recover the sums that their offspring purportedly spent illegally buying alcohol from persons or entities other than the defendants. The claims asserted against the company vary depending on the suit, but include negligence, unjust enrichment, violation of the state's Sales Practice Act or other statutory provisions, nuisance, fraudulent concealment and civil conspiracy. The suit filed in Michigan includes a claim under the Michigan Consumer Protection Act. Each suit seeks money damages, punitive damages and injunctive and equitable relief, including so-called disgorgement of profits allegedly attributable to underage drinking. The company removed the Ohio case to federal court in the Northern District of Ohio in June 2004, removed the West Virginia case to federal court in the Northern District of West Virginia in May 2005 and removed the Michigan case to federal court in the Eastern District of Michigan in July 2005. The company believes that it has strong legal and factual defenses to these class actions and intends to defend itself vigorously.


ITEM 2.    CHANGES IN SECURITIES

     Following are the company's monthly common stock purchases during the second quarter 2005 (in millions, except per share):

                                                                              Shares            Avg. Price
                                                                          ----------------    ----------------
Shares Remaining Authorized Under Disclosed
Repurchase Programs at March 31, 2005                                             34.4
                                                                          ----------------


Share Repurchases
-----------------

April                                                                              0.5                $45.93
                                                                                              ================

May                                                                                0.8                $46.64
                                                                                              ================

June                                                                               0.7                $47.12
                                                                          ----------------    ================

Total                                                                              2.0                $46.63
                                                                          ----------------    ================

Shares Remaining Authorized Under Disclosed
Repurchase Programs at June 30, 2005                                              32.4
                                                                          ================

     All shares have been repurchased under a March 2003 Board of Directors authorization to repurchase 100 million shares. There is no prescribed termination date for this program. The numbers of shares shown include shares delivered to the company to exercise stock options.

ITEM 6.    EXHIBITS


              12  Ratio of Earnings to Fixed Charges

            31.1 Certification of Chief Executive Officer required by Rules 13a-14(a) or 15d-14(a) under the Exchange Act

            31.2 Certification of Chief Financial Officer required by Rules 13a-14(a) or 15d-14(a) under the Exchange Act

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

                                    ANHEUSER-BUSCH COMPANIES, INC.
                                    (Registrant)


                                    /s/ W. Randolph Baker
                                    -------------------------------------------
                                    W. Randolph Baker
                                    Vice President and Chief Financial Officer
                                    (Chief Financial Officer)
                                    July 28, 2005


                                    /s/ John F. Kelly
                                    -------------------------------------------
                                    John F. Kelly
                                    Vice President and Controller
                                    (Chief Accounting Officer)
                                    July 28, 2005