Form 10-Q
period 2005-09-30
ANHEUSER-BUSCH COMPANIES, INC.
filed 2005-10-28
CIK 310569

==============================================================================

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005.

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
        FROM               TO

            COMMISSION FILE NUMBER:   1-7823
                                      ------

                       ANHEUSER-BUSCH COMPANIES, INC.
------------------------------------------------------------------------------
           (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                    43-1162835
           --------                                    ----------
   (State of Incorporation)               (I.R.S. Employer Identification No.)

                 One Busch Place, St. Louis, Missouri 63118
------------------------------------------------------------------------------
             (Address of principal executive offices) (Zip Code)

                               (314) 577-2000
------------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

------------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

            Yes  /X/                         No  / /

            Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

            Yes  /X/                         No  / /

            Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

            Yes  / /                         No  /X/

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

$1 Par Value Common Stock - 776,334,810 shares as of September 30, 2005.

==============================================================================

                         Anheuser-Busch Companies, Inc. and Subsidiaries
                             Consolidated Balance Sheet (Unaudited)

-------------------------------------------------------------------------------------------------
(In millions, except per share)                                 September 30,        December 31,
                                                                    2005                 2004
                                                                -------------        ------------
Assets
Current Assets:
     Cash                                                        $    191.9           $    228.1
     Accounts receivable                                              814.0                696.1
     Inventories:
          Raw materials and supplies                                  394.0                405.0
          Work in progress                                             92.4                 80.0
          Finished goods                                              205.3                205.3
             Total inventories                                        691.7                690.3
     Other current assets                                             206.8                203.9
                                                                ------------         ------------
     Total current assets                                           1,904.4              1,818.4
Investments in affiliated companies                                 3,245.3              3,150.2
Plant and equipment, net                                            9,004.9              8,847.4
Intangible assets, including goodwill of $1,032.7 and $984.1        1,237.6              1,191.9
Other assets                                                        1,050.9              1,165.5
                                                                ------------         ------------
             Total assets                                        $ 16,443.1           $ 16,173.4
                                                                ============         ============


Liabilities and Shareholders Equity
Current Liabilities:
     Accounts payable                                            $  1,202.5           $  1,194.8
     Accrued salaries, wages and benefits                             243.0                291.4
     Accrued taxes                                                    222.7                152.9
     Accrued interest                                                 113.8                125.2
     Other current liabilities                                        219.9                204.7
                                                                ------------         ------------
     Total current liabilities                                      2,001.9              1,969.0
                                                                ------------         ------------
Postretirement benefits                                               443.7                454.2
                                                                ------------         ------------
Debt                                                                8,007.8              8,278.6
                                                                ------------         ------------
Deferred income taxes                                               1,641.6              1,727.2
                                                                ------------         ------------
Other long-term liabilities                                         1,069.3              1,076.3
                                                                ------------         ------------
Shareholders Equity:
     Common stock, $1.00 par, authorized 1.6 billion shares         1,467.2              1,463.0
     Capital in excess of par value                                 1,560.8              1,425.3
     Retained earnings                                             16,454.1             15,407.2
     Treasury stock, at cost                                      (15,258.9)           (14,638.5)
     Accumulated non-owner changes in equity                         (944.4)              (988.9)
                                                                ------------         ------------
     Total Shareholders Equity                                      3,278.8              2,668.1
                                                                ------------         ------------
Commitments and contingencies                                             -                    -
                                                                ------------         ------------
             Total Liabilities and Shareholders Equity           $ 16,443.1           $ 16,173.4
                                                                ============         ============

-------------------------------------------------------------------------------------------------

See the accompanying footnotes on pages 5 - 11.

                         Anheuser-Busch Companies, Inc. and Subsidiaries
                           Consolidated Income Statement (Unaudited)

-------------------------------------------------------------------------------------------------
(In millions, except per share)                  Third Quarter                  Nine Months
                                              Ended September 30,           Ended September 30,
                                          --------------------------     ------------------------
                                              2005           2004            2005         2004
                                          -----------    -----------     -----------  -----------
Gross sales                                $ 4,689.4      $ 4,679.6       $13,371.8    $13,279.8
    Excise taxes                              (600.9)        (599.5)       (1,701.5)    (1,712.7)
                                          -----------    -----------     -----------  -----------
Net sales                                    4,088.5        4,080.1        11,670.3     11,567.1
    Cost of sales                           (2,513.8)      (2,361.3)       (7,217.0)    (6,765.8)
                                          -----------    -----------     -----------  -----------
Gross profit                                 1,574.7        1,718.8         4,453.3      4,801.3
    Marketing, distribution and
       administrative expenses                (708.4)        (672.5)       (2,009.6)    (1,909.1)
     Litigation settlement                    (105.0)             -          (105.0)           -
                                          -----------    -----------     -----------  -----------
Operating income                               761.3        1,046.3         2,338.7      2,892.2
    Interest expense                          (112.5)        (107.2)         (343.2)      (314.8)
    Interest capitalized                         4.1            4.7            14.8         15.7
    Interest income                              0.2            1.9             2.4          3.4
    Other income/(expense), net                 (9.8)           2.5            10.9         32.5
                                          -----------    -----------     -----------  -----------
Income before income taxes                     643.3          948.2         2,023.6      2,629.0
    Provision for income taxes                (272.2)        (367.7)         (775.8)    (1,020.3)
Equity income, net of tax                      147.1          103.9           390.2        299.1
                                          -----------    -----------     -----------  -----------
Net income                                 $   518.2      $   684.4       $ 1,638.0    $ 1,907.8
                                          ===========    ===========     ===========  ===========
Basic earnings per share                        $.67           $.86           $2.11        $2.38
                                          ===========    ===========     ===========  ===========
Diluted earnings per share                      $.66           $.85           $2.09        $2.35
                                          ===========    ===========     ===========  ===========
-------------------------------------------------------------------------------------------------

See the accompanying footnotes on pages 5 -- 11.

                        Anheuser-Busch Companies, Inc. and Subsidiaries
                        Consolidated Statement of Cash Flows (Unaudited)

-----------------------------------------------------------------------------------------------
(In millions)                                                               Nine Months
                                                                        Ended September 30,
                                                                   ----------------------------
                                                                      2005             2004
                                                                   -----------      -----------
Cash flow from operating activities:
     Net Income                                                     $ 1,638.0        $ 1,907.8
     Adjustments to reconcile net income to cash
        provided by operating activities:
          Depreciation and amortization                                 732.3            692.0
          (Decrease) / Increase in deferred income taxes                (55.6)           134.9
          Undistributed earnings of affiliated companies               (180.2)          (120.1)
          Gain on sale of business                                      (15.4)               -
          Other, net                                                    147.5            (17.9)
                                                                   -----------      -----------
     Operating cash flow before changes in working capital            2,266.6          2,596.7
          Increase in working capital                                   (98.4)          (205.3)
                                                                   -----------      -----------
     Cash provided by operating activities                            2,168.2          2,391.4
                                                                   -----------      -----------

Cash flow from investing activities:
     Capital expenditures                                              (823.1)          (726.5)
     Proceeds from sale of business                                      48.3                -
     Acquisitions                                                           -           (726.0)
                                                                   -----------      -----------
     Cash used for investing activities                                (774.8)        (1,452.5)
                                                                   -----------      -----------

Cash flow from financing activities:
     Increase in debt                                                       -          1,435.1
     Decrease in debt                                                  (320.2)          (508.4)
     Dividends paid to shareholders                                    (591.1)          (549.9)
     Acquisition of treasury stock                                     (620.4)        (1,410.3)
     Shares issued under stock plans                                    102.1             99.5
                                                                   -----------      -----------
     Cash used for financing activities                              (1,429.6)          (934.0)
                                                                   -----------      -----------
Net (decrease) / increase in cash during the period                     (36.2)             4.9
Cash, beginning of period                                               228.1            191.1
                                                                   -----------      -----------
Cash, end of period                                                 $   191.9        $   196.0
                                                                   ===========      ===========

-----------------------------------------------------------------------------------------------

See the accompanying footnotes on pages 5 -- 11.

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

2.   Business Segments Information
     -----------------------------
         Comparative business segment information for the third quarter and nine months ended September 30 is presented below (in millions):

                       ----------------------------------------------------------------------------------------
     THIRD                  Domestic        International                                Corporate
    QUARTER                   Beer              Beer         Packaging     Entertain.     & Elims.     Consol.
---------------------------------------------------------------------------------------------------------------
2005
Gross Sales                 $3,475.2            318.9          616.1         408.4         (129.2)    $4,689.4
Net Sales:
   - Intersegment               $0.7                -          238.6             -         (239.3)         $ -
   - External               $2,940.2            252.3          377.5         408.4          110.1     $4,088.5
Income Before
  Income Taxes                $738.8             22.3           40.3         143.5         (301.6)      $643.3
Equity Income                      -           $147.1              -             -              -       $147.1
Net Income                    $458.0            161.0           24.9          89.0         (214.7)      $518.2
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
2004
Gross Sales                 $3,566.0            284.6          611.6         360.6         (143.2)    $4,679.6
Net Sales:
   - Intersegment               $0.7                -          240.1             -         (240.8)         $ -
   - External               $3,022.4            228.0          371.5         360.6           97.6     $4,080.1
Income Before
  Income Taxes                $933.3             36.5           48.9         112.9         (183.4)      $948.2
Equity Income                      -           $103.9              -             -              -       $103.9
Net Income                    $578.7            126.5           30.3          70.0         (121.1)      $684.4

---------------------------------------------------------------------------------------------------------------

                       --------------------------------------------------------------------------------------------
                              Domestic        International                               Corporate
  NINE MONTHS                   Beer              Beer        Packaging     Entertain.     & Elims.       Consol.
-------------------------------------------------------------------------------------------------------------------
2005
Gross Sales                  $10,121.0            864.0        1,831.5         904.4        (349.1)      $13,371.8
Net Sales:
   - Intersegment                 $2.1                -          674.7             -        (676.8)            $ -
   - External                 $8,587.3            694.1        1,156.8         904.4         327.7       $11,670.3
Income Before
  Income Taxes                $2,293.4             70.1          120.4         215.1        (675.4)       $2,023.6
Equity Income                        -           $390.2              -             -             -          $390.2
Net Income                    $1,421.9            433.7           74.6         133.4        (425.6)       $1,638.0

-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
2004
Gross Sales                  $10,387.1            715.2        1,758.8         827.2        (408.5)      $13,279.8
Net Sales:
   - Intersegment                 $2.1                -          688.1             -        (690.2)            $ -
   - External                 $8,813.2            574.3        1,070.7         827.2         281.7       $11,567.1
Income Before
  Income Taxes                $2,747.5             90.5          138.2         183.7        (530.9)       $2,629.0
Equity Income                        -           $299.1              -             -             -          $299.1
Net Income                    $1,703.5            355.2           85.7         113.9        (350.5)       $1,907.8
-------------------------------------------------------------------------------------------------------------------


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

3.   Earnings Per Share
     ------------------
         Earnings per share are calculated by dividing net income by weighted-average common shares outstanding for the period. The difference between basic and diluted weighted-average common shares is the dilutive impact of unexercised in-the-money stock options. There were no adjustments to net income for any period shown for purposes of calculating earnings per share. Weighted-average common shares outstanding for the third quarter and nine months ended September 30 are shown in the following table (millions of shares):

                                                   Third Quarter                   Nine Months
                                              -----------------------        ----------------------
                                               2005            2004           2005            2004
                                              -------         -------        -------        -------
     Basic weighted average
     shares outstanding                        776.5           797.4          777.6          802.9
                                              =======         =======        =======        =======

     Diluted weighted average
     shares outstanding                        780.8           806.6          783.2          812.8
                                              =======         =======        =======        =======

4.   Non-Owner Changes in Shareholders Equity
     ----------------------------------------
         The components of accumulated non-owner changes in shareholders equity, net of applicable income taxes, as of September 30, 2005 and December 31, 2004 follow (in millions):

                                                                           Sept. 30,          Dec. 31,
                                                                             2005               2004
                                                                          ----------         ----------
     Foreign currency translation loss                                     $(437.5)           $(566.5)
     Deferred hedging gains and (losses)                                      10.1               (1.3)
     Deferred securities valuation gains                                       -                 95.9
     Minimum pension liability                                              (517.0)            (517.0)
                                                                          ----------         ----------
       Accumulated non-owner changes in shareholders equity                $(944.4)           $(988.9)
                                                                          ==========         ==========


         Net income plus non-owner changes in shareholders equity, net of applicable income taxes, for the third quarter and nine months ended September 30 follows (in millions):

                                                       Third Quarter                  Nine Months
                                                    --------------------        -----------------------
                                                      2005        2004             2005         2004
                                                    --------    --------        ----------   ----------

     Net income                                      $518.2      $684.4          $1,638.0     $1,907.8

     Non-owner changes in equity:

          Foreign currency translation
           gains and (losses)                          55.6        13.3             129.0         (8.6)

          Net change in deferred hedging gains
           and (losses)                                 8.2        (9.2)             11.4        (51.6)

          Deferred securities valuation gains and
           (losses)                                     0.4        21.5             (95.9)       (80.3)
                                                    --------    --------        ----------   ----------

     Combined net income and non-owner changes
      in equity                                      $582.4      $710.0          $1,682.5     $1,767.3
                                                    ========    ========        ==========   ==========

5.   Goodwill
     --------
         Following is goodwill by business segment, as of September 30, 2005 and December 31, 2004 (in millions). For balance sheet classification, goodwill related to consolidated companies is included in other assets, while goodwill related to equity investments is included in investment in affiliated companies. The change in international beer segment goodwill during 2005 is due to post-acquisition balance sheet adjustments related to Harbin and fluctuations in foreign currency exchange rates.

                                            Sept. 30, 2005    Dec. 31, 2004
                                            --------------    -------------

     Domestic Beer                               $21.2             $21.2

     International Beer                        1,249.4           1,177.8

     Packaging                                    21.9              21.9

     Entertainment                               288.3             288.3
                                             ----------        ----------

        Total goodwill                        $1,580.8          $1,509.2
                                             ==========        ==========

6.   Derivatives
     -----------
         All of Anheuser-Busch's derivatives qualify as hedges in accordance with FAS 133, "Accounting for Derivatives and Other Hedging Instruments." The company therefore defers in accumulated non-owner changes in shareholders equity the portion of hedging gains and losses that equal the change in cost of the underlying transactions. As the underlying hedged transactions occur, these deferred hedging gains and losses are reclassified into earnings to match the cost of the hedged transaction. The company reclassified the following pretax gains and losses from accumulated non-owner changes in equity into earnings during the third quarter and nine months (in millions). These gains and losses effectively offset changes in underlying prices of hedged commodity purchases by the company.

                                    2005                         2004
                              -----------------           ------------------
                              Gains      Losses            Gains      Losses
                              -----      ------            -----      ------

     Third Quarter             $6.6       $1.1             $14.6       $2.1
                              ======     ======           =======     ======


     Nine Months               $9.0       $6.4             $50.8       $2.9
                              ======     ======           =======     ======

         The company immediately recognizes in earnings any portion of derivative gains or losses that are not 100% effective at offsetting price changes in the underlying transactions. Anheuser-Busch recognized net pretax gains due to this hedge ineffectiveness of $0.1 million for the third quarter and net ineffective pretax losses of $0.3 million for the nine months of 2005, compared to a net gain of $2.4 million and $26 million for third quarter and nine months of 2004, respectively. The gain for the nine months of 2004 includes $19.5 million related to the sale of commodity hedges.

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

         In the first quarter 2005, for pro forma reporting purposes Anheuser-Busch began assuming that 100% of the expense associated with non-forfeitable stock options is recognized at the grant date. The company previously assumed all stock option expense was amortized over the three-year vesting period. Following is the pro forma impact on net income and earnings per share for the third quarter and nine months ended September 30 (in millions, except per share). The company expects full year 2005 pro forma stock option expense of approximately $.12 per share.

                                                      Third Quarter                         Nine Months
                                                 -----------------------            ---------------------------
                                                   2005           2004                 2005             2004
                                                 --------       --------            ----------       ----------

Reported Net Income                               $518.2         $684.4              $1,638.0         $1,907.8
Pro Forma Impact of Expensing
  Stock Options                                    (13.4)         (29.1)                (39.1)           (87.3)
                                                 --------       --------            ----------       ----------
Pro Forma Net Income                              $504.8         $655.3              $1,598.9         $1,820.5
                                                 ========       ========            ==========       ==========

Reported Basic Earnings Per Share                   $.67           $.86                 $2.11            $2.38
Pro Forma Impact of Expensing
  Stock Options                                     (.02)          (.04)                 (.05)            (.11)
                                                 --------       --------            ----------       ----------
Pro Forma Basic Earnings Per Share                  $.65           $.82                 $2.06            $2.27
                                                 ========       ========            ==========       ==========

Reported Diluted Earnings Per Share                 $.66           $.85                 $2.09            $2.35
Pro Forma Impact of Expensing
  Stock Options                                     (.02)          (.04)                 (.05)            (.11)
                                                 --------       --------            ----------       ----------
Pro Forma Diluted Earnings Per Share                $.64           $.81                 $2.04            $2.24
                                                 ========       ========            ==========       ==========

     In December 2004, the FASB issued revised and renamed guidance on stock option accounting, FAS 123R, "Share-Based Payment." FAS 123R requires compensation expense related to stock options to be recognized in the income statement, based on the fair value of options at the date of grant. Anheuser-Busch currently plans to adopt FAS 123R in the first quarter 2006.

8.   Pension and Postretirement Health Care Expense
     ----------------------------------------------
         The components of total pension expense for the third quarter and nine months ended September 30 are shown below (in millions):

                                                                          Third Quarter                   Nine Months
                                                                      ---------------------        ------------------------
                                                                        2005         2004             2005          2004
                                                                      --------     --------        ---------      ---------

   Service cost (benefits earned during the period)                    $ 22.4       $ 22.5          $  70.9        $  64.8

   Interest cost on benefit obligation                                   42.0         40.2            126.4          119.3

   Assumed return on plan assets                                        (48.3)       (47.2)          (146.3)        (142.3)

   Amortization of prior service cost and net
     actuarial losses                                                    22.3         14.7             66.3           46.6
                                                                      --------     --------        ---------      ---------

   Expense for defined benefit plans                                     38.4         30.2            117.3           88.4

   Cash contributed to multi-employer pension plans                       4.1          4.1             12.2           12.6

   Cash contributed to defined contribution pension plans                 5.7          4.7             14.4           14.0
                                                                      --------     --------        ---------      ---------

   Total pension expense                                               $ 48.2       $ 39.0          $ 143.9        $ 115.0
                                                                      ========     ========        =========      =========

         The components of total postretirement health care expense for the third quarter and nine months ended September 30 are shown below (in millions):

                                                                   Third Quarter                  Nine Months
                                                                --------------------          --------------------
                                                                 2005         2004             2005         2004
                                                                -------      -------          -------      -------

     Service cost (benefits earned during the period)            $ 6.4        $ 5.6            $19.2        $16.8

     Interest cost on benefit obligation                           9.9          8.7             29.6         26.1

     Amortization of prior service cost and net
       actuarial losses and (gains)                                0.6         (2.7)             1.9         (5.4)
                                                                -------      -------          -------      -------

     Total postretirement healthcare expense                     $16.9        $11.6            $50.7        $37.5
                                                                =======      =======          =======      =======

9.   Tsingtao Bond Conversion
     ------------------------
         In April 2005, the company converted its two remaining Tsingtao convertible bonds into Series H common shares, thereby increasing Anheuser-Busch's economic ownership in Tsingtao from 9.9% to 27%, and its voting stake from 9.9% to 20%. Local government authorities hold the proxy voting rights for the 7% difference between the company's voting and economic stakes. The increased economic stake allows the company to nominate an additional director, giving the company two of 11 board seats. Because of the additional share ownership and board representation, Anheuser-Busch believes it can exercise significant influence over Tsingtao and therefore began applying the equity method of accounting for Tsingtao in May 2005, on a one-month lag.

10.  Contingencies
     -------------
         In the third quarter 2005, Anheuser-Busch and its outside insurance companies settled all claims associated with previously disclosed lawsuits filed by Maris Distributing Company. As a result of the settlement, the company paid $120 million and incurred a $105 million pretax charge ($.12 per share), which is reported as a separate line item on a pretax basis in the income statement.

         The company and certain of its subsidiaries are involved in other claims and legal proceedings in which monetary damages and other relief is sought. The company is vigorously contesting these claims; however resolution is not expected to occur quickly, and their ultimate outcome cannot presently be predicted. It is the opinion of management that the ultimate resolution of these claims, legal proceedings and other contingencies, either individually or in the aggregate, will not materially affect the company's financial position, results of operations or liquidity.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION
     This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Anheuser-Busch Companies, Inc. for the third quarter and nine months ended September 30, 2005, compared to the third quarter and nine months ended September 30, 2004, and the year ended December 31, 2004. This discussion should be read in conjunction with the consolidated financial statements and notes included in the company's annual report to shareholders for the year ended December 31, 2004.

     This discussion contains forward-looking statements regarding the company's expectations concerning its future operations, earnings and prospects. On the date the forward-looking statements are made, the statements represent the company's expectations, but the company's expectations concerning its future operations, earnings and prospects may change. The company's expectations involve risks and uncertainties (both favorable and unfavorable) and are based on many assumptions that the company believes to be reasonable, but such assumptions may ultimately prove to be inaccurate or incomplete, in whole or in part. Accordingly, there can be no assurances that the company's expectations and the forward-looking statements will be correct. Important factors that could cause actual results to differ (favorably or unfavorably) from the expectations stated in this discussion include, among others, changes in the pricing environment for the company's products; changes in U.S. demand for malt beverage products, including changes in U.S. demand for other alcohol beverages; changes in consumer preference for the company's malt beverage products; changes in the cost of marketing the company's malt beverage products; regulatory or legislative changes, including changes in beer excise taxes at either the federal or state level and changes in income taxes; changes in the litigation to which the company is a party; changes in raw materials prices; changes in packaging materials costs; changes in energy costs; changes in interest rates; changes in foreign currency exchange rates; unusual weather conditions that could impact beer consumption in the U.S.; changes in attendance and consumer spending patterns for the company's theme park operations; changes in demand for aluminum beverage containers; changes in the company's international beer business or in the beer business of the company's international equity partners; changes in the economies of the countries in which the company's international beer business or its international equity partners operate; changes in the company's credit rating resulting from future acquisitions or divestitures; and the effect of stock market conditions on the company's share repurchase program. Anheuser-Busch disclaims any obligation to update or revise any of these forward-looking statements.

RESULTS OF OPERATIONS
---------------------
     Consolidated net sales increased 0.2% in the third quarter and 0.9% for the nine months of 2005, while reported diluted earnings per share declined 22.4% and 11.1%, respectively, for the same periods. Reported earnings per share include one-time items in both the third quarter and nine months of 2005 and year-to-date 2004 that make direct comparisons difficult. The one-time items in 2005 are a litigation settlement involving a domestic beer wholesaler, settlement of tax matters in Chile related to the sale of the company's investment in Compania Cervecerias Unidas S.A. (CCU), income tax reform legislation in Ohio and a gain on the sale of an interest in a theme park in Spain. The 2004 item is a one-time gain related to the sale of commodity hedges. Excluding these one-time items to make 2005 and 2004 results comparable, earnings per share for the third quarter and nine months of 2005 decreased 8.2% and 6.9%, respectively (see complete discussion on pages 18 through 21).

     The company is disappointed in its sales and earnings results, but is encouraged by improvement in its market share performance at the consumer level. Both the company and the domestic beer industry have experienced volume declines and significant cost pressures. Anheuser-Busch has undertaken a number of initiatives in 2005 to enhance beer volume and market share growth, and in the third quarter the company's market share increased in supermarkets, according to IRI data. Although the company is confident it will restore its sales and earnings growth momentum in the future, Anheuser-Busch now expects 2005 earnings per share excluding one-time items to be 10% to 11% below 2004 results, as shown below.

                                                          Earnings Per Share
                                                     ----------------------------
                                                          2005              2004                Decrease
                                                     ---------------     --------           ----------------

Projected / Reported                                  $2.34 - $2.37       $ 2.77
---------------------

Gain on Sale of Spanish Theme Park                       (.024)              --
Chile Income Tax Settlement
   on CCU Sale                                           (.009)              --
Deferred Income Tax Benefit
   from Ohio Tax Legislation                             (.009)              --
One-time Litigation Settlement                            .118               --
Commodity Hedge Gain                                       --              (.015)
Gain on Sale of CCU                                        --              (.018)
Deferred Income Tax Benefit From
  Mexican Income Tax Rate Reduction                        --              (.012)
                                                     ---------------     --------

Excluding One-Time Items                              $2.42 - $2.45       $ 2.73             (10)% to (11)%
                                                     ===============     ========           ================


BEER SALES RESULTS
------------------
     The company's beer volume for the third quarter and nine months is summarized in the following table:

---------------------------------------------------------------------------------------------------------------
                  Reported Beer Volume (millions of barrels) for Periods Ended September 30
 --------------------------------------------------------------------------------------------------------------
                                                 Third Quarter                          Nine Months
                                      ----------------------------------    -----------------------------------
                                                      Versus 2004                             Versus 2004
                                                ------------------------               ------------------------
                                       2005      Barrels          %           2005      Barrels          %
                                      ------    ---------    -----------    -------    ---------    -----------
Domestic                               27.2      Dn (0.4)     Dn (1.4)%       78.0      Dn (2.1)     Dn (2.6)%
International                           6.2       Up 1.3       Up 26.0%       15.4       Up 6.4       Up 70.2%
                                      ------    ---------    -----------    -------    ---------    -----------
    Worldwide A-B Brands               33.4       Up 0.9        Up 2.8%       93.4       Up 4.3        Up 4.8%
Int'l Equity Partner Brands             8.6       Up 3.4       Up 66.0%       19.7       Up 5.0       Up 33.6%
                                      ------    ---------    -----------    -------    ---------    -----------
    Total Brands                       42.0       Up 4.3       Up 11.5%      113.1       Up 9.3        Up 8.9%
                                      ======    =========    ===========    =======    =========    ===========
---------------------------------------------------------------------------------------------------------------

     During the third quarter of 2005, domestic beer sales-to-wholesalers decreased 1.4% compared with the third quarter 2004, while wholesaler sales-to-retailers declined 1.0%. Sales in late August and early September were negatively impacted by Hurricane Katrina, with sharp declines in the hurricane affected areas. Sales trends quickly recovered in Mississippi, Alabama and Louisiana with the exception of the New Orleans market. Third quarter sales-to-retailers comparisons with 2004 were also adversely impacted by differences in timing of price increases. Third quarter 2004 sales-to-retailers include the sales build up in advance of the company's fourth quarter 2004 price increase. No comparable build-up occurred in the third quarter 2005 due to the company's decision to defer price increases throughout most of the country until early 2006. Sales-to-retailers for the period including the third quarter plus the first two weeks in October were down 0.4%, which eliminates the distortion from the normal inventory build and depletion surrounding the price increase in 2004. During the nine months of 2005, domestic beer sales-to-wholesalers declined 2.6%, and wholesaler sales-to-retailers decreased 0.6% (on a comparable selling day adjusted basis). Wholesaler inventories were reduced significantly in the first nine months of 2005, from approximately two and one half days higher than the prior year at the end of 2004 to approximately one day lower than the prior year at the end of the third quarter.

     The company's estimated domestic market share (excluding exports) for the nine months of 2005 was 49%, compared to 2004 market share of 50%. Domestic market share is based on estimated U.S. beer industry shipment volume using information provided by the Beer Institute and the U.S. Department of Commerce. Anheuser-Busch's market share performance based on shipments was impacted by the company's wholesaler inventory reduction.

     International volume, consisting of Anheuser-Busch brands produced overseas by company-owned breweries and under license and contract brewing agreements, plus exports from the company's U.S. breweries to markets around the world, increased 26% for the third quarter and 70% for the nine months of 2005. These increases are primarily due to the impact of the Harbin acquisition in the third quarter 2004, increased volume in Canada, the United Kingdom and Mexico for both the third quarter and nine months, and higher Budweiser sales volume in China for the third quarter. International volume excluding the Harbin acquisition increased 7.5% in the third quarter and was up 3.4% through the nine months.

     Worldwide Anheuser-Busch brands volume, comprised of domestic volume and international volume, increased 2.8% and 4.8%, respectively, for the third quarter and nine months of 2005 to 33.4 million and 93.4 million barrels versus 2004.

     Total brands volume, which combines worldwide Anheuser-Busch brand volume with international equity partner volume (representing the company's share of its foreign equity partners' volume on a one-month lag) was 42 million barrels in the third quarter 2005, up 4.3 million barrels, or 11.5% over third quarter 2004. Total brands volume was up 8.9%, to 113.1 million barrels for the nine months of 2005.

     International equity partner brands volume grew 66% and 34%, respectively, for the third quarter and nine months of 2005 due to Modelo volume growth and the addition of

Tsingtao equity volume beginning in May 2005, partially offset by the loss of volume from the sale of the company's equity investment in CCU in the fourth quarter 2004.

     As previously stated, the domestic beer company is planning a price increase for early 2006. Discount reductions will likely comprise a larger portion of revenue enhancement initiatives in 2006 compared with recent years. As always, revenue enhancement initiatives will be tailored to specific markets, brands and packages.

THIRD QUARTER AND NINE MONTHS OF 2005 FINANCIAL RESULTS
-------------------------------------------------------
     Key operating results for the third quarter and nine months of 2005 are summarized below:

----------------------------------------------------------------------------------------------------------------------------
In millions, except per share                         Third Quarter                                Nine Months
                                         ---------------------------------------    ----------------------------------------
                                                              Vs. 2004                                     Vs. 2004
                                                      --------------------------                  --------------------------
                                           2005            $             %            2005             $             %
                                         --------     -----------   ------------    ---------     -----------   ------------
Gross Sales                               $4,689          Up $9         Up 0.2%      $13,372         Up $92         Up 0.7%
Net Sales                                 $4,089          Up $9         Up 0.2%      $11,670        Up $103         Up 0.9%
Income Before Income Taxes                  $643       Dn $(305)     Dn (32.2)%       $2,024       Dn $(605)     Dn (23.0)%
Equity Income, Net of Tax                   $147         Up $43        Up 41.6%         $390         Up $91        Up 30.5%
Net Income                                  $518       Dn $(166)     Dn (24.3)%       $1,638       Dn $(270)     Dn (14.1)%
Diluted Earnings per Share                  $.66       Dn $(.19)     Dn (22.4)%        $2.09       Dn $(.26)     Dn (11.1)%
----------------------------------------------------------------------------------------------------------------------------

     Anheuser-Busch reported gross sales of $4.7 billion and $13.4 billion, and net sales of $4.1 billion and $11.7 billion, respectively, in the third quarter and nine months of 2005. These amounts represent gross sales increases of 0.2% and 0.7% for the third quarter and the nine months of 2005. Net sales increased over 2004 by 0.2% and 0.9%, respectively, for the same periods. The differences between gross and net sales reflect beer excise taxes of $600 million and $1.7 billion for the third quarter and nine months, respectively.

     The increases in net sales for the third quarter and nine months of 2005 were due to sales increases for international beer, packaging and entertainment operations partially offset by declines in domestic beer revenues. International beer net sales increased 11% and 21%, respectively, primarily due to the Harbin acquisition, increased volume in Canada, the United Kingdom and Mexico in both periods, and higher Budweiser sales volume in China for the third quarter. Commodity-based packaging operations net sales increased 2% in the third quarter and 8% for the nine months due to higher can and recycling revenues attributable to higher aluminum prices. Entertainment segment sales increased 13% for the third quarter and 9% year-to-date due to higher attendance, admissions pricing and in-park spending for both periods. For both the third quarter and nine months, domestic beer segment net sales decreased almost 3%, due to lower beer volume and reduced revenue per barrel in the third quarter, and lower beer sales volume partially offset by higher revenue per barrel year-to-date. Domestic beer revenue per barrel declined 1.2% and grew 0.2% for the third quarter and nine months of 2005, respectively. Domestic revenue per barrel is calculated as net sales generated by the company's domestic beer operations on barrels of beer sold, determined on a U.S. GAAP basis, divided by the volume of beer shipped from the company's breweries to independent U.S. wholesalers. Net sales for the nine months also include higher sales for the company's real estate subsidiary.

     Cost of sales was $2.5 billion and $7.2 billion, respectively, for the third quarter and nine months of 2005, reflecting increases of $153 million, or 6.5%, and $451 million, or 6.7%, respectively, compared to 2004. The increases in cost of sales are attributable to higher costs for all of the company's major business segments, including higher aluminum and other packaging materials expense and increased energy costs for domestic beer; incremental production costs for international beer associated with the timing of the Harbin acquisition; increased energy costs, aluminum costs and higher manufacturing costs for the commodity-based packaging segment; and higher park operating expenses in entertainment operations. Gross profit as a percentage of net sales decreased 330 basis points in the nine months of 2005, to 38.2%, while third quarter 2005 gross margin was 38.5%, a decline of 360 basis points versus 2004. These decreases are primarily due to the decline in domestic beer volume combined with increases in domestic beer production costs per barrel significantly exceeding revenue per barrel.

     Marketing, distribution and administrative expenses for the third quarter 2005 were $708 million, an increase of $36 million, or 5.3% compared with third quarter 2004. For the nine months of 2005, these expenses were $2.0 billion, an increase of $101 million, also up 5.3% versus prior year. For both the third quarter and year-to-date, the increases are the result of higher domestic beer marketing and selling costs, primarily for the Bud Family, including the national introduction of Budweiser Select and in support of the company's beer volume and market share growth initiatives; increased international beer marketing and distribution costs and higher beer distribution costs for company-owned U.S. beer wholesalers, partially offset by reduced on-going general and administrative expenses.

     Third quarter 2005 also includes the one-time $105 million pretax litigation settlement ($.12 per share) discussed in Note 10. This expense is reported as a separate line item in the consolidated income statement and classified as a corporate item for segment reporting.

     Operating income decreased $285 million, or 27% in the third quarter 2005 and declined $554 million, or 19% for the nine months versus comparable 2004 periods. Operating margins for the third quarter and nine months of 2005 were 18.6% and 20.0%, respectively, decreases of 700 and 500 basis points, due primarily to reduced domestic beer sales volume and higher costs, including the one-time litigation settlement. Excluding the litigation settlement, operating margins declined 440 basis points and 410 basis points, respectively, for the third quarter and nine months of 2005 as shown below.

                                                      Third Quarter                       Nine Months
                                              ------------------------------    -------------------------------
                                                2005      2004     Change         2005       2004     Change
                                              -------   -------  -----------    -------    -------  -----------

Reported Operating Margin                      18.6%     25.6%    (700) bps      20.0%      25.0%    (500) bps

Impact of Litigation Settlement                  2.6       ---      260 bps        0.9        ---       90 bps
                                              -----------------------------------------------------------------

Excluding Litigation Settlement                21.2%     25.6%    (440) bps      20.9%      25.0%    (410) bps
                                              =================================================================

     Interest expense less interest income was $112 million for the third quarter 2005, an increase of $7 million, or 6.6% compared to the third quarter 2004. Year-to-date, interest expense less interest income was $341 million, an increase of $29 million, or 9.4% versus 2004. These increases are primarily due to higher average outstanding debt balances in both periods compared to prior year, plus higher rates in the third quarter. Interest capitalized, which fluctuates depending on the amount and timing of capital spending and project in-service dates, was $4 million and $15 million, respectively for the third quarter and nine months of 2005, down slightly compared with 2004 amounts.

     Other income/(expense), net reflects the impact of numerous items not directly related to the company's operations. For the third quarter and nine months of 2005, the company had other expense of $10 million and other income of $11 million, respectively, representing decreases versus 2004 of $12 million in the third quarter and

$22 million for the nine months. Other income for the nine months of 2005 includes the $15.4 million pretax gain ($.024 per share) from the sale of the company's 13% equity interest in the Port Aventura theme park in Spain, while other income for the nine months of 2004 includes the pretax gain of $19.5 million ($.015 per share) from the sale of commodity derivatives. For business segment reporting purposes, both of these gains are reported as corporate items. Year-to-date 2004 other income also includes a $19.1 million pretax gain related to the sale of two beer wholesaler partnerships, which is reported in domestic beer segment results.

     Income before income taxes for the third quarter 2005 was $643 million, a decrease of $305 million, or 32% versus third quarter 2004. Pretax income for the nine months of 2005 was $2.0 billion, a decline of $605 million, or 23% versus 2004. Decreases for both periods primarily reflect lower profits in domestic beer, higher interest expense, the one-time litigation settlement and lower results for international beer and packaging operations, partially offset by improved performance for entertainment operations for both periods and the company's real estate subsidiary for the nine months. Excluding the $105 million litigation settlement, income before income taxes for the third quarter decreased $200 million, or 21%.

     Domestic beer segment pretax profits declined 21%, or $195 million and 16.5%, or $454 million, respectively, in the third quarter and nine months of 2005. These decreases were due to lower net sales, as previously discussed, and higher costs. Higher costs primarily resulted from commodity cost pressures related to aluminum, glass and energy, higher costs for new packaging, plant operating costs and the incremental expenses to support the company's stepped-up pricing and marketing initiatives, including the national introduction of Budweiser Select. International beer pretax income was down $14 million for the third quarter and down $20 million year-to-date. The third quarter decline is primarily due to lower profits in China, including Harbin. For the nine months, international beer pretax income declined primarily due to lower profits in China (including Harbin) and the United Kingdom, partially offset by improved results in Canada. Packaging segment pretax profits were down $9 million and $18 million for the third quarter and nine months, respectively, primarily due to higher energy and materials cost for both can and glass manufacturing operations. Entertainment segment pretax results were up $31 million for both the third quarter and nine months of 2005, on a combination of increased attendance, admissions pricing and higher in-park spending partially offset by higher park operating expenses. Entertainment results in 2004 were adversely impacted by four hurricanes in Florida.

     Equity income increased $43 million and $91 million in the third quarter and nine months of 2005, respectively. These increases primarily reflect the benefit of Grupo Modelo pricing and volume growth, a lower Mexican income tax rate and the recognition of the company's pro rata share in the net earnings of Tsingtao Brewing Company beginning in the second quarter 2005. Equity income for the comparable 2004 periods includes the company's share of CCU earnings. As previously discussed, the company sold its equity stake in CCU in the fourth quarter 2004.

     Anheuser-Busch's reported effective tax rate was 42.3% in the third quarter 2005, an increase of 350 basis points versus the third quarter 2004. The increase in the third quarter is due to a limited tax benefit from the litigation settlement, partially offset by lower foreign taxes and on-going favorable benefits from the American Jobs Creation Act. For the nine months of 2005 the effective income tax rate declined 50 basis points, to 38.3% from 38.8% in 2004. The year-to-date decrease primarily reflects a $3.5 million favorable deferred income tax impact related to the sale of the company's investment in the Spanish theme park, a $6.8 million favorable settlement of certain income tax matters related to the sale of CCU in 2004, a $7.2 million reduction of deferred income taxes resulting from tax reform legislation enacted in Ohio and ongoing benefits from the American Jobs Creation Act.

     The limited income tax benefit for the litigation settlement results from uncertainty regarding the timing of tax benefits under the Internal Revenue Code. The company has recorded the settlement on the basis that the entire settlement amount is considered a capital loss, which is only deductible for income tax purposes to the extent Anheuser-Busch has qualifying capital gains. The company currently does not have sufficient capital gains available in 2005 or the three prior tax years to allow a current deduction of the entire litigation settlement amount. Any loss not currently deductible can be carried forward and applied against future capital gains for five years.

     Net income decreased $166 million, or 24% during the third quarter, and was down $270 million, or 14% for the nine months of 2005, versus the same periods last year. Reported diluted earnings per share were $.66 for the third quarter 2005, a decrease of 22% compared to prior year, and were $2.09 for the nine months, a decrease of 11% compared to the nine months of 2004. Earnings per share benefited from the company's repurchase of nearly 13 million shares during the nine months of 2005.

     As shown in the following tables (in millions, except per share), when one-time items are excluded as noted, the effective income tax rates for the third quarter and nine months of 2005 would have been 38.1% for both periods, while net income and diluted earnings per share would have declined 10.8% and 8.2% for the third quarter, respectively, and decreased 10.4% and 6.9% year-to-date. Excluding the nonrecurring items from earnings better reflects the company's underlying operations and enhances comparability between periods.

                                                 Income
                                                 Before      Provision
                                                 Income      for Income          Net           Earnings        Effective
              THIRD QUARTER                       Taxes        Taxes            Income        Per Share         Tax Rate
              -------------                    -----------  ------------      -----------     ----------      ------------

2005
----
Reported                                          $ 643.3     $ (272.2)          $ 518.2         $  .66             42.3%
                                                                                                              ============
Litigation Settlement                               105.0        (12.6)             92.4           .118
                                               -----------  ------------      -----------     ----------
Excluding Litigation Settlement                   $ 748.3     $ (284.8)          $ 610.6         $  .78             38.1%
                                               ===========  ============      ===========     ==========      ============

2004
----
Reported                                          $ 948.2     $ (367.7)          $ 684.4         $  .85             38.8%
                                               ===========  ============      ===========     ==========      ============

Percentage Change -- 2005 vs. 2004
----------------------------------
Reported                                          (32.2)%                        (24.3)%        (22.4)%          3.5 pts.
                                               ===========                    ===========     ==========      ============
Excluding Litigation Settlement                   (21.1)%                        (10.8)%         (8.2)%        (0.7) pts.
                                               ===========                    ===========     ==========      ============

--------------------------------------------------------------------------------------------------------------------------

              NINE MONTHS
              -----------

2005
----
Reported                                         $2,023.6     $ (775.8)         $1,638.0         $2.09              38.3%
                                                                                                              ============
Gain on Sale of Spanish Theme Park                  (15.4)        (3.5)            (18.9)        (.024)
Favorable Chile Income Tax
   Settlement on CCU Sale                               -         (6.8)             (6.8)        (.009)
Deferred Income Tax Benefit from
   Favorable Ohio Tax Legislation                       -         (7.2)             (7.2)        (.009)
Litigation Settlement                               105.0        (12.6)             92.4          .118
                                               -----------  ------------      -----------     ----------
Excluding One-Time Items                         $2,113.2     $ (805.9)         $1,697.5         $2.17              38.1%
                                               ===========  ============      ===========     ==========      ============

2004
----
Reported                                         $2,629.0    $(1,020.3)         $1,907.8         $2.35              38.8%
                                                                                                              ============
Commodity Hedge Gain                                (19.5)         7.4             (12.1)        (.015)
                                               -----------  ------------      -----------     ----------
Excluding One-Time Gain                          $2,609.5    $(1,012.9)         $1,895.7         $2.33              38.8%
                                               ===========  ============      ===========     ==========      ============

Percentage Change -- 2005 vs. 2004
----------------------------------
Reported                                          (23.0)%                        (14.1)%        (11.1)%        (0.5) pts.
                                               ===========                    ===========     ==========      ============
Excluding One-Time Items                          (19.0)%                        (10.4)%         (6.9)%        (0.7) pts.
                                               ===========                    ===========     ==========      ============

LIQUIDITY AND FINANCIAL CONDITION
---------------------------------
     Cash at September 30, 2005 was $192 million, a decrease of $36 million from the December 31, 2004 balance. The primary source of the company's cash flow is cash generated by operations. Principal uses of cash are capital expenditures, share repurchase, dividends and business investments. The company generated operating cash flow before changes in working capital of $2.3 billion for the nine months of 2005. See the consolidated statement of cash flows for detailed information. Cash generated by the company's business segments is projected to exceed funding requirements for each segment's anticipated capital spending. The net issuance of debt provides an additional source of cash for share repurchase, dividends and business investments in order to maintain the company's leverage position. The nature, extent and timing of debt financing vary depending on the company's evaluation of existing market conditions and other factors.

     The company's debt balance decreased $271 million since December 31, 2004, compared to an increase of $987 million during the nine months of 2004. The details of the changes in debt are outlined below.

INCREASES
--------------------------------------------------------------------------------------------------------------
                                                                    Amount          Interest Rate
Description                                                       (millions)     (fixed unless noted)
--------------------------------------------------------------------------------------------------------------

Nine Months of 2005
-------------------
United Kingdom Brewery Capital Lease Obligation                       $51.5  6.25%
Other                                                                   1.3  Various
                                                                  ----------
                                                                      $52.8
                                                                  ==========

Nine Months of 2004
-------------------
U.S. Dollar Notes                                                    $800.0  $550.0 at 5.0%; $250.0 at 4.7%
Commercial Paper                                                      628.4  1.16% Weighted Average, Floating
Harbin Renminbi-Denominated Debt Assumed                              118.4  5.57% Weighted Average
Industrial Revenue Bonds                                                1.0  5.875%
Issuance Discounts                                                     (1.6) N/A
Other                                                                   8.4  Various
                                                                  ----------
                                                                   $1,554.6
                                                                  ==========

REDUCTIONS
-------------------------------------------------------------------------------------------------------------------
                                                                    Amount          Interest Rate
Description                                                       (millions)     (fixed unless noted)
-------------------------------------------------------------------------------------------------------------------

Nine Months of 2005
-------------------
U.S. Dollar Debentures                                               $150.0  7.25%
Commercial Paper                                                      127.0  2.68% Weighted Average
Net Change in Chinese Renminbi-Denominated Debt                        39.0  5.41% Weighted Average
U.S. Dollar Notes                                                       1.3  5.35%
Other                                                                   6.2  Various
                                                                    --------
                                                                     $323.5
                                                                    ========

Nine Months of 2004
-------------------
U.S. Dollar Notes                                                    $251.2  $250.0 at 7.1%; $1.2 at 5.35%
Euro Notes                                                            251.0  $200.0 at 6.5%; $51.0 at 4.6%
ESOP Note                                                              46.3  8.25%
Chinese Renminbi-Denominated Bank Loans                                 4.0  5.57% Weighted Average
Other, net                                                             15.1  Various
                                                                    --------
                                                                     $567.6
                                                                    ========

     In October 2005, Anheuser-Busch issued $100 million of 12-year, 5.49% fixed rate debt that was swapped to a LIBOR-based floating rate immediately on issuance. The company currently has $1.7 billion of debt available for issuance through existing SEC shelf registrations.

     The company's commercial paper borrowings of $1.0 billion at September 30, 2005 were classified as long-term, since commercial paper is maintained on a long-term basis with on-going support provided by the company's $2 billion revolving credit agreement.

     Capital expenditures during the nine months of 2005 were $823 million, compared to $727 million for the nine months of 2004. Full year 2005 capital expenditures are expected in the range of $1 billion to $1.1 billion.

     Per share dividends paid by the company were $.27 in the third quarter and $.76 for the nine months of 2005, compared with $.245 and $.685, respectively, for the comparable 2004 periods. At its October meeting, the Board of Directors declared a regular quarterly dividend on outstanding shares of the company's common stock of $.27 per share, payable December 9, 2005, to shareholders of record November 9, 2005.

     There have been only normal and recurring changes in the company's commitments since December 31, 2004.

     Return on capital employed for the 12 months ended September 30, 2005 was 15.7%, compared to 18.4% for the 12 months ended September 30, 2004. The decline in return on capital employed is primarily due to the decrease in net income in 2005 versus 2004. Return on capital employed is computed as 12 months of net income before after-tax net interest (interest expense less interest capitalized) divided by average net investment. Net investment is defined as total assets less non-debt current liabilities. For the 12 months ended September 30, 2005, after-tax net interest expense was $269 million, calculated as pretax net interest expense of $434 million less income taxes applied using an assumed 38% tax rate. For the 12 months ended September 30, 2004, after-tax net interest expense was $244 million, calculated as pretax net interest expense of $394 less income taxes applied using an assumed 38% tax rate.

ITEM 3.  RISK MANAGEMENT
     The company's derivatives holdings fluctuate during any given year based on normal and recurring changes in purchasing and production activity. The company experiences fluctuations in derivatives use as raw material inputs change as a result of changes in domestic beer volume. Since December 31, 2004, there have been no significant changes in the company's underlying interest rate, foreign currency or commodity exposures, and there have been no changes in the types of derivative instruments used to hedge the company's exposures. Commodity market conditions have been trending towards higher prices due to increased worldwide demand.

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

     The chief executive officer and chief financial officer evaluated the company's disclosure controls and procedures as of the end of the quarter ended September 30, 2005 and have concluded that they are effective as of September 30, 2005 in providing reasonable assurance that such information is identified and communicated on a timely basis. Additionally, there were no changes in the company's internal control over financial reporting during the quarter that have materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES
     Following are the company's monthly common stock purchases during the third quarter 2005 (in millions, except per share):

                                                               Shares         Avg. Price
                                                               ------         ----------

Shares Remaining Authorized Under Disclosed
 Repurchase Programs at June 30, 2005                           32.4
                                                               ------

Share Repurchases
-----------------
July                                                              --

August                                                           1.0             $44.41
                                                                              ==========

September                                                         --
                                                               ------

Total                                                            1.0             $44.41
                                                               ------         ==========

Shares Remaining Authorized Under Disclosed
 Repurchase Programs at September 30, 2005                      31.4
                                                               ======

     All shares have been repurchased under a March 2003 Board of Directors authorization to repurchase 100 million shares. There is no prescribed termination date for this program. The numbers of shares shown include shares delivered to the company to exercise stock options.

ITEM 6.    EXHIBITS

    4 Credit Agreement dated as of September 30, 2005 among the Company and JP Morgan Chase Bank, N.A., as Administrative Agent

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

                                  ANHEUSER-BUSCH COMPANIES, INC.
                                  (Registrant)


                                  /s/ W. Randolph Baker
                                  ------------------------------------------
                                  W. Randolph Baker
                                  Vice President and Chief Financial Officer
                                  (Chief Financial Officer)
                                  October 28, 2005



                                  /s/ John F. Kelly
                                  ------------------------------------------
                                  John F. Kelly
                                  Vice President and Controller
                                  (Chief Accounting Officer)
                                  October 28, 2005