Form 10-K
period 2005-12-31
ANHEUSER-BUSCH COMPANIES, INC.
filed 2006-03-09
CIK 310569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2005
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission File Number 1-7823

ANHEUSER-BUSCH COMPANIES, INC.
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	43-1162835
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
ONE BUSCH PLACE, ST. LOUIS, MISSOURI	63118
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: 314-577-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock—$1 par value	New York Stock Exchange
6½% Debentures Due January 1, 2028	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ✓ No

      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes      No ✓

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [✓]

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2.) Yes ✓ No

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes      No ✓

      As of June 30, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant was $35,239,758,613.

      Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

$1 Par Value Common Stock 776,361,447 shares as of March 1, 2006

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Annual Report to Shareholders for the Year Ended December 31, 2005	PART I, PART II, and PART IV
Portions of Definitive Proxy Statement for Annual Meeting of Stockholders on April 26, 2006	PART III

      Available on the Web at www.anheuser-busch.com

ANHEUSER-BUSCH COMPANIES, INC.

PART  I

Item 1.  Business

      Anheuser-Busch Companies, Inc. (the “Company” or “Anheuser-Busch”) is a Delaware corporation that was organized in 1979 as the holding company parent of Anheuser-Busch, Incorporated (“ABI”), a Missouri corporation whose origins date back to 1875. In addition to ABI, which is the nation’s leading brewer of beer, the Company is also the parent corporation to a number of subsidiaries that conduct various other business operations. The Company’s operations are comprised of the following principal business segments: domestic beer, international beer, packaging, and entertainment. In 2005, domestic beer contributed 75.8% and 68.4%, international beer contributed 6.4% and 22.7%, packaging contributed 10.4% and 3.6%, and entertainment contributed 7.4% and 5.3% to net sales and net income, respectively. For this calculation, net sales and expenses exclude corporate items as detailed in the Company’s business segments disclosure. The Company believes this measure is the most appropriate as it allows the business segments contributions to add to 100%. Approximately 94% of the Company’s net sales and 77% of net income is generated in the United States. Financial information with respect to the Company’s business segments appears in Note 15, “Business Segments,” on pages 60-61 of the 2005 Annual Report to Shareholders, which Note hereby is incorporated by reference.

      Domestic beer volume was 101.1 million barrels in 2005 as compared with 103.0 million barrels in 2004. Domestic volume represents Anheuser-Busch brands produced and shipped within the United States including Puerto Rico and the Caribbean. Worldwide sales of the Company’s beer brands aggregated 121.9 million barrels in 2005 as compared with 116.8 million barrels in 2004. Worldwide beer volume is comprised of domestic and international volume. International volume represents Anheuser-Busch brands produced overseas by Company-owned breweries and under license and contract brewing agreements, plus exports from the Company’s U.S. breweries to markets around the world. Total brands volume includes worldwide Anheuser-Busch brand volume combined with the Company’s ownership percentage share of the volume of its international equity partners. Total brands volume was 148.3 million barrels and 136.1 million barrels in 2005 and 2004, respectively.

Domestic Beer

      The Company’s principal product is beer, produced and distributed by its subsidiary, ABI, in a variety of containers primarily under the brand names described below. During 2005, ABI discontinued BACARDI Silver Limon, BACARDI Silver Low Carb Green Apple, BACARDI Silver Low Carb Black Cherry, “Doc’s” Hard Lemon and Michelob Hefeweizen.

Budweiser Family

      Budweiser, Budweiser Select, Bud Light and Bud Ice are distributed and sold on a nationwide basis. Bud Ice Light is sold in 47 states and Bud Dry in 44 states.

      Budweiser, Budweiser Select, Bud Light, Bud Ice and Bud Ice Light are sold in both draught and packaged form. Bud Dry is sold only in packaged form.

Michelob Family

      Michelob, Michelob Light, Michelob ULTRA and Michelob Amber Bock are distributed and sold on a nationwide basis. Michelob Marzen, Michelob Pale Ale and Michelob Pumpkin Spice Ale are sold in 48 states, Michelob Honey Lager in 45 states, Michelob Golden Draft and Michelob Golden Draft Light in 8 states and Michelob ULTRA Amber (introduced in 2005) in 7 states.

      Michelob, Michelob Light, Michelob ULTRA, Michelob ULTRA Amber, Michelob Golden Draft, Michelob Golden Draft Light and Michelob Amber Bock are sold in both draught and packaged form. Michelob Honey Lager is sold only in packaged form. Michelob Marzen, Michelob Pale Ale and Michelob Pumpkin Spice Ale are sold in sampler packs only.

Busch Family

      Busch and Busch Light are distributed and sold on a nationwide basis. Busch Ice is sold in 26 states.

      Busch and Busch Light are sold in both draught and packaged form. Busch Ice is sold only in packaged form.

Natural Family

      Natural Light and Natural Ice are distributed and sold on a nationwide basis in both draught and packaged form. Natty Up (introduced in 2005) is sold in 5 states only in packaged form.

Specialty Beers

      BE is distributed and sold on a nationwide basis only in packaged form.

      Anheuser World Lager is sold in 48 states in both draught and packaged form.

      Bare Knuckle Stout is sold in 37 states only in draught form.

      American Red is sold in 21 states only in draught form.

      BISTRO is sold in 2 states in packaged form.

      ZiegenBock Amber and ZiegenBock Light are sold in one state in both draught and packaged form.

      The Company periodically develops holiday, seasonal, occasional and local beers.

Nonalcohol Brews

      O’Doul’s and O’Doul’s Amber are distributed and sold on a nationwide basis. Busch NA is sold in 46 states.

      O’Doul’s and O’Doul’s Amber are sold in both draught and packaged form. Busch NA is sold only in packaged form.

Malt Liquors

      King Cobra is sold in 45 states, Hurricane High Gravity (introduced in 2005) in 36 states, Hurricane Malt in 33 states and Hurricane Ice in 4 states.

      King Cobra, Hurricane High Gravity, Hurricane Malt and Hurricane Ice are sold only in packaged form.

Specialty Malt Beverages

      BACARDI Silver Watermelon, BACARDI Silver Big Apple, BACARDI Silver Strawberry and Tilt (all introduced in 2005) as well as BACARDI Silver Raz, BACARDI Silver O3 and BACARDI Silver are distributed and sold on a nationwide basis. Tequiza is sold in 49 states. Peels Blueberry Pomegranate, Peels Cranberry Peach, Peels Pear Lemon, Peels Strawberry, 9th Street Lime Cactus, 9th Street Pomegranate Raspberry, 9th Street Blood Orange and Wild Blue (all introduced in 2005) are sold in 3 states.

      BACARDI Silver Raz, BACARDI Silver O3 and BACARDI Silver are sold in both draught and packaged form. BACARDI Silver Watermelon, BACARDI Silver Big Apple, BACARDI Silver Strawberry, Tilt, Tequiza, Peels Blueberry Pomegranate, Peels Cranberry Peach, Peels Pear Lemon, Peels Strawberry, 9th Street Lime Cactus, 9th Street Pomegranate Raspberry, 9th Street Blood Orange and Wild Blue are sold only in packaged form.

Alliance Partner Products

      Redhook Ale

      ABI owns a 33.7% equity interest in Seattle-based Redhook Ale Brewery, Inc. Through this alliance, Redhook products are distributed exclusively by ABI wholesalers in all U.S. markets.

      Widmer Brothers

      ABI owns a 39.5% interest in Portland-based Widmer Brothers Brewing Company. Widmer products are distributed exclusively by ABI wholesalers in 47 states.

Joint Venture Agreements

      Kirin

      The Company brews Kirin-Ichiban and Kirin Light through a joint venture agreement with Kirin Brewing Company, Ltd. of Japan for sale in the United States.

      Kirin-Ichiban is sold in 45 states and Kirin Light in 39 states.

      Kirin-Ichiban is sold in both draught and packaged form. Kirin Light is sold only in packaged form.

Domestic Beer Operations

      ABI has developed a system of twelve breweries, strategically located across the country, to economically serve its distribution system. (See Item 2 of Part I—Properties.) Ongoing modernization programs at the Company’s breweries are part of ABI’s overall strategic initiatives.

      During 2005, approximately 94% of the beer sold by ABI, measured in barrels, reached retail channels through more than 570 independent wholesalers. The Company has a formal, written distribution agreement (the Equity Agreement) with each of its wholesalers. Each Equity Agreement generally specifies the territory in which the wholesaler is permitted to sell the Company’s products, the brands that the wholesaler is permitted to sell, performance standards applicable to the wholesaler, procedures to be followed by the wholesaler in connection with the sale of the distribution rights, and circumstances upon which the distribution rights may be terminated. By wholesaler use of controlled environment warehouses and stringent inventory monitoring policies, the quality and freshness of the product are protected, thus providing ABI a significant competitive advantage. ABI utilizes its regional vice-presidents, sales directors, key account and regional sales managers, as well as certain other sales personnel, to provide strategic sales planning and merchandising assistance to its wholesalers. In addition, ABI provides national and local media advertising, point-of-sale advertising, and sales promotion programs to promote its brands, and complements national brand strategies with geographic marketing teams focused on delivering relevant programming addressing local interests and opportunities. The remainder of ABI’s domestic beer sales in 2005 were made through 13 branches that perform similar sales, merchandising, and delivery services as the independent wholesalers in their respective areas; these branches are owned and operated by the Company or direct or indirect subsidiaries of the Company. ABI’s peak selling periods are the second and third quarters.

      Another wholly-owned subsidiary, Wholesaler Equity Development Corporation, shares equity positions with qualified partners in independent beer wholesalerships and is currently invested in 2 wholesalerships.

      There are more than 100 companies engaged in the highly competitive brewing industry in the United States. ABI’s domestic beers are distributed and sold in competition with other nationally distributed beers, with locally and regionally distributed beers, and with imported beers. Although the methods of competition in the industry vary widely, in part due to differences in applicable state laws, the principal methods of competition are product quality, taste and freshness, packaging, price, advertising (including television, radio, sponsorships, billboards, stadium signs, and print media), point-of-sale materials, and service to retail customers. ABI’s beers compete in different price categories. Although all brands compete against the total market, the Company’s Budweiser family of beers along with Michelob Golden Draft and Michelob Golden Draft Light compete primarily with premium priced beers. The Company’s Busch and Natural family of beers compete with the value priced beers. The Company’s malt liquor products compete against other brands in the malt liquor segment. Michelob, Michelob Light, Michelob Amber Bock, Michelob Honey Lager, Michelob ULTRA, Michelob ULTRA Amber, Michelob Marzen, Michelob Pale Ale, Michelob Pumpkin Spice Ale, Kirin Light, Kirin-Ichiban, Tequiza, ZiegenBock Amber, ZiegenBock Light, the BACARDI Silver products, BE, Anheuser Red, Anheuser World Lager, Bare Knuckle Stout, Bistro, the Peels, 9th Street and Wild Blue products, the Redhook products, and the Widmer beer products compete primarily in the above-premium-priced beer segment of the malt beverage market. O’Doul’s and O’Doul’s Amber (premium priced) and Busch NA (value priced) compete in the non-alcohol malt beverage category. Since 1957, ABI has led the United States brewing industry in total sales volume. In 2005, its sales exceeded those of its nearest competitor by more than 60 million barrels. ABI’s domestic market share (excluding exports) for 2005 was approximately 49%. Major competitors in the United States brewing industry during 2005 included SABMiller, Molson Coors Brewing Company, Grupo Modelo, S.A. de C.V., and Heineken. In addition to competing with the other brewers’ brands, the Company’s beer brands must also compete in the marketplace with other types of alcohol beverage choices available to consumers.

Energy Drinks

      The Company has energy drinks, “180” and “180 X3” in the alternative beverage segment. 180 and 180 X3 are distributed and sold on a nationwide basis and are available in packaged form. The Company also has an enhanced water beverage drink, “180 Sport,” in the alternative beverage segment. 180 Sport is distributed and sold in two flavors in 4 states and is available in packaged form.

Other

      The Company’s subsidiary, Long Tail Libations Inc., currently has a liqueur product, Jekyll & Hyde, in nine test markets available in packaged form. The Company also has a malt-based product, Spykes, which contains caffeine, gingseng and guarana. It currently is sold in four flavors in eight states and is available in packaged form.

International Beer

      International beer volume was 20.8 million barrels in 2005, compared with 13.8 million barrels in 2004. Anheuser-Busch International, Inc. (“ABII”), a wholly-owned subsidiary of the Company, oversees the marketing and sale of Budweiser and other ABI brands outside the U.S., operates breweries in the United Kingdom (U.K.) and China, negotiates and administers license and contract brewing agreements on behalf of ABI with various foreign brewers, and negotiates and manages equity investments in foreign brewing partners. ABII also handles the marketing and sale of Harbin and other brands owned by Harbin Brewery Group.

      Through Anheuser-Busch Europe Limited (“ABEL”), an indirect, wholly-owned subsidiary of the Company, certain ABI beer brands are marketed, distributed, and sold in more than thirty countries. In the U.K., ABEL sells Budweiser, Bud Ice, Michelob, Michelob ULTRA, and Anheuser World Lager brands to selected on-premise accounts, brewers, wholesalers, and directly to off-premise accounts. Budweiser, Bud Ice, Michelob, and Michelob ULTRA are brewed and packaged at the Stag Brewery near London, England which is managed and operated by ABEL. Anheuser World Lager and BE are imported into the U.K. by ABEL.

      In Canada, Budweiser, Bud Light, Busch and Busch Light are brewed and sold through a license agreement with Labatt Brewing Co. and in Japan, Budweiser is brewed and sold through a license agreement with Kirin Brewery Company, Limited. O’Doul’s is imported into Canada. Budweiser is also brewed under license and sold by brewers in the Republic of Ireland and Northern Ireland (Guinness Ireland Limited), Italy (Heineken Italia SpA), Spain (Sociedad Anonima Damm), and Korea (Oriental Brewery Co., Ltd.). In Mexico, Budweiser, Bud Light, O’Doul’s and the 180 energy drink are imported and distributed by a wholly-owned subsidiary of Grupo Modelo (Cervezas Internacionales). The Company has an agreement with Brasseries Kronenbourg for sale and distribution of Bud in France. The Company owns a 7.9% stake in a subsidiary in Argentina of Compañía Cervecerías Unidas S.A. (“CCU”), the leading Chilean brewer, that brews and distributes Budweiser under license in Argentina and distributes Budweiser in Chile and Uruguay.

      In China, the Company has a 97% equity interest in the Budweiser Wuhan International Brewing Company Limited, a joint venture that owns and operates a brewery in Wuhan.

      The Company owns 100% of Harbin Brewery Group Limited, the fifth largest brewer in China. Harbin Brewery Group has thirteen breweries in northeast China. Harbin Brewery Group owns 100% of the entities operating seven of the breweries and a majority interest in the remaining six breweries. (See Item 2 of Part I—Properties.)

      The Company has a strategic investment agreement with Tsingtao Brewery Company Limited, the largest brewer in China, and producer of the Tsingtao brand. Under the agreement, in 2003 and 2004, the Company invested $182 million in three Tsingtao convertible bonds. The investment in bonds, combined with an existing 4.5% stake in Tsingtao common stock, brought Anheuser-Busch’s total investment to $211 million. In 2003, the Company converted the first bond, which increased the Company’s economic and voting stake in Tsingtao from 4.5% to 9.9%. In April 2005, the Company converted its two remaining Tsingtao convertible bonds into Series H common shares, thereby increasing the Company’s economic stake in Tsingtao from 9.9% to 27%, and its voting stake from 9.9% to 20%.

      In 1993, the Company purchased a 17.7% direct and indirect equity interest in Grupo Modelo’s operating subsidiary, Diblo S.A. de C.V., for $477 million. As noted in Note 2, “International Equity Investments,” on pages 50 and 51 of the 2005 Annual Report to Shareholders, which Note is hereby incorporated by reference, Diblo is the operating subsidiary of Grupo Modelo, Mexico’s largest brewer and accordingly, operates in Mexico and is a brewer. The Company increased its direct and indirect equity ownership in Diblo in 1997 to 37% for an additional $605 million and completed the purchase of an additional 13.25% of Diblo for $557 million in 1998, bringing the Company’s total investment to $1.6 billion. The Company now owns a 35.12% direct interest in Grupo Modelo and a 23.25% direct interest in Diblo, providing the Company with, directly and indirectly, a 50.2% interest in Diblo. However, the Company does not have voting or other effective control of either Grupo Modelo or Diblo.

      Competition for international beer operations differs significantly depending upon the specific country involved. For 2005, no single foreign country or region accounted for more than 3.0% of consolidated revenues or 2.3% of consolidated income before income taxes. The Company’s primary foreign markets for beer sales are China, the United Kingdom, Canada, Mexico and Ireland. In each international market, the Company competes against a mix of national, regional, local, and imported beer brands. In China, competition is primarily from numerous national and regional brands. There is no dominant competitor in China. In the United Kingdom, the top four competitors—Scottish & Newcastle, Coors Brewers, InBev, and Carlsberg-Tetley—have combined market share of nearly 77%, with Scottish & Newcastle having a share of approximately 24%. The Company’s share is 3%. In Ireland, the market leader is the Company’s license brewing partner, Guinness Ireland, with a market share of 64% including a share of 14% related to the Company’s products. In Canada, the top two competitors, of similar size, are the Molson Coors Brewing Company and the Company’s license brewing partner, Labatt Brewing. Their combined market share is more than 82%, including a share of 14% related to the Company’s products.

      Net income for the International Beer Segment also includes the Company’s ownership percentage of the net income of Grupo Modelo. Modelo’s principal competitor in Mexico is FEMSA S.A. de C.V., with the two companies having respective market shares of 56% and 44%. Although Anheuser-Busch does not significantly compete in the Mexican beer market, a significant change in Modelo’s business could have a material effect on the Company’s reported net income and earnings per share.

Packaging

      The Company’s packaging operations are handled through the following wholly-owned subsidiaries of the Company: Metal Container Corporation (MCC), which manufactures beverage cans at eight plants and beverage can lids at three plants for sale to ABI and U.S. soft drink customers (See Item 2 of Part 1—Properties); Anheuser-Busch Recycling Corporation, which buys and sells used aluminum beverage containers from its corporate office in Sunset Hills, Missouri and recycles aluminum containers at its plant in Hayward, California; Precision Printing and Packaging, Inc., which manufactures pressure sensitive, metalized, plastic and paper labels at its plant in Clarksville, Tennessee; and Eagle Packaging, Inc., which manufactures crown and closure liner materials for ABI at its plant in Bridgeton, Missouri.

      Through a wholly-owned limited partnership known as Longhorn Glass Manufacturing, L.P., the Company owns and operates a glass manufacturing plant in Jacinto City, Texas, which manufactures glass bottles for the Company’s nearby Houston brewery.

      The packaging industry is highly competitive. MCC’s share of the U.S. aluminum beverage can market for 2005 was approximately 26%. MCC’s competitors include Ball Corporation, Rexam Corporation, and Crown Holdings. In addition, the can industry faces competition from other beverage containers, such as glass and plastic bottles.

Family Entertainment

      The Company is active in the family entertainment industry, primarily through its wholly-owned subsidiary, Busch Entertainment Corporation (“BEC”), which currently owns, directly and through subsidiaries, nine theme parks.

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

      In 2005, the Company sold its 13.3% equity interest in Port Aventura, S.A., a theme park near Barcelona, Spain.

      The Company is the third largest theme park operator in the United States. It faces competition in the family entertainment industry from other theme and amusement parks, public zoos, public parks, and other family entertainment events and attractions. Major competitors in the theme park industry during 2005 include Walt Disney Co., Six Flags Parks, and Universal Studios Theme Parks. No reliable national market share information is available for the theme park industry.

Other

      Through its wholly-owned subsidiary, Busch Properties, Inc. (“BPI”), the Company is engaged in the business of real estate development. BPI also owns and operates The Kingsmill Resort and Conference Center in Williamsburg, Virginia.

      Through its wholly-owned subsidiary, Manufacturers Railway Co., the Company owns and operates a transportation service business.

Sources and Availability of Raw Materials

      The Company’s wholly-owned subsidiary, Busch Agricultural Resources, Inc. (“BARI”), operates rice milling facilities in Jonesboro, Arkansas and Woodland, California; twelve grain elevators in the western and midwestern United States; barley seed processing plants in Fairfield, Montana, Idaho Falls, Idaho, and Powell, Wyoming; and a barley research facility in Ft. Collins, Colorado. BARI also owns and operates malt plants in Manitowoc, Wisconsin, Moorhead, Minnesota, and Idaho Falls, Idaho. Through wholly-owned subsidiaries, BARI operates land application farms in Jacksonville, Florida and Fort Collins, Colorado; hop farms in Bonners Ferry, Idaho and Huell, Germany; and a barley purchasing office in Winnipeg, Canada.

      The products manufactured by the Company require a large volume of various agricultural products, including hops, barley malt, rice, and corn grits for beer, and rice and barley for the rice milling and malting operations of Busch Agricultural Resources, Inc. The Company fulfills its commodities requirements through purchases from various sources, including purchases from its subsidiaries, through contractual arrangements and on the open market. The Company believes that adequate supplies of the aforementioned agricultural products are available at the present time, but cannot predict future availability or market prices of such products and materials. The above referenced commodities have experienced and will continue to experience price fluctuations. The price and supply of raw materials will be determined by, among other factors, the level of crop production both in the U.S. and around the world, weather conditions, export demand, and government regulations and legislation affecting agriculture and trade.

      The Company uses water in brewing its beer. The Company generally satisfies its requirements for water from municipal water systems and privately owned wells.

      The Company also requires aluminum cansheet for the manufacture of cans and lids. The cansheet market experiences price volatility due to the supply and demand balance for both aluminum ingot and sheet fabrication. The Company manages its aluminum supply and cost using various methods including long-term purchase contracts and hedging techniques. The Company believes that an adequate supply of aluminum is available at the present time, but cannot predict future availability or market prices.

Energy Matters

      The Company uses natural gas, fuel oil, and coal as its primary fuel materials. The Company believes that adequate supplies of fuel and electricity are available at the present time, but cannot predict future availability or market prices. Where economically feasible, the Company has alternate fuel capability which helps ensure continued operation of essential processes.

      The energy commodity markets have experienced and, the Company expects, will continue to experience significant price volatility. The Company manages its energy costs using various methods including supply contracts, hedging techniques, and fuel switching.

Brand Names and Trademarks

      Some of the Company’s major brand names used in its principal business segments are mentioned in the discussion above. The Company regards consumer recognition of and loyalty to all of its brand names and trademarks as extremely important to the long-term success of its principal business segments. The Company owns rights to its principal brand names and trademarks in perpetuity.

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

Environmental Protection

      All of the Company’s facilities are subject to federal, state, and local environmental protection laws and regulations, and the Company is operating within existing laws and regulations or is taking action aimed at assuring compliance therewith. Various proactive strategies are utilized to help assure this compliance. Compliance with such laws and regulations is not expected to materially affect the Company’s capital expenditures, earnings, or competitive position. The Company has devoted considerable effort to research, development, and engineering of innovative and cost effective systems to minimize effects on the environment from its operating facilities.

      These projects, coupled with the Company’s Environmental Management System and an overall Company emphasis on pollution prevention and resource conservation initiatives, are improving efficiencies and creating saleable by-products from residuals. They have generally facilitated lower cost operating systems while reducing the impact to air, water, and land.

Environmental Packaging Laws and Regulations

      The states of California, Connecticut, Delaware, Hawaii, Iowa, Maine, Massachusetts, Michigan, New York, Oregon, and Vermont have adopted certain restrictive packaging laws and regulations for beverages that require deposits on packages. ABI continues to do business in these states. While such laws have not had a significant effect on ABI’s market share, they have resulted in significantly higher beer prices over and above the cost of the deposit in those states that have adopted container deposit laws as well as had an adverse impact on beer industry growth in those states. The Company considers deposit laws to be inflationary, costly, and inefficient for recycling packaging materials. Congress and a number of additional states continue to consider similar legislation, the adoption of which might require the Company to incur significant capital expenditures to comply as some proposed container deposit laws would require the use of returnable, reusable bottles. As a result, the Company would be required to acquire equipment to receive, sort, inspect and clean bottles.

Number of Employees

      As of December 31, 2005, the Company had approximately 31,485 full-time employees worldwide. Within the United States approximately 8,266 employees were represented by the International Brotherhood of Teamsters. The labor agreement between ABI and the Teamsters, which represents the majority of the domestic brewery workers, expires February 28, 2009. Approximately 10,000 international employees of the Company are members of other worker organizations (the vast majority of which are not subject to collective bargaining agreements).

      The Company considers its employee relations to be good.

Available Information

      The Company maintains a website on the World Wide Web at www.anheuser-busch.com. The Company makes available, free of charge, on its website its annual reports on Forms 10-K, quarterly reports on Forms 10-Q, current reports on Forms 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The Company’s reports filed with, or furnished to, the SEC are also available on the SEC’s website at www.sec.gov.

Item 1A.  Risk Factors

      Anheuser-Busch makes forward-looking statements in its filings with the Securities and Exchange Commission and in other oral or written communications. Forward-looking statements involve risks and uncertainties that could cause actual results to be materially different from those indicated (both favorably and unfavorably). These risks and uncertainties include (but are not limited to) the risks described below. Anheuser-Busch undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Increased competitive pressures may reduce revenues or increase costs.

      Anheuser-Busch faces competition in each business from alternative providers of the products we offer. For example:

  The domestic beer business competes with other domestic and international brewers as well as with producers of other types of alcohol beverages;

  The international beer business competes with a mix of national, regional, local and international brewers, depending on the country;

  The packaging business competes with other producers of beverage cans and beverage lids as well as producers of other types of beverage containers;

  The family entertainment business competes with the operators of other theme and amusement parks, public zoos, public parks and other family events and attractions.

      Competition may divert consumers and customers from the Anheuser-Busch products. In order to respond to competition, Anheuser-Busch may need to change the prices of products or incur additional costs to introduce new packages or products. Innovation faces inherent risks, and the new products we introduce may not be successful.

Changes in consumer tastes and preferences could reduce demand for the Anheuser-Busch products.

      The success of Anheuser-Busch depends on satisfying consumer tastes and preferences with our beverage products, our container products and our theme park offerings. Consumer preferences can change in unpredictable ways, and consumers may begin to prefer the products of competitors. In order to respond to changes in consumer preferences, Anheuser-Busch may need to increase and enhance the marketing of existing products, change the pricing of existing products or introduce new products and services. Each response might affect financial results.

Increases in raw material and commodity prices could increase operating costs.

      The Anheuser-Busch malt beverage products require various agricultural products. Anheuser-Busch also uses aluminum cansheet to manufacture beverage cans and lids, glass bottles as containers for malt beverages and natural gas, fuel oil and coal as primary fuel materials. Raw materials and commodities are subject to price volatility caused by market fluctuations, including the quality and availability of supply, weather, currency fluctuations, trade agreements among producing and consuming nations, consumer demand and changes in governmental programs. To some extent, derivative financial instruments and supply agreements can protect against increases in materials and commodities costs, but they do not provide complete protection over the longer term. Anheuser-Busch might be able to raise prices to offset increases in costs, but price increases can reduce sales volumes. If Anheuser-Busch is not able to increase prices to offset cost increases or if price increases reduce sales volumes, financial results would be adversely affected.

Anheuser-Busch is subject to risks associated with international operations.

      Anheuser-Busch has significant international operations and the profitable expansion of the international business is a long term goal. Anheuser-Busch has equity investments in brewers in China and Mexico, owns breweries in China and the United Kingdom and sells malt beverages globally. Although Anheuser-Busch does not significantly compete in the Mexican beer market, a significant change in Modelo’s business could have a material effect on the Company’s reported net income and earnings per share.

      The international operations are subject to the inherent risks of international business, such as:

  Political and economic changes;

  Changes in the relations between the United States and foreign countries;

  Actions of foreign or United States governmental authority affecting trade and foreign investment;

  Regulations on repatriation of funds;

  Foreign currency exchange restrictions;

  Interpretation and application of local laws and regulations;

  Enforceability of intellectual property and contract rights;

  Local labor conditions and regulations.

The loss of key personnel could adversely affect operations and financial results.

      The ability of Anheuser-Busch to meet strategic and financial goals will depend to a significant extent on the continued contributions of the senior management team. Future success will also depend in large part on the ability to identify, attract and retain other highly qualified managerial, sales and marketing and technical personnel. Anheuser-Busch may not succeed in retaining senior management or other key personnel. The loss of senior management or other key personnel or the inability to identify, attract and retain qualified personnel in the future could make it difficult to manage the business and could adversely affect operations and financial results.

An increase in beer excise taxes or other taxes could adversely affect financial results.

      Anheuser-Busch is affected by federal, foreign, state and local income and other taxes, particularly beer excise taxes which are levied both by the federal, foreign and state governments. Proposals are made from time to time to increase beer excise taxes in a variety of states. In addition, Anheuser-Busch is subject to periodic audits and examinations by the Internal Revenue Service and other foreign, state and local taxing authorities. An increase in taxes or an adverse determination by a taxing authority could adversely affect financial results.

Governmental regulation could affect our operations or increase costs.

      All of the Anheuser-Busch businesses are subject to governmental regulation. The Anheuser-Busch domestic beer business and its wholesalers are especially subject to extensive regulation at the federal, state and local levels. Permits, licenses and approvals necessary to the domestic beer business are required from the Alcohol and Tobacco Tax and Trade Bureau of the United States Treasury Department, state alcohol beverage regulatory agencies in the states in which we sell or produce products and local authorities in some jurisdictions in which we sell products. Compliance with these laws and regulations can be costly.

      Anheuser-Busch may be subject to claims that we have not complied with existing laws and regulations, which could result in fines and penalties. Anheuser-Busch is routinely subject to new or modified laws and regulations with which we must comply in order to avoid fines and other penalties and which may affect operations. From time to time, new laws and regulations are proposed that would affect operations, affect the distribution of the Anheuser-Busch products by its wholesalers, or increase expenses.

Anheuser-Busch is subject to litigation directed at the alcohol beverage industry and other litigation.

      Anheuser-Busch and many other brewers and distilled spirits manufacturers have been sued in several courts regarding advertising practices and underage consumption. The suits allege that the defendants marketed products to underage consumers. The suits purport to be class actions and seek unspecified money damages and equitable remedies. We believe we have meritorious defenses and will defend ourselves vigorously in these actions.

      Anheuser-Busch is now, and may in the future be, a party to other legal proceedings and claims, and significant damages may be asserted against us. Given the inherent uncertainty of litigation, it is possible that Anheuser-Busch might incur liabilities as a consequence of the proceedings and claims.

Anheuser-Busch may make acquisitions, investments and joint venture arrangements, which are risky.

      Anheuser-Busch has in the past and may in the future make acquisitions of, investments in, and joint venture arrangements with international brewers to increase international beer profits. We cannot be assured that the acquisitions, investments and joint venture arrangements will achieve the expected benefits. Also, our ability to increase international beer profits by this method will depend on the availability of suitable candidates at an acceptable price and our ability to compete effectively for these candidates.

The Anheuser-Busch businesses are subject to a number of other miscellaneous risks that may adversely affect financial results.

      Other miscellaneous risks include:

  Changes in global and domestic economies, including slow growth rate, rise in interest rates, changes in currency exchange rates, rise in cost of commodities, inflation, unemployment and weakening consumer confidence which could reduce demand for the Anheuser-Busch products, affect the businesses of the international brewers in which we have made investments or increase costs, including borrowing costs;

  Natural disasters, such as hurricanes, which may result in shortages of raw materials and commodities and reduction in tourism and attendance at the Anheuser-Busch theme parks;

  Unusual weather conditions which could affect domestic beer consumption, attendance at the Anheuser-Busch theme parks, raw material availability, or natural gas prices;

  Continued threat of terrorist acts and war, which may result in heightened security and higher costs for imports and exports, reduced tourism and attendance at the Anheuser-Busch theme parks and contraction of the United States and worldwide economies;

  Changes in the Anheuser-Busch share price which could affect the share repurchase program.

Item 1B.  Unresolved Staff Comments

      None.

Item 2.  Properties

      ABI has twelve breweries in operation at the present time, located in St. Louis, Missouri; Newark, New Jersey; Los Angeles and Fairfield, California; Jacksonville, Florida; Houston, Texas; Columbus, Ohio; Merrimack, New Hampshire; Williamsburg, Virginia; Baldwinsville, New York; Fort Collins, Colorado; and Cartersville, Georgia. Title to the Baldwinsville, New York brewery is held by the Onondaga County Industrial Development Agency (“OCIDA”) pursuant to a Sale and Agency Agreement with ABI, which enabled OCIDA to issue tax exempt pollution control and industrial development revenue notes and bonds to finance a portion of the cost to purchase and modify the brewery. The brewery is not pledged or mortgaged to secure any of the notes or bonds, and the Sale and Agency Agreement with OCIDA gives ABI the unconditional right to require at any time that title to the brewery be transferred to ABI. ABI’s breweries operated at approximately 90.2% of capacity in 2005; during portions of the peak selling periods (second and third quarters), they operated at close to maximum capacity.

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

      Except for the Baldwinsville brewery, the can manufacturing plants in Newburgh, New York and Rome, Georgia, the SeaWorld park in San Diego, California, the Stag Brewery, the brewery in Wuhan, China, and certain of the breweries owned by Harbin Brewery Group, all of the Company’s principal properties are owned in fee. The lease for the land used by the SeaWorld park in San Diego, California expires in 2048. The Company leases the Stag Brewery from Scottish & Newcastle. In 1995, the joint venture that operates the brewery in Wuhan was granted the right to use the property for a period of 50 years from the appropriate governmental authorities. The Company considers its buildings, improvements, and equipment to be well maintained and in good condition, irrespective of dates of initial construction, and adequate to meet the operating demands placed upon them. The production capacity of each of the manufacturing facilities is adequate for current needs and, except as described above, substantially all of each facility’s capacity is utilized.

Item 3.  Legal Proceedings

      In 2005, the Company and its outside insurance companies settled all claims associated with previously disclosed lawsuits filed by Maris Distributing Company. Additional information is contained in Note 13, “Contingencies,” on page 60 of the 2005 Annual Report to Shareholders, which Note hereby is incorporated by reference.

      In 2004, the Company was served with a complaint brought by two individuals seeking to bring a class action on behalf of all California residents who, while they were under 21 years of age, purchased alcohol beverages manufactured by the Company and another defendant during the last four years. The suit sought disgorgement of unspecified profits earned by the Company in the past and other unspecified damages and equitable relief. By order dated January 28, 2005, the California state court granted the defendants judgment on the pleadings and dismissed the case in its entirety. The plaintiffs in that action have appealed.

      Additionally, the Company has been served with similar complaints in putative class action lawsuits in Michigan, Ohio, Wisconsin and West Virginia. In these suits, which name a large number of other brewers and distillers, the parents of illegal underage drinkers are suing to recover the sums that their offspring purportedly spent illegally buying alcohol from persons or entities other than the defendants. The claims asserted against the Company vary depending on the suit, but include negligence, unjust enrichment, violation of the state’s Sales Practice Act or other statutory provisions, nuisance, fraudulent concealment and civil conspiracy. The suit filed in Michigan includes a claim under the Michigan Consumer Protection Act. Each suit seeks money damages, punitive damages and injunctive and equitable relief, including so-called disgorgement of profits allegedly attributable to illegal underage drinking. The Company removed the Ohio case to federal court in the Northern District of Ohio in June 2004, removed the West Virginia case to federal court in the Northern District of West Virginia in May 2005 and removed the Michigan case to federal court in the Eastern District of Michigan in July 2005. The Company filed motions to dismiss the Ohio and Wisconsin cases, and the Ohio federal court and the Wisconsin state court dismissed the entire cases with prejudice. A motion to dismiss is pending in Michigan. Similar actions were filed by the same law firm in New York and Florida, but the Company was not served in either case, and the Florida case has been voluntarily dismissed by the plaintiffs.

      The Company believes that it has strong legal and factual defenses to these class actions and intends to defend itself vigorously.

      The Company is not a party to any other pending or threatened litigation, the outcome of which could be expected to have a material adverse effect upon its financial condition, its results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2005.

EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

      PATRICK T. STOKES (age 63) is presently President and Chief Executive Officer and a Director of the Company and has served in such capacities since 2002, 2002, and 2000, respectively. He previously served as Senior Executive Vice President (2000-2002) of the Company. He is also presently Chairman and Chief Executive Officer of the Company’s subsidiary, Anheuser-Busch, Incorporated (ABI), and has served in such capacities since 2002 and 2000, respectively, and Chairman of the Board of the Company’s subsidiary, Anheuser-Busch International, Inc., and has served in such capacity since 1999. He previously served as President of ABI (1990-2002).

      AUGUST A. BUSCH III (age 68) is presently Chairman of the Board and a Director of the Company and has served in such capacities since 1977 and 1963, respectively. He previously served as President of the

Company (1974-2002) and Chief Executive Officer (1975-2002). He also serves as Executive Vice President of the Company’s subsidiary, Anheuser-Busch, Incorporated, and has served in such capacity since 2002, and had previously served as its Chairman of the Board (1979-2002) and also as its Chief Executive Officer (1979-2000).

      W. RANDOLPH BAKER (age 59) is presently Vice President and Chief Financial Officer of the Company and has served in such capacity since 1996.

      JOHN E. JACOB (age 71) is presently Executive Vice President-Global Communications and a Director of the Company and has served in such capacities since 2002 and 1990, respectively. He previously served as the Company’s Executive Vice President and Chief Communications Officer (1994-2002). He also serves as Executive Vice President of the Company’s subsidiary, Anheuser-Busch, Incorporated, and has served in such capacity since 2002.

      THOMAS W. SANTEL (age 47) is presently Vice President-Corporate Development of the Company and has served in such capacity since 1996.

      STEPHEN J. BURROWS (age 54) is presently Vice President-International Operations of the Company and has served in such capacity since 1999. He is also presently Chief Executive Officer and President of the Company’s subsidiary, Anheuser-Busch International, Inc., and has served as Chief Executive Officer since 1999 and as President since 1994.

      AUGUST A. BUSCH IV (age 41) is presently Vice President and Group Executive of the Company and has served in such capacity since 2000. He is also presently President of the Company’s subsidiary, Anheuser-Busch, Incorporated, and has served in such capacity since 2002 and had previously served as its Group Vice President-Marketing and Wholesale Operations (2000-2002).

      MARK T. BOBAK (age 46) is presently Group Vice President and Chief Legal Officer and has served in that capacity since 2004. He had previously served as Vice President-Corporate Human Resources (2000-2004).

      JOSEPH P. SELLINGER (age 59) is presently Vice President and Group Executive of the Company and has served in such capacity since 2000. He is also presently Chairman, Chief Executive Officer and President of the Company’s direct subsidiaries, Anheuser-Busch Packaging Group, Inc., Anheuser-Busch Recycling Corporation, Metal Container Corporation, Eagle Packaging, Inc., and Precision Printing and Packaging, Inc., and has served in all such capacities since 2000. He is also Chairman, Chief Executive Officer and President of the Company’s direct subsidiary, Glass Container Corporation (doing business as Longhorn Glass Corporation), and has served in such capacities since 2001.

      DOUGLAS J. MUHLEMAN (age 51) is presently Group Vice President-Brewing Operations and Technology of the Company’s subsidiary, Anheuser-Busch, Incorporated, and has served in such capacity since 2001 and had previously served as its Vice President-Brewing (1996-2001).

      FRANCINE I. KATZ (age 47) is presently Vice President-Communications and Consumer Affairs of the Company and has served in such capacity since 2004. She previously served as its Vice President-Corporate Communications (2002-2004) and Vice President-Consumer Affairs (1999-2002).

      KEITH M. KASEN (age 62) is presently Chairman of the Board and President of the Company’s subsidiary, Busch Entertainment Corporation, and has served in such capacities since 2003. He previously served as Executive Vice President and General Manager of the SeaWorld theme parks in Orlando, Florida (2000-2003).

      JOSEPH P. CASTELLANO (age 52) is presently Vice President-Corporate Human Resources of the Company and has served in such capacity since 2004. He previously served as Vice President-Retail Marketing (2001-2004) and Vice President-Wholesale Operations (1994-2001) of the Company’s subsidiary, Anheuser-Busch, Incorporated.

      JAMES F. HOFFMEISTER (age 61) is presently Group Vice President-Procurement, Logistics and Agricultural Resources of the Company’s subsidiary, Anheuser-Busch, Incorporated (ABI) and has served in such capacity since 2004. He previously served as Vice President-Administration (1990-2004) of ABI.

      MICHAEL J. OWENS (age 51) is presently Vice President-Marketing of the Company’s subsidiary, Anheuser-Busch, Incorporated (ABI) and has served in such capacity since January 2006. He previously served as Vice President-Sales and Marketing (2004-2005), Vice President-Sales (2001-2004) and Vice President-Geographic Marketing (1997-2001) of ABI.

      ANTHONY T. PONTURO (age 53) is presently Vice President-Global Media and Sports Marketing of the Company’s subsidiary, Anheuser-Busch, Incorporated and has served in such capacity since 1998.

      JOHN F. KELLY (age 49) is presently Vice President and Controller of the Company and has served in such capacity since 1996.

      MARLENE V. COULIS (age 44) is presently Vice President-Brand Management of the Company’s subsidiary, Anheuser-Busch, Incorporated (ABI) and has served in such capacity since August 2005. She previously served as Vice President-Research and Customer Satisfaction (March 2005-August 2005), Vice President-Geographic Marketing (April 2004-March 2005), Director-New Products (2001-2004) and Brand Manager (1997-2001) of ABI.

PART  II

      The information required by Items 5 (except as set forth below), 6, 7, 7A, and 8 of this Part II are hereby incorporated by reference from pages 26 through 65 of the Company’s 2005 Annual Report to Shareholders.

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      Following are the Company’s common stock purchases during the fourth quarter 2005 (shares in millions):

	Shares	Avg. Price per Share
Shares Remaining Authorized Under Disclosed Repurchase Programs at September 30, 2005	31.4
Less Shares Repurchased:
October	—	N/A
November	—	N/A
December	—	N/A

Total Shares Repurchased	—	N/A

Shares Remaining Authorized Under Disclosed Repurchase Programs at December 31, 2005	31.4

      All shares are repurchased under authorization by the Company’s Board of Directors. The Board authorized the current program to repurchase 100 million shares in March 2003. There is no prescribed termination date for this program. The figures shown include shares delivered to the Company to exercise stock options.

Item 6.  Selected Financial Data

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Item 8.  Financial Statements and Supplementary Data

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

Item 9A.  Controls and Procedures.

      It is the responsibility of the chief executive officer and chief financial officer to ensure the Company maintains disclosure controls and procedures designed to provide reasonable assurance that material information, both financial and non-financial, and other information required under the securities laws to be disclosed is identified and communicated to senior management on a timely basis. The Company’s disclosure controls and procedures include mandatory communication of material subsidiary events, automated accounting processing and reporting, management review of monthly and quarterly results, periodic subsidiary business reviews, an established system of internal controls and rotating internal control reviews by the Company’s internal auditors.

      The chief executive officer and chief financial officer evaluated the Company’s disclosure controls and procedures as of the end of the year ended December 31, 2005 and have concluded that they are effective as of December 31, 2005 in providing reasonable assurance that such information is identified and communicated on a timely basis. Additionally, there were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

      Management’s Report on Internal Control Over Financial Reporting appears on page 40 of the 2005 Annual Report to Shareholders, which is incorporated by reference. The Report of the Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting appears on page 41 of the 2005 Annual Report to Shareholders, which is incorporated by reference.

Item 9B.  Other Information.

      None.

PART  III

Item 10.  Directors and Executive Officers of the Registrant

      A portion of the information required by this Item with respect to Directors is hereby incorporated by reference from pages 7 through 9, 13 and pages 27 and 28 of the Company’s Proxy Statement for the Annual Meeting of Stockholders on April 26, 2006. The information required by this Item with respect to Executive Officers is presented on pages 13 through 15 of this Form 10-K.

Item 11.  Executive Compensation

      The information required by this Item is hereby incorporated by reference from pages 11 and 12 and pages 19 through 26 of the Company’s Proxy Statement for the Annual Meeting of Stockholders on April 26, 2006.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      A portion of the information required by this Item pursuant to Item 403 of Regulation S-K is hereby incorporated by reference from pages 10 and 11 of the Company’s Proxy Statement for the Annual Meeting of Stockholders on April 26, 2006.

      The information required pursuant to Item 201(d) of Regulation S-K is hereby incorporated by reference from page 26 of the Company’s Proxy Statement for the Annual Meeting of Stockholders on April 26, 2006.

Item 13.  Certain Relationships and Related Transactions

      The information required by this Item is hereby incorporated by reference from pages 27 and 28 of the Company’s Proxy Statement for the Annual Meeting of Stockholders on April 26, 2006.

Item 14.  Principal Accounting Fees and Services

      The information required by this Item is hereby incorporated by reference from page 19 of the Company’s Proxy Statement for the Annual Meeting of Stockholders on April 26, 2006.

PART  IV

Item 15.  Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

1.	Financial Statements:	Page
	Report of Independent Registered Public Accounting Firm	41*

	Consolidated Balance Sheet at December 31, 2005 and 2004	42*

	Consolidated Statement of Income for the three years ended December 31, 2005	43*

	Consolidated Statement of Changes in Shareholders Equity for the three years ended December 31, 2005	44*

	Consolidated Statement of Cash Flows for the three years ended December 31, 2005	45*

	Notes to Consolidated Financial Statements and Supplementary Information	46-65*

      *Incorporated herein by reference from the indicated pages of the 2005 Annual Report to Shareholders.

2.	Financial Statement Schedule:

	Report of Independent Registered Public Accounting Firm on Financial Statement Schedule for the three years ended December 31, 2005	F-1

	Schedule II—Valuation and Qualifying Accounts and Reserves	F-2

3.	Exhibits:

	Exhibit 3.1 —	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Form 10-K for the fiscal year ended December 31, 2004).

	Exhibit 3.2 —	By-Laws of the Company (As amended and restated September 24, 2003) (Incorporated by reference to Exhibit 3.2 to Form 10-K for the fiscal year ended December 31, 2003).

	Exhibit 4.1 —	Indenture dated as of August 1, 1995 between the Company and The Chase Manhattan Bank, as Trustee (Incorporated by reference to Exhibit 4.1 in the Form S-3 of the Company, Registration Statement No. 33-60885).

	Exhibit 4.2 —	Indenture dated as of July 1, 2001 between the Company and The Chase Manhattan Bank, as Trustee (Incorporated by reference to Exhibit 4.4 to the Form 10-K for the fiscal year ended December 31, 2002).

Other indentures are not required to be filed, but the Company agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request.

	Exhibit 4.3 —	Credit Agreement dated as of September 30, 2005 among the Company and JP Morgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 4 to Form 10-Q for the quarter ended September 30, 2005).

	Exhibit 10.1 —	Anheuser-Busch Companies, Inc. Deferred Compensation Plan for Non-Employee Directors amended and restated as of March 1, 2000 (Incorporated by reference to Exhibit 10.1 to Form 10-K for the fiscal year ended December 31, 2004).*

Exhibit 10.2 —	Anheuser-Busch Companies, Inc. Non-Employee Director Elective Stock Acquisition Plan amended and restated as of March 1, 2000 (Incorporated by reference to Exhibit 10.2 to the Form 10-K for the fiscal year ended December 31, 2004).*

Exhibit 10.3 —	Anheuser-Busch Companies, Inc. Stock Plan for Non-Employee Directors as amended and restated (Incorporated by reference to Appendix B to the Definitive Proxy Statement for Annual Meeting of Stockholders on April 23, 2003).*

Exhibit 10.4 —	Anheuser-Busch Companies, Inc. 1989 Incentive Stock Plan (As amended December 20, 1989, December 19, 1990, December 15, 1993, December 20, 1995, and November 26, 1997) (Incorporated by reference to Exhibit 10.4 to Form 10-K for the fiscal year ended December 31, 2002).*

Exhibit 10.5 —	Anheuser-Busch Companies, Inc. 1998 Incentive Stock Plan (Incorporated by reference to Appendix C to the Definitive Proxy Statement for Annual Meeting of Stockholders on April 27, 2005).*

Exhibit 10.6 —	Anheuser-Busch Companies, Inc. Excess Benefit Plan amended and restated as of March 1, 2000 (Incorporated by reference to Exhibit 10.6 to the Form 10-K for the fiscal year ended December 31, 2004).*

Exhibit 10.7 —	Anheuser-Busch Companies, Inc. Supplemental Executive Retirement Plan amended and restated as of March 1, 2003 (Incorporated by reference to Exhibit 10.8 to Form 10-K for the fiscal year ended December 31, 2002).*

Exhibit 10.8 —	Anheuser-Busch Executive Deferred Compensation Plan amended and restated as of January 1, 2002 (Incorporated by reference to Exhibit 10.9 to Form 10-K for the fiscal year ended December 31, 2002).*

Exhibit 10.9 —	First Amendment to the Anheuser-Busch Executive Deferred Compensation Plan amended and restated as of January 1, 2002.*

Exhibit 10.10 —	Anheuser-Busch 401(k) Restoration Plan amended and restated as of March 1, 2000 (Incorporated by reference to Exhibit 10.11 to Form 10-K for the fiscal year ended December 31, 2004).*

Exhibit 10.11 —	First Amendment to the Anheuser-Busch 401(k) Restoration Plan amended and restated as of March 1, 2000.*

Exhibit 10.12 —	Form of Indemnification Agreement with Directors and Executive Officers (Incorporated by reference to Exhibit 10.12 to the Form 10-K for the fiscal year ended December 31, 2004).*

Exhibit 10.13 —	Anheuser-Busch Officer Bonus Plan as amended on April 26, 2000 and April 27, 2005 (Incorporated by reference to Appendix B to the Definitive Proxy Statement for Annual Meeting of Stockholders on April 27, 2005).*

Exhibit 10.14 —	Investment Agreement By and Among Anheuser-Busch Companies, Inc., Anheuser-Busch International, Inc. and Anheuser-Busch International Holdings, Inc. and Grupo Modelo, S.A. de C.V., Diblo, S.A. de C.V. and certain shareholders thereof, dated as of June 16, 1993 (Incorporated by reference to Exhibit 10.14 to Form 10-K for the fiscal year ended December 31, 2004).

Exhibit 10.15 —	Letter agreement between Anheuser-Busch Companies, Inc. and the Controlling Shareholders regarding Section 5.5 of the Investment Agreement filed as Exhibit 10.14 of this report (Incorporated by reference to Exhibit 10.15 to Form 10-K for the fiscal year ended December 31, 2004).

Exhibit 10.16 —	Form of Indemnification Agreement between Anheuser-Busch, Incorporated and certain Executive Officers of the Company (Incorporated by reference to Exhibit 10.16 to Form 10-K for the fiscal year ended December 31, 2002).*

Exhibit 10.17 —	Consulting Agreement between Anheuser-Busch Companies, Inc. and a former executive officer of the Company (Incorporated by reference to Exhibit 10.17 to Form 10-K for the fiscal year ended December 31, 2004).*

Exhibit 10.18 —	2006 Officer Bonus Program.*

Exhibit 10.19 —	Summary of Compensation arrangements with Executive Officers of the Company.*

Exhibit 10.20 —	Summary of Compensation arrangements with Non-Employee Directors of the Company.*

Exhibit 10.21 —	Form of Restricted Stock Award Cover Sheet and Standard Restricted Stock Agreement under the Anheuser-Busch Companies, Inc. 1998 Incentive Stock Plan (Incorporated by reference to Exhibit 10.21 to Form 8-K dated November 22, 2005).*

Exhibit 10.22 —	Form of Incentive Stock Option Cover Sheet and Standard Incentive Stock Option Agreement under the Anheuser-Busch Companies, Inc. 1998 Incentive Stock Plan for executive officers of Anheuser-Busch Companies, Inc. (Incorporated by reference to Exhibit 10.22 to Form 8-K dated November 23, 2005).*

Exhibit 10.23 —	Form of Non-Qualified Stock Option Cover Sheet and Standard Non-Qualified Stock Option Agreement under the Anheuser-Busch Companies, Inc. 1998 Incentive Stock Plan for executive officers of Anheuser-Busch Companies, Inc. (Incorporated by reference to Exhibit 10.23 to Form 8-K dated November 23, 2005).*

Exhibit 12 —	Ratio of Earnings to Fixed Charges.

Exhibit 13 —	Pages 26 through 65 of the Anheuser-Busch Companies, Inc. 2005 Annual Report to Shareholders, a copy of which is furnished for the information of the Securities and Exchange Commission. Portions of the Annual Report not incorporated herein by reference are not deemed “filed” with the Commission.

Exhibit 14 —	Code of Business Ethics and Conduct (Incorporated by reference to Exhibit 14 to Form 10-K for the fiscal year ended December 31, 2003).

Exhibit 21 —	Subsidiaries of the Company.

Exhibit 23 —	Consent of Independent Registered Public Accounting Firm.

Exhibit 24 —	Power of Attorney.

Exhibit 31.1 —	Certification of Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 31.2 —	Certification of Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 32.1 —	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 —	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*A management contract or compensatory plan or arrangement required to be filed by Item 15(c) of this report.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANHEUSER-BUSCH COMPANIES, INC.
(Registrant)

By	/s/ W. Randolph Baker
W. Randolph Baker Vice President and Chief Financial Officer

Date: March 9, 2006

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
      President and Chief Executive Officer

Principal Financial Officer:
      W. Randolph Baker
      Vice President and Chief Financial Officer

Principal Accounting Officer:
      John F. Kelly*
      Vice President and Controller

/s/ W. Randolph Baker (W. Randolph Baker, as attorney-in-fact and on his own behalf as Principal Financial Officer)

Date: March 9, 2006

Directors:
Patrick T. Stokes* August A. Busch III* Carlos Fernandez G.* James J. Forese* John E. Jacob* James R. Jones* Charles F. Knight* Vernon R. Loucks, Jr.*	Vilma S. Martinez* William Porter Payne* Joyce M. Roché* Henry Hugh Shelton* Andrew C. Taylor* Douglas A. Warner III* Edward E. Whitacre, Jr.

* by power of attorney

ANHEUSER-BUSCH COMPANIES, INC.

INDEX TO FINANCIAL STATEMENT SCHEDULE

Page
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	F-1

Financial Statement Schedule for the Years 2005, 2004 and 2003:

Valuation and Qualifying Accounts and Reserves (Schedule II)	F-2

      All other Financial Statement Schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements and Notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Anheuser-Busch Companies, Inc.

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated February 22, 2006 appearing in the 2005 Annual Report to Shareholders of Anheuser-Busch Companies, Inc. (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

St. Louis, MO
February 22, 2006

F-1

ANHEUSER-BUSCH COMPANIES, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

(In Millions)

	2005	2004	2003
Reserve for doubtful accounts:
Balance at beginning of period	$12.5	$6.6	$5.6
Additions charged to costs and expenses	3.8	0.5	1.6
Additions (recoveries of uncollectible accounts previously written off), including Harbin acquisition in 2004	3.6	6.3	0.2
Reductions (uncollectible accounts written off)	(4.6)	(0.9)	(0.8)

Balance at end of period	$15.3	$12.5	$6.6

Deferred income tax asset valuation allowance:
Balance at beginning of period	$32.2	$19.9	$10.9
Additions charged to costs and expenses, including Harbin acquisition in 2004	20.2	27.4	14.6
Addition due to litigation settlement	27.4	—	—
Reductions from utilizations and expirations	(12.8)	(15.1)	(5.6)

Balance at end of period	$67.0	$32.2	$19.9

F-2