Form 10-Q
period 2006-03-31
ANHEUSER-BUSCH COMPANIES, INC.
filed 2006-04-28
CIK 310569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 1-7823

ANHEUSER-BUSCH COMPANIES, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	43-1162835
(State of Incorporation)	(I.R.S. Employer Identification No.)

One Busch Place, St. Louis, Missouri 63118

(Address of principal executive offices) (Zip Code)

(314) 577-2000

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer [X]	Accelerated Filer [ ]	Non-Accelerated Filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]	No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

$1 Par Value Common Stock - 772,798,830 shares as of March 31, 2006.

Anheuser-Busch Companies, Inc. and Subsidiaries
Consolidated Balance Sheet (Unaudited)

(in millions, except per share)	March 31,	Dec. 31,
	2006	2005
Assets
Current Assets:
Cash	$212.5	$225.8
Accounts receivable	873.0	681.4
Inventories	707.7	654.5
Other current assets	208.8	197.0
Total current assets	2,002.0	1,758.7
Investments in affiliated companies	3,575.8	3,448.2
Plant and equipment, net	8,966.9	9,041.6
Intangible assets, including goodwill of $1,039.1 and $1,034.5	1,237.0	1,232.6
Other assets	1,293.9	1,073.9
Total assets	$17,075.6	$16,555.0

Liabilities and Shareholders Equity
Current Liabilities:
Accounts payable	$1,170.9	$1,249.5
Accrued salaries, wages and benefits	246.6	250.9
Accrued taxes	443.7	156.7
Accrued interest	114.9	123.7
Other current liabilities	254.6	201.8
Total current liabilities	2,230.7	1,982.6
Postretirement benefits	445.5	444.3
Debt	8,127.4	7,972.1
Deferred income taxes	1,329.8	1,345.9
Other long-term liabilities	1,136.9	1,130.3
Shareholders Equity:
Common stock, $1.00 par, authorized 1.6 billion shares	1,469.6	1,468.6
Capital in excess of par value	2,735.6	2,685.9
Retained earnings	15,987.5	15,698.0
Treasury stock, at cost	(15,507.9)	(15,258.9)
Accumulated non-owner changes in equity	(879.5)	(913.8)
Total Shareholders Equity	3,805.3	3,679.8
Commitments and contingencies	-	-
Total Liabilities and Shareholders Equity	$17,075.6	$16,555.0

See the accompanying footnotes on pages 5 to 13.

Anheuser-Busch Companies, Inc. and Subsidiaries
Consolidated Statement of Income (Unaudited)

(in millions, except per share)	First Quarter
	Ended March 31,
	2006	2005
Gross sales	$4,296.3	$4,085.1
Excise taxes	(540.7)	(521.4)
Net sales	3,755.6	3,563.7
Cost of sales	(2,417.7)	(2,231.0)
Gross profit	1,337.9	1,332.7
Marketing, distribution and administrative expenses	(615.7)	(619.3)
Operating income	722.2	713.4
Interest expense	(115.1)	(114.8)
Interest capitalized	4.0	5.2
Interest income	0.6	2.0
Other income, net	3.7	19.5
Income before income taxes	615.4	625.3
Provision for income taxes	(238.6)	(230.8)
Equity income, net of tax	122.4	105.9
Net income	$499.2	$500.4
Basic earnings per share	$.64	$.64
Diluted earnings per share	$.64	$.64

See the accompanying footnotes on pages 5 to 13.

Anheuser-Busch Companies, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)

(in millions)	Three Months
	Ended March 31,
	2006	2005
Cash flow from operating activities:
Net income	$499.2	$500.4
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation and amortization	245.5	236.8
Decrease in deferred income taxes	(17.3)	(36.7)
Stock compensation expense	17.1	19.0
Undistributed earnings of affiliated companies	(122.4)	(105.9)
Gain on sale of business	-	(15.4)
Other, net	(180.9)	47.3
Operating cash flow before change in working capital	441.2	645.5
Decrease / (Increase) in working capital	5.8	(115.3)
Cash provided by operating activities	447.0	530.2

Cash flow from investing activities:
Capital expenditures	(159.1)	(277.3)
Proceeds from sale of business	-	48.3
Cash used for investing activities	(159.1)	(229.0)

Cash flow from financing activities:
Increase in debt	299.3	278.3
Decrease in debt	(143.2)	(22.1)
Dividends paid to shareholders	(209.8)	(190.8)
Acquisition of treasury stock	(259.7)	(483.6)
Shares issued under stock plans	12.2	41.2
Cash used for financing activities	(301.2)	(377.0)
Net decrease in cash during the period	(13.3)	(75.8)
Cash, beginning of period	225.8	228.1
Cash, end of period	$212.5	$152.3

See the accompanying footnotes on pages 5 to 13.

ANHEUSER-BUSCH COMPANIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Unaudited Financial Statements
The unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles and applicable SEC guidelines pertaining to quarterly financial reporting, and include all adjustments necessary for a fair presentation. These statements should be read in combination with the consolidated financial statements and notes included in the company’s annual report on Form 10-K for the year ended December 31, 2005.

2.	Business Segments Information
Comparative business segment information for the first quarter ended March 31 (in millions):

	Domestic	Int'l			Corporate
	Beer	Beer	Packaging	Entertain.	and Elims	Consol.
2006
Gross Sales	$3,357.7	257.1	629.4	170.7	(118.6)	$4,296.3
Net Sales:
- Intersegment	$0.7	-	225.9	-	(226.6)	$ -
- External	$2,856.5	216.9	403.5	170.7	108.0	$3,755.6
Income Before
Income Taxes	$782.5	22.1	38.7	(17.6)	(210.3)	$615.4
Equity Income	$0.6	121.8	-	-	-	$122.4
Net Income	$485.8	135.5	24.0	(10.9)	(135.2)	$499.2

2005
Gross Sales	$3,213.7	248.3	566.5	175.1	(118.5)	$4,085.1
Net Sales:
- Intersegment	$0.7	-	208.6	-	(209.3)	$ -
- External	$2,734.4	205.5	357.9	175.1	90.8	$3,563.7
Income Before
Income Taxes	$781.3	21.8	35.6	(6.4)	(207.0)	$625.3
Equity Income	-	$105.9	-	-	-	$105.9
Net Income	$484.4	119.4	22.1	(4.0)	(121.5)	$500.4

The company adopted FAS 123R, “Share-Based Payment,” effective in the first quarter 2006 and has elected to apply the modified retrospective method of adoption. Stock compensation expense is classified as a corporate item for segment reporting purposes. Pursuant to the modified retrospective approach, the 2005 corporate information included in the company’s segment disclosures has been revised to include the impact of previously disclosed pro forma stock compensation expense.

3.	Stock Compensation
Under the terms of the company’s stock option plans, officers, certain other employees and non-employee directors may be granted options to purchase the company’s common stock at a price equal to the market price on the date the option is granted. Options generally vest over three years and have a maximum term of 10 years. At March 31, 2006, existing stock plans authorized issuance of 120 million shares of common stock. The company issues new shares when options are exercised under employee stock option plans. Under the plan for the board of directors, shares are issued from treasury stock.
Following is a summary of stock option activity and related prices for the first quarter of 2006 (options in millions).

	Options Outstanding	Wtd. Avg. Exercise Price	Options Exercisable	Wtd. Avg. Exercise Price
Balance, Dec. 31, 2005	96.5	$45.01	71.5	$44.06
Granted	---	N/A
Exercised	(0.5)	$25.56
Cancelled	(0.4)	$48.63
Balance, Mar. 31, 2006	95.6	$45.10	70.9	$44.20

The following table provides additional information regarding options outstanding and options that were exercisable as of March 31, 2006 (options in millions).

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Wtd. Avg. Remaining Life	Wtd. Avg. Exercise Price	Pretax In The Money Value	Number	Wtd. Avg. Exercise Price	Pretax In The Money Value
$20-29	9.6	2.0 years	$26.06	$160.9	9.6	$26.06	$160.9
$30-39	8.0	3.4 years	$37.84	38.7	8.0	$37.84	38.7
$40-49	49.9	6.4 years	$46.47	---	38.6	$47.25	---
$50-53	28.1	8.0 years	$51.29	---	14.7	$51.60	---
$20-53	95.6	6.2 years	$45.10	$199.6	70.9	$44.20	$199.6

Prior to 2006, Anheuser-Busch accounted for employee stock compensation in accordance with FAS 123, “Accounting for Stock-Based Compensation,” and elected to recognize no expense related to employee stock compensation, since options were always granted with an exercise price equal to the market price of the company’s stock on the day of grant. In December 2004, the Financial Accounting Standards Board issued a revised and renamed standard regarding stock compensation - FAS 123R, “Share-Based Payment.” The revised standard, which was adopted by Anheuser-Busch in the first quarter of 2006, eliminates the disclosure-only election under FAS 123 and requires the recognition of compensation expense for stock options and all other forms of equity compensation generally based on the fair value of the instruments on the date of grant. In order to enhance comparability among all years presented and to provide the fullest understanding of the impact that expensing stock compensation has on the company, Anheuser-Busch has retrospectively applied the new standard to prior period results.
The fair value of stock compensation is recognized in expense over the vesting period, and is determined on the date of grant using a binomial (lattice method) option-pricing model. The company recognizes the entire fair value associated with non-forfeitable stock options (approximately 60% of the total) in stock compensation expense when options are granted. The remaining expense associated with forfeitable options is recognized ratably over the three-year option vesting period. For financial reporting purposes, stock compensation expense is included in either cost of sales or marketing, distribution and administrative expenses depending on where the recipient’s cash compensation is reported, and is classified as a corporate item for business segments reporting.
The following table shows the fair value of stock options granted for 2005, 2004 and 2003 (in millions, except per option).

	2005	2004	2003
Fair value of each option granted	$8.81	$10.49	$13.58
Total number of options granted	11.4	14.1	14.4
Total fair value of options granted	$100.4	$147.9	$195.6

Anheuser-Busch uses the binomial option-pricing model for the valuation of stock options because it accommodates several inputs in order to take into account multiple option exercise patterns, and essentially computes an overall value based on a weighting of the various patterns. The company used the Black-Scholes pricing model to determine the fair value of stock options granted in 2003. The assumptions used in developing the fair value of stock options granted for the years 2005, 2004 and 2003 follow. For illustrative purposes, the expected life, risk-free rate, and fair value per option shown above are weighted averages.

	2005	2004	2003
Expected life of option	5.5 yrs.	5.5 yrs.	7.0 yrs.
Risk-free interest rate	4.4%	3.7%	4.0%
Expected volatility of Anheuser-Busch stock	21%	22%	22%
Expected dividend yield on Anheuser-Busch stock	2.5%	1.8%	1.7%

Pretax stock compensation expense was $17 million and $19 million for the first quarter of 2006 and 2005, respectively. The impact on net income was $12 million for both periods, while the impact on diluted earnings per share was $.015 for the first quarter of 2006 and $.016 for the first quarter of 2005. Unrecognized pretax stock compensation cost as of March 31, 2006 was $95 million, which is expected to be recognized over a weighted average life of approximately 1.5 years.
Cash proceeds from the exercise of stock options totaled $10 million in the first quarter of 2006 and $39 million for the first quarter of 2005. Stock options exercised in the first quarter of 2006 and 2005 had an aggregate intrinsic value (amount by which the market price exceeded the exercise price on the date of exercise) of $9 million and $31 million, respectively. The income tax benefit related to the exercise of employee stock options (recognized as a reduction of current taxes payable and an increase in paid-in-capital) was $3 million and $9 million, respectively, for the first quarter of 2006 and 2005.
Following are figures pertinent to first quarter 2005 operations and the balance sheet as of December 31, 2005 as they were previously reported and for the retrospective adoption of FAS 123R.

	Including FAS 123R	As Previously Reported
Operating Results and Cash Flow for First Quarter 2005
Cost of sales	$2,231.0	$2,227.2
Gross profit	$1,332.7	$1,336.5
Marketing, distribution and administrative expenses	$619.3	$604.1
Operating income	$713.4	$732.4
Income before income taxes	$625.3	$644.3
Provision for income taxes	$230.8	$237.4
Net income	$500.4	$512.8
Basic earnings per share	$.64	$.66
Diluted earnings per share	$.64	$.65

Operating cash flow before change in working capital	$645.5	$651.5
Cash provided by operating activities	$530.2	$536.2
Shares issued under stock plans	$41.2	$35.2
Cash used for financing activities	$377.0	$383.0

Balance Sheet as of December 31, 2005
Deferred income taxes	$1,345.9	$1,682.4
Capital in excess of par value	$2,685.9	$1,601.8
Retained earnings	$15,698.0	$16,445.6
Shareholders equity	$3,679.8	$3,343.3

4.	Derivatives
Anheuser-Busch accounts for its derivatives in accordance with FAS 133, “Accounting for Derivatives and Other Hedging Instruments,” and therefore defers in accumulated non-owner changes in shareholders equity the portion of cash flow hedging gains and losses that equal the change in cost of the underlying hedged transactions. As the underlying hedged transactions occur, the associated deferred hedging gains and losses are reclassified into earnings to match the change in cost of the transaction. For fair value hedges, the changes in value for both the derivative and the underlying hedged exposure are recognized in earnings each quarter.
Following are pretax gains and losses from derivatives which were recognized in earnings during the first quarter (in millions). These gains and losses effectively offset price or value changes in the company’s hedged exposures.

First Quarter
2006		2005
Gains	Losses	Gains	Losses
$0.5	$26.7	$0.6	$4.5

The company immediately recognizes in earnings any portion of derivative gains or losses that are not 100% effective at offsetting price changes in the underlying transactions. Anheuser-Busch recognized net pretax losses due to this hedge ineffectiveness of $0.7 million for the first quarter of 2006 compared to net ineffective pretax losses of $0.3 million for the first quarter of 2005.

5.	Earnings Per Share
Earnings per share are calculated by dividing net income by weighted-average common shares outstanding for the period. The difference between basic and diluted weighted-average common shares is the dilutive impact of unexercised in-the-money stock options. There were no adjustments to net income for any period shown for purposes of calculating earnings per share.

Weighted-average common shares outstanding for the quarter ended March 31 are shown below (millions of shares):

	First Quarter
	2006	2005
Basic weighted average shares outstanding	776.1	779.3
Diluted weighted average shares outstanding	780.2	785.9

6.	Non-Owner Changes in Shareholders Equity
The components of accumulated non-owner changes in shareholders equity, net of applicable taxes, as of March 31, 2006 and December 31, 2005 follow (in millions):

	March 31,	Dec. 31,
	2006	2005
Foreign currency translation loss	$(347.5)	$(382.0)
Deferred hedging losses	(3.0)	(2.4)
Deferred securities valuation gains	0.7	0.3
Minimum pension liability	(529.7)	(529.7)
Accumulated non-owner changes in shareholders equity	$(879.5)	$(913.8)

Net income plus non-owner changes in shareholders equity, net of applicable taxes, for the quarter ended March 31 follows (in millions):

	First Quarter
	2006	2005
Net income	$499.2	$500.4
Foreign currency translation gains	34.5	30.4
Net change in deferred hedging (losses) / gains	(0.6)	5.1
Deferred securities valuation gains	0.4	7.9
Net income plus non-owner changes in shareholders equity	$533.5	$543.8

7.	Goodwill
Following is goodwill by business segment, as of March 31, 2006 and December 31, 2005 (in millions). Goodwill is included in either other assets or investment in affiliated companies, as appropriate, in the consolidated balance sheet. The change in goodwill during the first quarter 2006 results from fluctuations in foreign currency exchange rates.

	Mar. 31, 2006	Dec. 31, 2005
Domestic Beer	$21.2	$21.2
International Beer	1,269.9	1,261.1
Packaging	21.9	21.9
Entertainment	288.3	288.3
Total goodwill	$1,601.3	$1,592.5

8.	Pension and Postretirement Health Care Expense
The components of quarterly expense for pensions and postretirement health care benefits are shown below for the first quarter of 2006 and 2005 (in millions):

	Pensions		Postretirement Health Care
	2006	2005	2006	2005
Service cost (benefits earned during the period)	$26.6	$24.3	$6.2	$6.2
Interest cost on benefit obligation	42.5	42.2	8.7	9.6
Assumed return on plan assets	(49.6)	(49.0)	---	---
Amortization of prior service cost and net actuarial losses / (gains)	28.5	22.0	1.3	(1.7)
Expense for defined benefit plans	48.0	39.5	16.2	14.1
Cash contributed to multi-employer plans	3.9	3.9	---	---
Cash contributed to defined contribution plans	4.7	4.7	---	---
Total quarterly expense	$56.6	$48.1	$16.2	$14.1

In order to enhance the funded status of its defined benefit pension plans, the company made a discretionary pension contribution of $214 million in January 2006. This contribution is in addition to the company’s required pension funding for 2006.

9.	Equity Investment in Grupo Modelo
Summary financial information for Anheuser-Busch’s equity investee Grupo Modelo for the first quarter of 2006 and 2005 is presented below (in millions). The amounts shown represent 100% of Modelo’s consolidated operating results and financial position based on U.S. generally accepted accounting principles on a one-month lag basis, and include the impact of the company’s purchase accounting adjustments.

	First Quarter Ended March 31,
	2006	2005
Cash and marketable securities	$1,790.5	$1,434.5
Other current assets	$989.4	$830.2
Non-current assets	$4,644.3	$4,248.4
Current liabilities	$382.2	$359.8
Non-current liabilities	$367.0	$445.4
Gross sales	$1,233.0	$1,010.8
Net sales	$1,142.4	$930.4
Gross profit	$605.4	$518.1
Minority interest	$0.3	$0.3
Net income	$241.9	$211.0

Management’s Discussion and Analysis of Operations and Financial Condition
This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Anheuser-Busch Companies, Inc. for the first quarter ended March 31, 2006, compared to the first quarter ended March 31, 2005, and the year ended December 31, 2005. This discussion should be read in conjunction with the consolidated financial statements and notes included in the company’s annual report to shareholders for the year ended December 31, 2005.
This discussion contains forward-looking statements regarding the company’s expectations concerning its future operations, earnings and prospects. On the date the forward-looking statements are made, the statements represent the company’s expectations, but the company’s expectations concerning its future operations, earnings and prospects may change. The company’s expectations involve risks and uncertainties (both favorable and unfavorable) and are based on many assumptions that the company believes to be reasonable, but such assumptions may ultimately prove to be inaccurate or incomplete, in whole or in part. Accordingly, there can be no assurances that the company’s expectations and the forward-looking statements will be correct. Please refer to the company’s most recent SEC Form 10-K for a description of risk factors that could cause actual results to differ (favorably or unfavorably) from the expectations stated in this discussion. Anheuser-Busch disclaims any obligation to update any of these forward-looking statements.

Results of Operations
Effective in the first quarter 2006, Anheuser-Busch adopted FAS 123R, “Share-Based Payment.” FAS 123R requires the recognition of stock compensation expense for stock options and other forms of equity compensation, based on the fair value of the instruments on the date of grant. In order to enhance the comparability of all periods presented and provide the fullest understanding of the impact that expensing stock compensation has on the company, Anheuser-Busch elected to apply the modified retrospective method of adopting FAS 123R. The company has therefore recast comparative 2005 results to incorporate the impact of previously disclosed pro forma stock compensation expense. The impact of adopting FAS 123R is not material to the results of operations for any period presented. See Note 3 for additional information.
Coming off a difficult year in 2005, Anheuser-Busch achieved encouraging first quarter 2006 results. Through a number of sales initiatives the company has restored its domestic beer volume growth momentum, and successfully implemented a moderate price increase in early 2006. The cost pressures the company experienced last year continue, but at a lesser rate, and a number of initiatives to reduce costs and enhance productivity have been implemented.
Consolidated net sales increased 5.4% versus prior year, while diluted earnings per share of $.64 were level with 2005. Reported earnings per share for the first quarter 2005 include the one-time gain on the sale of an interest in a theme park in Spain. Excluding the one-time gain from 2005, which allows a better comparison between underlying 2006 and 2005 operating results, diluted earnings per share for the first quarter increased 4.9% (see additional discussion on pages 18 through 20).
Anheuser-Busch continues to expect sales and earnings growth in 2006 and believes it is off to a good start. In addition to the sale of the Spanish theme park, the company experienced other one-time items in the second and third quarters of 2005 which impacted the underlying results of operations. For informational and comparative purposes, the table below sets forth the assumptions used by company representatives when comparing expectations for full year 2006 diluted earnings per share to 2005 results including FAS 123R stock compensation expense and excluding one-time items.

Earnings
Full Year 2005 Basis of Comparison	Per Share
Including FAS 123R	$2.23
Gain on Sale of Spanish Theme Park	(.024)
Favorable Chile Income Tax Settlement on CCU Sale	(.009)
Deferred Income Tax Benefit From Ohio Tax Legislation	(.009)
Litigation Settlement	.118
Including FAS 123R and Excluding One-Time Items	$2.31

Beer Sales Results
Following is a summary and discussion of the company’s beer volume and sales results for the first quarter 2006 compared with the first quarter 2005.

Beer Volume (millions of barrels)
	First Quarter		2006 vs. 2005
	2006	2005	Barrels	%
Domestic	25.6	24.4	Up 1.2	Up 4.6%
International	4.8	4.4	Up 0.4	Up 9.4%
Worldwide A-B Brands	30.4	28.8	Up 1.6	Up 5.4%
Equity Partner Brands	6.4	4.3	Up 2.1	Up 47.9%
Total Brands	36.8	33.1	Up 3.7	Up 10.9%

Domestic volume represents Anheuser-Busch beer produced and shipped within the United States. Domestic beer shipments-to-wholesalers increased 4.6% for the first quarter 2006, and actual wholesaler sales-to-retailers were up 3.3%. On a selling day adjusted basis, sales-to-retailers were up 1.7%. Shipments to wholesalers are not selling day adjusted. Our sales-to-retailers increase was led by Bud Light, which grew mid-single digits (selling day adjusted). Wholesaler inventories at the end of the first quarter 2006 were about one day lower than at the end of the first quarter 2005.
The company’s estimated domestic market share (excluding exports) for the first quarter of 2006 was 51.2%, compared to prior year market share of 51.1%. Domestic market share is based on estimated U.S. beer industry shipment volume using information provided by the Beer Institute and the U.S. Department of Commerce.
International volume consisting of Anheuser-Busch brands produced overseas by company-owned breweries and under license and contract brewing agreements, plus exports from the company’s U.S. breweries to markets around the world, increased 9% for the first quarter 2006, driven primarily by sales in China. Worldwide Anheuser-Busch brands volume is comprised of domestic volume and international volume and rose 5%, to 30.4 million barrels.
Equity partner brands volume, representing the company’s share of its foreign equity partners’ volume reported on a one-month lag, increased 48% for the first quarter of 2006, to 6.4 million barrels due to the strong volume performance of Grupo Modelo and the inclusion of Tsingtao volume. The company began accounting for Tsingtao on an equity basis in May 2005.
Total brands volume, which combines worldwide Anheuser-Busch brand volume with equity partner brands volume was 36.8 million barrels in the first quarter, up 3.7 million barrels, or 11%.

First Quarter 2006 Financial Results
Following is a summary and discussion of key operating results for the first quarter 2006 versus 2005.

$ in millions, except per share	First Quarter		2006 vs. 2005
	2006	2005	$	%
Gross Sales	$4,296	$4,085	Up $211	Up 5.2%
Net Sales	$3,756	$3,564	Up $192	Up 5.4%
Income Before Income Taxes	$615	$625	Dn $(10)	Dn (1.6)%
Equity Income	$122	$106	Up $16	Up 15.6%
Net Income	$499	$500	Dn $(1)	Dn (0.2)%
Diluted Earnings per Share	$.64	$.64	--	--

Anheuser-Busch reported gross sales of $4.3 billion during the first quarter 2006, an increase of $211 million, or 5%. Net sales were $3.8 billion, an increase of $192 million, or 5%. The difference between gross and net sales in 2006 reflects beer excise taxes of $540 million.
The increases in both gross and net sales were due to sales increases for domestic beer, international beer and packaging operations. Domestic beer segment net sales increased 4.5% on higher volume. International beer net sales increased 5.5% primarily due to strong sales in China. Packaging operations net sales increased 13% due to higher aluminum can volume. Entertainment segment sales declined 2.5% due primarily to the Easter holiday occurring in the second quarter this year versus in the first quarter in 2005.
Domestic beer revenue per barrel was essentially level in 2006 versus the first quarter 2005. However, revenue per barrel grew 4.3% compared to the fourth quarter of

2005 due to the successful implementation of price increases and discount reductions on over half the company’s domestic volume during the first quarter. Revenue per barrel is calculated as net sales generated by the company’s domestic beer operations on barrels of beer sold, determined on a U.S. GAAP basis, divided by the total volume of beer shipped from the company’s breweries to U.S. wholesalers.
Cost of sales for the first quarter 2006 was $2.4 billion, an increase of $187 million, or 8%. The increase in cost of sales is attributable to the costs associated with higher beer volume and increased costs for packaging materials and energy. Gross profit as a percentage of net sales was 35.6% for the first quarter, down 180 basis points due to increased volume being offset by increased costs.
Marketing, distribution and administrative expenses were $616 million, a decrease of $4 million, or 0.6% for the first quarter. This decrease is due to lower corporate administrative expense, primarily from reduced personnel related costs, partially offset by slightly higher overall marketing costs.
Operating income was $722 million, an increase of $9 million, or 1% for the first quarter 2006. Operating margin for the quarter decreased 80 basis points, to 19.2% due primarily to higher costs.
Interest expense less interest income was $115 million for the first quarter 2006, an increase of $2 million, or 1.5% due to slightly lower average outstanding debt offset by higher interest rates and lower interest income. Interest capitalized of $4 million in the first quarter 2006 was down $1 million due to lower qualifying capital spending.
Other income/expense, net reflects the impact of numerous items not directly related to the company’s operations. For the first quarter of 2006 and 2005, the company had other income of $4 million and $20 million, respectively. Other income for 2005 includes the $15.4 million pretax gain from the sale of the company’s equity interest in the Spanish theme park. For business segment reporting purposes, the gain is reported as a corporate item. Excluding this gain, other income was essentially level.
Income before income taxes for the first quarter 2006 was $615 million, a decrease of $10 million, or 2%, due to slightly higher profits in domestic beer, international beer and packaging operations and lower corporate costs, offset by lower entertainment results due to the timing of the Easter holiday, slightly higher net interest expense and lower one-time gains. Domestic beer pretax profits improved $1 million due to higher beer sales volume mostly offset by higher packaging materials, energy and plant operating costs. International beer pretax income was up $0.3 million primarily due to profit growth in Mexico and lower marketing expense, largely offset by lower operating profits in China and the United Kingdom. Packaging segment pretax profits were up $3 million due to increased profits from can manufacturing. Entertainment segment pretax results declined $11 million due to the timing of Easter, with the holiday occurring in the second quarter in 2006 versus the first quarter of 2005.
Equity income increased $16 million in the first quarter 2006, reflecting the benefit of Grupo Modelo volume and pricing growth as well as the inclusion of Tsingtao equity earnings in 2006. The company began applying equity accounting for Tsingtao in May 2005.
Anheuser-Busch’s effective tax rate was 38.8% in the first quarter 2006 versus 36.9% in the first quarter 2005. The effective rate for 2005 was lower than typical, reflecting a deferred income tax benefit on the sale of the Spanish theme park.
Net income of $499 million in the first quarter of 2006 represented a decrease of $1.2 million, or 0.2% versus the first quarter 2005. Diluted earnings per share were $.64, unchanged from prior year. Earnings per share benefited from the company’s repurchase of 6 million shares in the first quarter under the company’s on-going share repurchase program.
As shown in the following table, excluding the one-time gain from the sale of the Spanish theme park in 2005, which the company believes provides a more meaningful comparison between years, income before income taxes, net income and diluted earnings per share increased 1%, 4% and 5%, respectively, while the effective income tax rate increased 40 basis points.

Reconciliation of Comparative First Quarter Results

	Income
	Before	Provision
	Income	for Income	Net	Earnings	Effective
	Taxes	Taxes	Income	Per Share	Tax Rate
2006
Reported	$615.4	($238.6)	$499.2	$.64	38.8%

2005
As Reported	$644.3	($237.4)	$512.8	$.653
FAS 123R Impact	(19.0)	6.6	(12.4)	(.016)
Including FAS 123R	625.3	(230.8)	500.4	.637	36.9%
Gain on Sale of Spanish Theme Park	(15.4)	(3.5)	(18.9)	(.024)
Excluding One-Time Gain	$609.9	($234.3)	$481.5	$.61	38.4%

Percentage Change - 2006 vs. 2005
Including FAS 123R	-1.6%		-0.2%	-	1.9%
Excluding One-Time Gain	0.9%		3.7%	4.9%	0.4%

Liquidity and Financial Condition

Cash at March 31, 2006 was $213 million, a decrease of $13 million from the December 31, 2005 balance. See the consolidated statement of cash flows for detailed information. The primary source of the company’s cash flow is cash generated by operations. Principal uses of cash are capital expenditures, share repurchase, dividends and business investments. Cash generated by the company’s business segments is projected to exceed funding requirements for each segment’s anticipated capital spending. The net issuance of debt provides an additional source of cash as necessary for share repurchase, dividends and business investments. The nature, extent and timing of debt financing vary depending on the company’s evaluation of existing market conditions and other factors.
The company generated operating cash flow before the change in working capital of $441 million for the first quarter 2006, a decline of $204 million due to the discretionary contribution of $214 million in January 2006 to the company’s defined benefit pension plans. This contribution is in addition to the company’s required pension funding for 2006. Full year pension contributions for 2006 are projected to be $270 million.
There have been only normal and recurring changes in the company’s cash commitments since December 31, 2005.
Capital expenditures during the first quarter 2006 were $159 million, compared to $277 million for the first quarter 2005. Full year 2006 capital expenditures are expected to be approximately $900 million.
At its April 2006 meeting, the Board of Directors declared a regular quarterly dividend of $.27 per share on outstanding shares of the company’s common stock, payable June 9, 2006, to shareholders of record May 9, 2006. The dividend rate for the comparable 2005 period was $.245 per share.
The company’s debt balance increased a net $155 million since December 31, 2005, compared to a net increase of $307 million during the first quarter 2005. The details of the quarterly changes in debt are outlined below.

Increases in debt (in millions)
Description	Amount	Interest Rate (Fixed Unless Noted)
First Three Months of 2006
U.S. dollar debentures	$300.0	5.75%
Issuance discounts	(0.7)	N/A
Other, net	1.7	Various
	$301.0
First Three Months of 2005
Commercial paper	$278.3	2.49% Wtd. avg., floating
United Kingdom brewery lease	52.9	6.25%
Other, net	1.2	Various
	$332.4

Reductions of debt (in millions)
Description	Amount	Interest Rate (Fixed Unless Noted)
First Three Months of 2006
Commercial paper	$136.9	4.53% Wtd. avg., floating
Chinese Renminbi-denominated bank loans	5.8	5.4% Wtd. avg.
Other, net	3.0	Various
	$145.7
First Three Months of 2005
U.S. dollar notes	$0.4	5.35%
Chinese Renminbi-denominated bank loans	21.6	5.41% Wtd. avg.
Other	3.4	Various
	$25.4

The company has $1.35 billion of debt available for issuance through existing SEC shelf registrations.
The company’s commercial paper borrowings of $966 million at March 31, 2006 were classified as long-term, since commercial paper is maintained on a long-term basis with on-going support provided by the company’s $2 billion revolving credit agreement. The quarter end commercial paper interest rate was 4.9%.

Item 3. Disclosures About Market Risks
The company’s derivatives holdings fluctuate during the year based on normal and recurring changes in purchasing and production activity. The company has experienced slightly higher derivatives use over the last few years as raw material inputs have increased in conjunction with increases in domestic beer volume. Since December 31, 2005, there have been no significant changes in the company’s interest rate, foreign currency or commodity exposures. There have been no changes in the types of derivative instruments used to hedge the company’s exposures. Underlying commodity market conditions have been trending towards higher prices.

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
The chief executive officer and chief financial officer evaluated the company’s disclosure controls and procedures as of the end of the quarter ended March 31, 2006 and have concluded that they are effective as of March 31, 2006 in providing reasonable assurance that such information is identified and communicated on a timely basis. Additionally, there were no changes in the company’s internal control over financial reporting during the quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings
In 2005, the Company was served with a complaint brought by two individuals seeking to bring a class action on behalf of all California residents who, while they were under 21 years of age, purchased alcohol beverages manufactured by the Company and another defendant during the last four years. The suit sought disgorgement of unspecified profits earned by the Company in the past and other unspecified damages and equitable relief. By order dated January 28, 2005, the California state court granted the defendants judgment on the pleadings and dismissed the case in its entirety. The plaintiffs in that action have appealed.
Additionally, the Company has been served with similar complaints in putative class action lawsuits in Michigan, Ohio, West Virginia and Wisconsin. In these suits, which name a large number of other brewers and distillers, the parents of illegal underage drinkers are suing to recover the sums that their offspring purportedly spent illegally buying alcohol from persons or entities other than the defendants. The claims asserted against the Company vary depending on the suit, but include negligence, unjust enrichment, violation of the state’s Sales Practice Act or other statutory provisions, nuisance, fraudulent concealment and civil conspiracy. The suit filed in Michigan includes a claim under the Michigan Consumer Protection Act. Each suit seeks money damages, punitive damages and injunctive and equitable relief, including so-called disgorgement of profits allegedly attributable to illegal underage drinking. The Company removed the Ohio case to federal court in the Northern District of Ohio in June 2005, removed the West Virginia case to federal court in the Northern District of West Virginia in May 2005 and removed the Michigan case to federal court in the Eastern District of Michigan in July 2005. The Company filed motions to dismiss the Ohio and Wisconsin cases, and the Ohio federal court and the Wisconsin state court dismissed the entire cases with prejudice. The plaintiffs in the Ohio case have appealed the dismissal to the federal court of appeals. Motions to dismiss are pending in Michigan and West Virginia. Similar actions were filed by the same law firm in New York and Florida, but the Company was not served in either case, and the Florida case has been voluntarily dismissed by the plaintiffs. The Company believes that it has strong legal and factual defenses to these class actions and intends to defend itself vigorously.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 3, 2006, the company issued out of treasury shares a total of 4,425 shares of the Company’s common stock ($1 par value) to four members of the Board of Directors of the company in lieu of cash for all or a portion of those members’ 2006 annual retainer fee pursuant to the company’s Non-Employee Director Elective Stock Acquisition Plan. These transactions were exempt from registration and prospectus delivery requirements of the Securities Act of 1933 pursuant to Section 4(2) of the Act.

Following are the Company’s monthly common stock purchases during the first quarter 2006 (in millions, except per share):

	Shares	Avg. Price
Shares Remaining Authorized Under Disclosed Repurchase Programs at December 31, 2005	31.4

Share Repurchases
January	0.4	$43.27
February	1.5	$41.13
March	4.0	$42.59
Total	5.9	$42.27
Shares Remaining Authorized Under Disclosed Repurchase Programs at March 31, 2006	25.5

All shares are repurchased under Board of Directors authorization. The Board authorized the current program to repurchase 100 million shares in March 2003. There is no prescribed termination date for this program. The numbers of shares shown include shares delivered to the company to exercise stock options.

Item 4. Submission of Matters to a Vote of Security Holders
At the Annual Meeting of Stockholders of the Company held April 26, 2006, the following matters were voted on:

1.	Election of James J. Forese, Vernon R. Loucks, Jr., Vilma S. Martinez, William Porter Payne and Edward E. Whitacre, Jr. to serve as directors of the company for a term of three years.

	For	Withheld
James J. Forese	659,018,017	17,406,326
Vernon R. Loucks, Jr.	656,874,140	19,550,202
Vilma S. Martinez	644,892,499	31,531,843
William Porter Payne	657,959,181	18,465,161
Edward E. Whitacre, Jr.	642,932,011	33,492,331

2.	Amendment of the Restated Certificate of Incorporation

For	662,560,880
Against	7,769,223
Abstain	6,094,238
Non-Votes	0

3.	Approve the 2006 Restricted Plan for Non-Employee Directors

For	506,974,898
Against	56,572,453
Abstain	8,611,114
Non-Votes	104,265,878

4.	Approve the appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm for 2006

For	663,555,033
Against	7,379,251
Abstain	5,490,059
Non-Votes	0

Item 5. Other Information
At the Annual Meeting of Stockholders of the Company held on April 26, 2006, the stockholders approved an amendment to Article Fifth of the Company’s Restated Certificate of Incorporation to eliminate the classified board structure. The amendment results in all directors elected at the 2007 Annual Meeting of Stockholders and thereafter being elected to one-year terms, but would not shorten the existing term of any director elected prior to the 2007 Annual Meeting of Stockholders. The Certificate of Amendment of Restated Certificate of Incorporation is attached as Exhibit 3.1 to this Form 10-Q.
Also at the Annual Meeting of Stockholders held on April 26, 2006, the stockholders approved the 2006 Restricted Stock Plan for Non-Employee Directors which is referenced in Exhibit 10.24 to this Form 10-Q. This plan provides for the automatic award of 500 shares of restricted company stock at the time of each Annual Meeting of Stockholders for each non-employee director who is first elected or re-elected by the stockholders and for each non-employee director and each advisory director who continues in office. The awards are effective on the date of the Annual Meeting of Stockholders, beginning with the April 26, 2006 meeting. The forms of the Notice of Award and Information Memorandum issued under this plan are attached as Exhibits 10.25 and 10.26 to this Form 10-Q.

Item 6. Exhibits

Exhibit	Description
3.1	Certificate of Amendment
10.24

Anheuser-Busch Companies, Inc. 2006 Restricted Stock Plan for Non-Employee Directors (Incorporated by reference to Appendix B to the Definitive Proxy Statement for Annual Meeting of Stockholders on April 26, 2006).

10.25	Form of Notice of Award and Information Memorandum under Anheuser-Busch Companies, Inc. 2006 Restricted Plan for Non-Employee Directors.
10.26	Form of Notice of Award and Information Memorandum under Anheuser-Busch Companies, Inc. 2006 Restricted Stock Plan for Non-Employee Director who is a citizen of Mexico.
12	Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) under the Exchange Act
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a) under the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANHEUSER-BUSCH COMPANIES, INC. (Registrant)
/s/W. Randolph Baker
W. Randolph Baker Vice President and Chief Financial Officer (Chief Financial Officer) April 28, 2006

/s/John F. Kelly
John F. Kelly Vice President and Controller (Chief Accounting Officer) April 28, 2006