Form 10-K/A
period 2005-12-31
ANHEUSER-BUSCH COMPANIES, INC.
filed 2006-05-26
CIK 310569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A

(Amendment No. 1)

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
Large Accelerated Filer    ☑        Accelerated Filer    ☐        Non-Accelerated Filer    ☐

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

Available on the Web at www.anheuser-busch.com

Item 8.  Financial Statements and Supplementary Data

Included as Exhibit 99 to this Form 10-K/A are the consolidated financial statements and related footnotes (collectively, “the financial statements”) of the company’s non-controlled affiliate, Grupo Modelo S.A. de C.V. Anheuser-Busch is required to include the Modelo financial statements in Form 10-K/A due to Modelo meeting certain tests of significance under SEC Rule S-X 3-09.

The financial statements are prepared by Grupo Modelo in accordance with Mexican generally accepted accounting principles (GAAP).  The management of Grupo Modelo is solely responsible for the form and content of the Modelo financial statements. Anheuser-Busch has no responsibility for the form or content of the Modelo financial statements since Anheuser-Busch does not control Modelo and is not involved in the management of Modelo. The accounting and reporting requirements of the SEC and the Sarbanes-Oxley Act of 2002 do not apply to the Modelo financial statements or to Modelo’s system of internal accounting controls and control over financial reporting.

See Note 18 of the Modelo financial statements for a discussion of the principal differences between Mexican GAAP and U. S. GAAP.

Item 15.  Exhibits, Financial Statement Schedules

Item 15 on pages 17 through 19 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2005 is amended by the addition of the following exhibits:

Exhibit 23.1 -	Consent of Independent Registered Public Accounting Firm.
Exhibit 31.3 -	Certification of Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act.
Exhibit 31.4 -	Certification of Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act.
Exhibit 32.3 -	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.4 -	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 99 -	Audited Consolidated Financial Statements of Grupo Modelo, S.A. de C.V. and Subsidiaries.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANHEUSER-BUSCH COMPANIES, INC.
(Registrant)

By	/s/ W. Randolph Baker
W. Randolph Baker Vice President and Chief Financial Officer

Date: May 26, 2006

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
      President and Chief Executive Officer

Principal Financial Officer:
      W. Randolph Baker
      Vice President and Chief Financial Officer

Principal Accounting Officer:
      John F. Kelly*
      Vice President and Controller

/s/ W. Randolph Baker (W. Randolph Baker, as attorney-in-fact and on his own behalf as Principal Financial Officer)
Date: May 26, 2006

Directors:
Patrick T. Stokes* August A. Busch III* Carlos Fernandez G.* James J. Forese* John E. Jacob* James R. Jones* Charles F. Knight* Vernon R. Loucks, Jr.*	Vilma S. Martinez* William Porter Payne* Joyce M. Roché* Henry Hugh Shelton* Andrew C. Taylor* Douglas A. Warner III* Edward E. Whitacre, Jr.

* by power of attorney

EXHIBIT INDEX

Exhibit 23.1 -	Consent of Independent Registered Public Accounting Firm.
Exhibit 31.3 -	Certification of Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act.
Exhibit 31.4 -	Certification of Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act.
Exhibit 32.3 -	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.4 -	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 99 -	Audited Consolidated Financial Statements of Grupo Modelo, S.A. de C.V. and Subsidiaries.