Form 10-Q
period 2006-06-30
ANHEUSER-BUSCH COMPANIES, INC.
filed 2006-07-28
CIK 310569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 1-7823

ANHEUSER-BUSCH COMPANIES, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	43-1162835
(State of Incorporation)	(I.R.S. Employer Identification No.)

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
Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

$1 Par Value Common Stock - 768,714,803 shares as of June 30, 2006.

Anheuser-Busch Companies, Inc. and Subsidiaries
Consolidated Balance Sheet (Unaudited)

(in millions, except per share)	June 30,	Dec. 31,
	2006	2005
Assets
Current Assets:
Cash	$222.5	$225.8
Accounts receivable	967.1	681.4
Inventories	655.7	654.5
Other current assets	214.3	197.0
Total current assets	2,059.6	1,758.7
Investments in affiliated companies	3,250.0	3,448.2
Plant and equipment, net	8,913.3	9,041.6
Intangible assets, including goodwill of $1,050.7 and $1,034.5	1,329.9	1,232.6
Other assets	1,229.7	1,073.9
Total assets	$16,782.5	$16,555.0

Liabilities and Shareholders Equity
Current Liabilities:
Accounts payable	$1,250.6	$1,249.5
Accrued salaries, wages and benefits	276.4	250.9
Accrued taxes	277.6	156.7
Accrued interest	129.1	123.7
Other current liabilities	291.1	201.8
Total current liabilities	2,224.8	1,982.6
Postretirement benefits	439.5	444.3
Debt	7,836.5	7,972.1
Deferred income taxes	1,316.6	1,345.9
Other long-term liabilities	1,144.0	1,130.3
Shareholders Equity:
Common stock, $1.00 par, authorized 1.6 billion shares	1,470.5	1,468.6
Capital in excess of par value	2,778.5	2,685.9
Retained earnings	16,417.2	15,698.0
Treasury stock, at cost	(15,726.8)	(15,258.9)
Accumulated non-owner changes in equity	(1,118.3)	(913.8)
Total Shareholders Equity	3,821.1	3,679.8
Commitments and contingencies	-	-
Total Liabilities and Shareholders Equity	$16,782.5	$16,555.0

See the accompanying footnotes on pages 5 to 13.

Anheuser-Busch Companies, Inc. and Subsidiaries
Consolidated Statement of Income (Unaudited)

(in millions, except per share)	Second Quarter		Six Months
	Ended June 30		Ended June 30
	2006	2005	2006	2005
Gross sales	$4,854.0	$4,597.3	$9,150.3	$8,682.4
Excise taxes	(598.0)	(579.2)	(1,138.7)	(1,100.6)
Net sales	4,256.0	4,018.1	8,011.6	7,581.8
Cost of sales	(2,660.7)	(2,479.8)	(5,078.4)	(4,710.8)
Gross profit	1,595.3	1,538.3	2,933.2	2,871.0
Marketing, distribution and
administrative expenses	(714.3)	(712.2)	(1,330.0)	(1,331.5)
Operating income	881.0	826.1	1,603.2	1,539.5
Interest expense	(115.2)	(115.9)	(230.3)	(230.7)
Interest capitalized	5.0	5.5	9.0	10.7
Interest income	0.2	0.2	0.8	2.2
Other income/(expense), net	(6.8)	1.2	(3.1)	20.7
Income before income taxes	764.2	717.1	1,379.6	1,342.4
Provision for income taxes	(296.8)	(260.7)	(535.4)	(491.5)
Equity income, net of tax	170.4	137.2	292.8	243.1
Net income	$637.8	$593.6	$1,137.0	$1,094.0
Basic earnings per share	$.83	$.76	$1.47	$1.41
Diluted earnings per share	$.82	$.76	$1.46	$1.39

See the accompanying footnotes on pages 5 to 13.

Anheuser-Busch Companies, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)

(in millions)	Six Months
	Ended June 30
	2006	2005
Cash flow from operating activities:
Net income	$1,137.0	$1,094.0
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation and amortization	490.0	481.0
Decrease in deferred income taxes	(34.7)	(67.1)
Stock compensation expense	35.1	37.9
Undistributed earnings of affiliated companies	(52.8)	(39.5)
Gain on sale of business	-	(15.4)
Other, net	(139.3)	83.0
Operating cash flow before change in working capital	1,435.3	1,573.9
Increase in working capital	(55.8)	(244.7)
Cash provided by operating activities	1,379.5	1,329.2

Cash flow from investing activities:
Capital expenditures	(318.1)	(565.4)
Acquisitions	(82.3)	-
Proceeds from sale of business	-	48.3
Cash used for investing activities	(400.4)	(517.1)

Cash flow from financing activities:
Increase in debt	300.9	3.7
Decrease in debt	(437.9)	(57.9)
Dividends paid to shareholders	(417.8)	(381.3)
Acquisition of treasury stock	(467.8)	(575.5)
Shares issued under stock plans	40.2	107.9
Cash used for financing activities	(982.4)	(903.1)
Net decrease in cash during the period	(3.3)	(91.0)
Cash, beginning of period	225.8	228.1
Cash, end of period	$222.5	$137.1

See the accompanying footnotes on pages 5 to 13.

Anheuser-Busch Companies, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

1.	Unaudited Financial Statements
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

2.	Business Segments Information
Comparative business segment information for the second quarter and first six months ended June 30 (in millions):

	Domestic	Int'l			Corporate
Second Quarter	Beer	Beer	Packaging	Entertainment	and Elims	Consolidated
2006
Gross Sales	$3,528.5	339.9	714.7	369.4	(98.5)	$4,854.0
Net Sales:
- Intersegment	$0.8	-	243.3	-	(244.1)	$ -
- External	$3,001.8	267.7	471.4	369.4	145.7	$4,256.0
Income Before
Income Taxes	$794.4	26.0	45.2	108.5	(209.9)	$764.2
Equity Income	$1.1	169.3	-	-	-	$170.4
Net Income	$493.6	185.4	28.0	67.3	(136.5)	$637.8

2005
Gross Sales	$3,432.1	296.8	648.9	320.9	(101.4)	$4,597.3
Net Sales:
- Intersegment	$0.7	-	227.5	-	(228.2)	$ -
- External	$2,912.7	236.3	421.4	320.9	126.8	$4,018.1
Income Before
Income Taxes	$773.3	26.0	44.5	78.0	(204.7)	$717.1
Equity Income	-	$137.2	-	-	-	$137.2
Net Income	$479.5	153.3	27.6	48.4	(115.2)	$593.6

	Domestic	Int'l			Corporate
First Six Months	Beer	Beer	Packaging	Entertainment	and Elims	Consolidated
2006
Gross Sales	$6,886.2	597.0	1,344.1	540.1	(217.1)	$9,150.3
Net Sales:
- Intersegment	$1.5	-	469.2	-	(470.7)	$ -
- External	$5,858.3	484.6	874.9	540.1	253.7	$8,011.6
Income Before
Income Taxes	$1,576.9	48.1	83.9	90.9	(420.2)	$1,379.6
Equity Income	$1.7	291.1	-	-	-	$292.8
Net Income	$979.4	320.9	52.0	56.4	(271.7)	$1,137.0

2005
Gross Sales	$6,645.8	545.1	1,215.4	496.0	(219.9)	$8,682.4
Net Sales:
- Intersegment	$1.4	-	436.1	-	(437.5)	$ -
- External	$5,647.1	441.8	779.3	496.0	217.6	$7,581.8
Income Before
Income Taxes	$1,554.6	47.8	80.1	71.6	(411.7)	$1,342.4
Equity Income	-	$243.1	-	-	-	$243.1
Net Income	$963.9	272.7	49.7	44.4	(236.7)	$1,094.0

3.	Stock Compensation
Under the terms of the company’s stock option plans, officers, certain other employees and non-employee directors may be granted options to purchase the company’s common stock at a price equal to the average of the high and low market prices on the date the option is granted. Options generally vest over three years and have a maximum term of 10 years. At June 30, 2006, existing stock plans authorized issuance of 118 million shares of common stock. The company issues new shares when options are exercised under employee stock compensation plans. Under the plan for the board of directors, shares are issued from treasury stock.

Following is a summary of stock option activity and related prices for the first six months of 2006 (options in millions). Options granted in 2006 had a grant date fair value of $9.39 each and were expensed when awarded.
	Options Outstanding	Wtd. Avg. Exercise Price	Options Exercisable	Wtd. Avg. Exercise Price
Balance, Dec. 31, 2005	96.5	$45.01	71.5	$44.06
Granted	0.1	$43.65
Exercised	(1.4)	$27.07
Cancelled	(0.6)	$48.59
Balance, June 30, 2006	94.6	$45.25	70.1	$44.40

The following table provides additional information regarding options outstanding and options that were exercisable as of June 30, 2006 (options and in-the-money value in millions).
	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Wtd. Avg. Remaining Life	Wtd. Avg. Exercise Price	Pretax In-The- Money Value	Number	Wtd. Avg. Exercise Price	Pretax In-The- Money Value
$20-29	9.1	1.8 years	$26.24	$175.2	9.1	$26.24	$175.2
$30-39	7.8	3.2 years	$37.84	59.0	7.8	$37.84	59.0
$40-49	49.7	6.1 years	$46.47	54.1	38.5	$47.25	34.2
$50-53	28.0	7.7 years	$51.29	--	14.7	$51.60	--
$20-53	94.6	6.0 years	$45.25	$288.3	70.1	$44.40	$268.4

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
The fair value of stock compensation is recognized in expense over the vesting period, and is determined on the date of grant using a binomial (lattice method) option-pricing model. The company recognizes the entire fair value associated with non-forfeitable stock options (approximately 60% of the total) in stock compensation expense when options are granted. The remaining expense associated with forfeitable options is recognized ratably over the three-year option vesting period. For financial reporting purposes, stock compensation expense is included in cost of sales and marketing, distribution and administrative expenses, depending on where the recipient’s cash compensation is reported, and is classified as a corporate item for business segments reporting.
The following table shows the fair value of stock options granted for 2005, 2004 and 2003 (in millions, except per option).

	2005	2004	2003
Fair value of each option granted	$8.81	$10.49	$13.58
Total number of options granted	11.4	14.1	14.4
Total fair value of options granted	$100.4	$147.9	$195.6

Anheuser-Busch uses the binomial option-pricing model for the valuation of stock options because it accommodates several inputs in order to take into account multiple option exercise patterns, and essentially computes an overall value based on a weighting of the various patterns. The Black-Scholes pricing model was used to determine the fair value of stock options granted in 2003. The assumptions used in developing the fair value of stock options granted for the years 2005, 2004 and 2003 follow. For illustrative purposes, the expected life, risk-free rate, and fair value per option shown above are weighted averages.

	2005	2004	2003
Expected life of option	5.5 yrs.	5.5 yrs.	7.0 yrs.
Risk-free interest rate	4.4%	3.7%	4.0%
Expected volatility of Anheuser-Busch stock	21%	22%	22%
Expected dividend yield on Anheuser-Busch stock	2.5%	1.8%	1.7%

The following illustrates the impact of stock option activity on earnings and cash flows for the second quarter and first six months of 2006 compared to 2005 (in millions, except per share). Unrecognized pretax stock compensation cost as of June 30, 2006 was $92 million, which is expected to be recognized over a weighted average life of approximately 1.5 years.
	Second Quarter		First Six Months
	2006	2005	2006	2005
Pretax stock compensation expense	$18.0	$18.9	$35.1	$37.9
After-tax stock compensation expense	$12.6	$13.4	$24.6	$25.8
Diluted earnings per share impact	$.016	$.017	$.032	$.033
Cash proceeds from stock option exercises	$25.4	$54.7	$35.3	$87.5
In-the-money value of stock options exercised	$15.0	$56.0	$24.0	$87.0
Income tax benefit of stock options exercised (reduction of current taxes payable)	$5.2	$19.8	$8.2	$29.0

Following are figures pertinent to operations for the second quarter and first six months of 2005, and the balance sheet as of December 31, 2005 as they were previously reported and for the retrospective adoption of FAS 123R.
Operating Results for Second Quarter 2005	Including FAS 123R	As Previously Reported

Cost of sales	$2,479.8	$2,476.0
Gross profit	$1,538.3	$1,542.1
Marketing, distribution and administrative expenses	$712.2	$697.1
Operating income	$826.1	$845.0
Income before income taxes	$717.1	$736.0
Provision for income taxes	$260.7	$266.2
Net income	$593.6	$607.0
Basic earnings per share	$.76	$.78
Diluted earnings per share	$.76	$.78

Operating Results and Cash Flows for the First Six Months of 2005
Cost of sales	$4,710.8	$4,703.2
Gross profit	$2,871.0	$2,878.6
Marketing, distribution and administrative expenses	$1,331.5	$1,301.2
Operating income	$1,539.5	$1,577.4
Income before income taxes	$1,342.4	$1,380.3
Provision for income taxes	$491.5	$503.6
Net income	$1,094.0	$1,119.8
Basic earnings per share	$1.41	$1.44
Diluted earnings per share	$1.39	$1.43
Operating cash flow before change in working capital	$1,573.9	$1,593.8
Cash provided by operating activities	$1,329.2	$1,349.1
Shares issued under stock plans	$107.9	$88.0
Cash used for financing activities	$903.1	$923.0

Balance Sheet as of December 31, 2005
Deferred income taxes	$1,345.9	$1,682.4
Capital in excess of par value	$2,685.9	$1,601.8
Retained earnings	$15,698.0	$16,445.6
Shareholders equity	$3,679.8	$3,343.3

4.	Derivatives
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
Following are pretax gains and losses from derivatives which were recognized in earnings during the second quarter and first six months (in millions). These gains and losses effectively offset changes in the cost or value of the company’s hedged exposures.
Second Quarter				First Six Months
2006		2005		2006		2005
Gains	Losses	Gains	Losses	Gains	Losses	Gains	Losses
---	$14.2	$1.8	$0.8	$0.5	$40.9	$2.4	$5.3

The company immediately recognizes in earnings any portion of derivative gains or losses that are not 100% effective at offsetting price changes in the underlying transactions. Anheuser-Busch recognized net pretax losses due to this hedge ineffectiveness of $0.7 million for the second quarter of 2006 compared to net ineffective pretax losses of $0.1 million for the second quarter of 2005. For the first six months, the company recognized net ineffective losses of $1.4 million and $0.4 million, respectively, in 2006 and 2005.

5.	Earnings Per Share
Earnings per share are calculated by dividing net income by weighted-average common shares outstanding for the period. The difference between basic and diluted weighted-average common shares is the dilutive impact of unexercised in-the-money stock options. There were no adjustments to net income for any period shown for purposes of calculating earnings per share.
Weighted-average common shares outstanding for the second quarter and first six months ended June 30 are shown below (millions of shares):
	Second Quarter		First Six Months
	2006	2005	2006	2005
Basic weighted average shares outstanding	769.8	777.1	773.0	778.2

Diluted weighted average shares outstanding	777.0	782.4	778.8	784.4

6.	Non-Owner Changes in Shareholders Equity
The components of accumulated non-owner changes in shareholders equity, net of applicable taxes, as of June 30, 2006 and December 31, 2005 follow (in millions):
	June 30, 2006	Dec. 31, 2005
Foreign currency translation loss	$(584.1)	$(382.0)
Deferred hedging losses	(5.8)	(2.4)
Deferred securities valuation gains	1.3	0.3
Minimum pension liability	(529.7)	(529.7)
Accumulated non-owner changes in shareholders equity	$(1,118.3)	$(913.8)

Net income plus non-owner changes in shareholders equity, net of applicable taxes, for the second quarter and first six months ended June 30 follows (in millions):
	Second Quarter		First Six Months
	2006	2005	2006	2005
Net income	$637.8	$593.6	$1,137.0	$1,094.0
Foreign currency translation gains / (losses)	(236.6)	43.0	(202.1)	73.4
Net change in deferred hedging gains / (losses)	(2.8)	(1.9)	(3.4)	3.2
Deferred securities valuation gains / (losses)	0.6	(104.2)	1.0	(96.3)
Net income plus non-owner changes in shareholders equity	$399.0	$530.5	$932.5	$1,074.3

7.	Goodwill
Following is goodwill by business segment, as of June 30, 2006 and December 31, 2005 (in millions). Goodwill is included in either other assets or investment in affiliated companies, as appropriate, in the consolidated balance sheet. The change in goodwill during the first six months 2006 is due to fluctuations in foreign currency exchange rates.
	June 30, 2006	Dec. 31, 2005
Domestic Beer	$21.2	$21.2
International Beer	1,239.3	1,261.1
Packaging	21.9	21.9
Entertainment	288.3	288.3
Total goodwill	$1,570.7	$1,592.5

8.	Pension and Postretirement Health Care Expense
The components of quarterly expense for pensions and postretirement health care benefits are shown below for the second quarter and first six months of 2006 and 2005 (in millions). In order to enhance the funded status of its defined benefit pension plans, the company made a discretionary pension contribution of $214 million in January 2006. This contribution is in addition to the company’s required pension funding for 2006.
	Pensions
	Second Quarter		First Six Months
	2006	2005	2006	2005
Service cost (benefits earned during the period)	$26.5	$24.2	$53.1	$48.5
Interest cost on benefit obligation	42.5	42.2	85.0	84.4
Assumed return on plan assets	(49.6)	(49.0)	(99.2)	(98.0)
Amortization of prior service cost and net actuarial losses	28.5	22.0	57.0	44.0
Expense for defined benefit plans	47.9	39.4	95.9	78.9
Cash contributed to multi-employer plans	4.0	4.2	7.9	8.1
Cash contributed to defined contribution plans	5.0	4.0	9.7	8.7
Total expense	$56.9	$47.6	$113.5	$95.7

	Postretirement Health Care
	Second Quarter		First Six Months
	2006	2005	2006	2005
Service cost (benefits earned during the period)	$6.1	$6.6	$12.3	$12.8
Interest cost on benefit obligation	8.7	10.1	17.4	19.7
Amortization of prior service cost and net actuarial losses	1.4	3.0	2.7	1.3
Total expense	$16.2	$19.7	$32.4	$33.8

9.	Equity Investment in Grupo Modelo
Summary financial information for Anheuser-Busch’s equity investee Grupo Modelo for the second quarter and first six months of 2006 and 2005 is presented below (in millions). The amounts shown represent 100% of Modelo’s consolidated operating results and financial position based on U.S. generally accepted accounting principles on a one-month lag basis, and include the impact of the company’s purchase accounting adjustments.
	Results of Operations
	Second Quarter		First Six Months
	2006	2005	2006	2005
Gross sales	$1,473.5	$1,256.6	$2,706.5	$2,267.4
Net sales	$1,374.3	$1,171.6	$2,516.7	$2,102.0
Gross profit	$733.5	$616.3	$1,338.9	$1,134.4
Minority interest expense	$0.5	$0.5	$0.8	$0.8
Net income	$331.8	$263.4	$573.7	$474.4

	At June 30
	2006	2005
Cash / marketable securities	$1,617.6	$1,326.8
Other current assets	$946.7	$854.1
Non-current assets	$4,281.6	$4,343.0
Current liabilities	$466.1	$426.4
Non-current liabilities	$353.1	$421.3

Management’s Discussion and Analysis of Operations and Financial Condition
This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Anheuser-Busch Companies, Inc. for the second quarter and six months ended June 30, 2006, compared to the second quarter and first six months ended June 30, 2005, and the year ended December 31, 2005. This discussion should be read in conjunction with the consolidated financial statements and notes included in the company’s annual report to shareholders for the year ended December 31, 2005.
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
Anheuser-Busch is off to a good start this year with favorable performances by all business segments. The company’s domestic beer volume momentum continues to be positive into the key summer selling season, with the largest sales-to-retailers volume in June of any month in the company’s history. The domestic beer pricing environment is favorable and productivity improvement initiatives are helping mitigate continuing cost pressures. In addition, the international beer segment, led by Grupo Modelo, and the entertainment segment are having outstanding years. Based on these positive factors Anheuser-Busch is optimistic concerning its sales and earnings outlook for 2006.
Consolidated net sales for the second quarter and first six months increased 5.9% and 5.7%, respectively, versus prior year, while diluted earnings per share increased 7.9% and 5%. Both domestic beer sales volume and revenue per barrel showed good, balanced growth in the second quarter, with revenue per barrel growing 0.9% and domestic beer shipments-to-wholesalers increasing 2.2% versus the second quarter 2005.
Reported earnings per share for the second quarter and first six months of both 2006 and 2005 include one-time items that impact the comparability of operating results between 2006 and 2005. In the second quarter of both 2006 and 2005, Anheuser-Busch experienced favorable income tax events—in 2006, a $7.8 million benefit from the reduction of deferred income taxes resulting from state tax legislation enacted in Texas; and in 2005, a $7.2 million favorable reduction of deferred income taxes due to tax legislation in Ohio plus a $6.8 million favorable settlement of certain Chilean taxes associated with the sale of the company’s equity stake in Compañía Cervecerías Unidas S.A. (CCU) in December 2004. In the first quarter of 2005, the company also had a $15.4 million pretax gain on the sale of a theme park interest in Spain. Excluding the impact of these one-time items from both years, which the company believes allows a better comparison of underlying operating results, diluted earnings per share increased 9.5% for the second quarter and 7.4% for the first six months (see additional discussion on pages 20 through 22).

Beer Sales Results
Following is a summary and discussion of the company’s beer volume and sales results for the second quarter and first six months of 2006 versus comparable 2005 periods.

Reported Beer Volume (millions of barrels) for Periods Ended June 30
	Second Quarter			Six Months
		Versus 2005			Versus 2005
	2006	Barrels	%	2006	Barrels	%
Domestic	26.9	Up 0.6	Up 2.2%	52.5	Up 1.7	Up 3.4%
International	5.8	Up 0.9	Up 18.5%	10.6	Up 1.3	Up 14.2%
Worldwide A-B Brands	32.7	Up 1.5	Up 4.8%	63.1	Up 3.0	Up 5.0%
Int’l Equity Partner Brands	8.5	Up 1.7	Up 25.1%	14.9	Up 3.8	Up 34.0%
Total Brands	41.2	Up 3.2	Up 8.4%	78.0	Up 6.8	Up 9.6%

Domestic volume represents Anheuser-Busch beer produced and shipped within the United States. Domestic beer shipments-to-wholesalers increased 2.2% for the second quarter, and sales-to-retailers increased 2%, with the new Rolling Rock, Grolsch and Tiger brands contributing 0.4 points of growth to both shipments and sales-to-retailers. Year-to-date shipments-to-wholesalers increased 3.4%, and sales-to-retailers increased 1.8% (on a selling day adjusted basis) with Rolling Rock, Grolsch and Tiger contributing 0.2 points of growth to shipments and sales-to-retailers. Sales-to-retailers increases were led by Bud Light, which grew approximately 6% for both the second quarter and year-to-date (selling day adjusted). The acquisition of the Rolling Rock brands, plus the new arrangements with Grolsch, Tiger and the Hansen’s energy brands leverage the strength of the company’s distribution system and provide opportunities for earnings enhancements for Anheuser-Busch and its wholesalers.
The company’s estimated domestic market share (excluding exports) for the first six months of 2006 was 48.9%, compared to prior year market share of 48.7%. Domestic market share is based on estimated U.S. beer industry shipment volume using information provided by the Beer Institute and the U.S. Department of Commerce.
International volume consisting of Anheuser-Busch brands produced overseas by company-owned breweries and under license and contract brewing agreements, plus exports from the company’s U.S. breweries to markets around the world, increased

18.5% for the second quarter and 14% for the first half of 2006, driven primarily by sales in China, Canada, Mexico and the United Kingdom. Worldwide Anheuser-Busch brands volume is comprised of domestic volume and international volume, and rose 5% for both the second quarter and year-to-date, to 33 million and 63 million barrels, respectively.
Equity partner brands volume, which includes the company’s share of its foreign equity partners’ volume reported on a one-month lag, increased 25% for the second quarter of 2006, to 8.5 million barrels due to the strong volume performance of Grupo Modelo and the inclusion of Tsingtao volume. The company began accounting for Tsingtao on an equity basis in May 2005. Equity partner brands volume was up 34% for the first six months of 2006.
Total brands volume, which combines worldwide Anheuser-Busch brand volume with equity partner brands volume was 41 million barrels in the second quarter and 78 million barrels for the six months, up 8% and 10%, respectively.
2006 Financial Results
Following is a summary and discussion of key operating results for the second quarter and first six months of 2006 versus comparable 2005 periods.

$ in millions, except per share	Second Quarter		2006 vs. 2005
	2006	2005	$	%
Gross Sales	$4,854	$4,597	Up $257	Up 5.6%
Net Sales	$4,256	$4,018	Up $238	Up 5.9%
Income Before Income Taxes	$764	$717	Up $47	Up 6.6%
Equity Income	$170	$137	Up $33	Up 24.2%
Net Income	$638	$594	Up $44	Up 7.4%
Diluted Earnings per Share	$.82	$.76	Up $.06	Up 7.9%

$ in millions, except per share	First Six Months		2006 vs. 2005
	2006	2005	$	%
Gross Sales	$9,150	$8,682	Up $468	Up 5.4%
Net Sales	$8,012	$7,582	Up $430	Up 5.7%
Income Before Income Taxes	$1,380	$1,342	Up $38	Up 2.8%
Equity Income	$293	$243	Up $50	Up 20.4%
Net Income	$1,137	$1,094	Up $43	Up 3.9%
Diluted Earnings per Share	$1.46	$1.39	Up $.07	Up 5.0%

Anheuser-Busch reported gross sales of $4.9 billion during the second quarter 2006, an increase of $257 million, or 6%. Gross sales increased 5%, or $468 million, to $9.2 billion for the first six months. Net sales were $4.3 billion and $8.0 billion, increases of $238 million and $430 million, respectively, or 6% for both periods. The differences between gross and net sales in 2006 are due to beer excise taxes of $598 million and $1.1 billion, respectively.
The increases in both gross and net sales were driven by sales increases for all operating segments. For the second quarter and six months, respectively, domestic beer segment net sales increased 3% and 4% on higher volume and increased revenue per barrel; international beer net sales increased 13% and 10% primarily due to volume gains in China, Canada and the United Kingdom; packaging operations net sales increased 12% in both periods due to higher aluminum can and recycling revenues; and entertainment segment sales increased 15% and 9%, respectively, due primarily to higher attendance and, for the second quarter, in part to the Easter holiday occurring in the second quarter in 2006 versus in the first quarter in 2005.
 Domestic beer revenue per barrel was up 0.9% in the second quarter 2006 and grew 0.4% compared to the first half of 2005, due to the successful implementation of price increases and discount reductions on over half the company’s domestic volume. Revenue per barrel growth includes the impact of acquired and import brands Rolling Rock, Grolsch and Tiger. Revenue per barrel increases accounted for $39 million and $40 million, respectively, of the increases in domestic beer net sales in the second quarter and first six months. Higher beer volume contributed $50 million and $171 million, respectively, to the increases for the same periods. Revenue per barrel is calculated as net sales generated by the company’s domestic beer operations on barrels of beer sold, determined on a U.S. GAAP basis, divided by the total volume of beer shipped to U.S. wholesalers. Consistent with the pattern for 2006 pricing actions, the company expects to implement increases on the majority of its volume early next year, with a few selective increases in the fourth quarter 2006. As in the past, pricing initiatives will be tailored to selected markets, brands and packages.
The cost of sales for the second quarter 2006 was $2.7 billion, an increase of $181 million, or 7%, and was up $368 million, or 8% to $5.1 billion for the first six months. The increases in cost of sales are primarily attributable to the costs associated with higher beer volume worldwide, increased costs for beer packaging materials, higher energy costs and increased costs for packaging and entertainment operations. Gross profit as a percentage of net sales was 37.5% for the second quarter and 36.6% year-to-date, down 80 basis points and 130 basis points, respectively, due primarily to increased beer volume being offset by increased costs.
Marketing, distribution and administrative expenses were $714 million for the second quarter and $1.3 billion year-to-date, representing a $2 million increase for the quarter and a $2 million decrease year-to-date. These changes versus prior year periods are due to favorable marketing expenses, especially for domestic beer, and level distribution costs for company-owned beer wholesale operations due to having one less location, partially offset by increased general and administrative costs.
Operating income was $881 million, an increase of $55 million, or 7% for the second quarter 2006. Operating margin for the quarter increased 10 basis points, to 20.7% due primarily to increased sales and essentially stable marketing, distribution and administrative expenses. For the first six months of 2006, operating income was $1.6 billion, an increase of $64 million, or 4%, while operating margin was 20.0%, or 30 basis points lower than 2005.
Interest expense less interest income was $115 million for the second quarter and $230 million for the first six months of 2006, both amounts essentially level with comparable 2005 periods, due to slightly lower average outstanding debt balances offset by higher interest rates and lower interest income year-to-date. Interest capitalized of $5 million in the second quarter 2006 was down slightly, and was down $2 million year-to-date, due to lower qualifying capital spending.
Other income/expense, net reflects the impact of numerous items not directly related to the company’s operations. For the second quarter of 2006, the company had other expense of $7 million versus other income of $1 million in 2005. Year-to-date the company recognized expense of $3 million in 2006 compared to income of $21 million in 2005. Other income for the first six months of 2005 includes the $15.4 million gain from the sale of the company’s equity interest in the Spanish theme park. For business segment reporting purposes, the gain is reported as a corporate item.
Income before income taxes for the second quarter 2006 was $764 million, an increase of $47 million, or 7%, due primarily to higher profits in the domestic beer and entertainment segments, partially offset by lower one-time items. These same factors led to year-to-date pretax income of $1.4 billion, and increase of $38 million or 3%. For the second quarter and first six months, domestic beer pretax profits improved $21 million and $22 million, due to higher beer sales volume, increased pricing and lower marketing, partially offset by higher packaging materials, energy and plant operating costs. International beer pretax income was essentially level for both periods due to profit growth in Canada and Mexico offset by lower earnings in China and the United Kingdom. Profits in China declined due to price competition and increased marketing and selling costs, while United Kingdom profits were down due primarily to lower pricing and unfavorable revenue mix. Packaging segment pretax profits were up $1 million and $4 million due to increased profits from can manufacturing in both periods and partially offset by higher label manufacturing costs year-to-date. Entertainment segment pretax results grew $31 million and $19 million, respectively, due to the quarterly timing of the Easter holiday and higher overall attendance for the first six months, partially offset by higher park operating costs in both periods.
Equity income increased $33 million in the second quarter 2006 and $50 million year-to-date, reflecting the benefit of Grupo Modelo volume growth, Mexican price increases taken at the beginning of the year and a lower Mexican income tax rate, plus Tsingtao equity income growth year to date. The company began applying equity accounting for Tsingtao in May 2005.
Anheuser-Busch’s effective tax rate was 38.8% for both the second quarter 2006 and the first six months, representing increases of 240 and 220 basis points,

respectively, and primarily due to higher taxes on foreign earnings. The effective rates for the second quarter 2006 and for both the second quarter and first six months of 2005 were all lower than typical, reflecting favorable one-time income tax items plus a deferred income tax benefit on the sale of the Spanish theme park. Both the quarterly and year-to-date effective tax rates for 2006 include a benefit from partial capital loss utilization.
Net income of $638 million in the second quarter of 2006 represented an increase of $44 million, or 7%. Net income grew 4%, to $1.1 billion for the first six months of 2006. Diluted earnings per share were $.82 and $1.46, respectively, for the second quarter and first six months of 2006, representing increases of 8% and 5%, respectively. Diluted earnings per share benefited from the company’s repurchase of 10.9 million shares in the first six months under the company’s on-going share repurchase program.
As shown in the following table, excluding the favorable income tax events in 2006 and 2005 and the one-time gain from the sale of the Spanish theme park in 2005, which the company believes provides more meaningful comparisons between periods, net income and diluted earnings per share increased 9% and 9.5%, respectively for the second quarter, while the effective income tax rate increased 160 basis points. For the first six months, income before income taxes, net income, diluted earnings per share and the effective income tax rate increased 4%, 6%, 7% and 100 basis points, respectively.

Reconciliation of Comparative Operating Results

	Income
	Before	Provision		Diluted
	Income	for Income	Net	Earnings	Effective
Second Quarter	Taxes	Taxes	Income	Per Share	Tax Rate
2006
Reported	$764.2	($296.8)	$637.8	$.82	38.8%
Texas Income Tax Legislation Benefit		(7.8)	(7.8)	(.01)
Excluding One-Time Items	$764.2	($304.6)	$630.0	$0.81	39.9%
2005
As Reported	$736.0	($266.2)	$607.0	$0.78
FAS 123R Impact	(18.9)	5.5	(13.4)	(0.02)
Including FAS 123R	717.1	(260.7)	593.6	0.76	36.4%
CCU Sale Chile Income Tax Settlement		(6.8)	(6.8)	(.009)
Ohio Income Tax Legislation Benefit		(7.2)	(7.2)	(.009)
Excluding One-Time Items	$717.1	($274.7)	$579.6	$0.74	38.3%

Percentage Change - 2006 vs. 2005
Including FAS 123R	6.6%		7.4%	7.9%	2.4%
Excluding One-Time Items	6.6%		8.7%	9.5%	1.6%

First Six Months
2006
Reported	$1,379.6	($535.4)	$1,137.0	$1.46	38.8%
Texas Income Tax Legislation Benefit		(7.8)	(7.8)	(.01)
Excluding One-Time Items	$1,379.6	($543.2)	$1,129.2	$1.45	39.4%
2005
As Reported	$1,380.3	($503.6)	$1,119.8	$1.43
FAS 123R Impact	(37.9)	12.1	(25.8)	(.033)
Including FAS 123R	1,342.4	(491.5)	1,094.0	1.39	36.6%
Gain on Sale of Spanish Theme Park	(15.4)	(3.5)	(18.9)	(.024)
CCU Sale Chile Income Tax Settlement		(6.8)	(6.8)	(.009)
Ohio Income Tax Legislation Benefit		(7.2)	(7.2)	(.009)
Excluding One-Time Items	$1,327.0	($509.0)	$1,061.1	$1.35	38.4%

Percentage Change - 2006 vs. 2005
Including FAS 123R	2.8%		3.9%	5.0%	2.2%
Excluding One-Time Items	4.0%		6.4%	7.4%	1.0%

Liquidity and Financial Condition

Cash at June 30, 2006 was $223 million, a decrease of $3 million from the December 31, 2005 balance. See the consolidated statement of cash flows for detailed information. The primary source of the company’s cash flow is cash generated by operations. Principal uses of cash are capital expenditures, share repurchase, dividends and business investments. Cash generated by the company’s business segments is projected to exceed funding requirements for each segment’s anticipated capital spending. The net issuance of debt provides an additional source of cash as necessary for share repurchase, dividends and business investments. The nature, extent and timing of debt financing vary depending on the company’s evaluation of existing market conditions and other factors.
The company generated operating cash flow before the change in working capital of $1.4 billion for the first six months of 2006, a decline of $139 million due primarily to the $214 million discretionary defined benefit pension contribution in January 2006 partially offset by increased earnings. The discretionary contribution was in addition to the company’s required pension funding for the year. Full year pension contributions for 2006 are projected to be $270 million. The company also reported a favorable change in working capital in the first half of 2006 versus 2005 primarily due to lower trade receivables and raw materials inventories partially offset by higher accrued incentive compensation.
There have been only normal and recurring changes in the company’s cash commitments since December 31, 2005.
Capital expenditures during the second quarter 2006 were $159 million, compared to $288 million for the second quarter 2005. Capital expenditures totaled $318 million and $565 million, respectively, for the first six months of 2006 and 2005. Full year 2006 capital expenditures are expected to approximate $850 million.
At its July 2006 meeting, the Board of Directors increased the company’s regular quarterly dividend 9.3%, to $.295 per share from $.27 per share on outstanding shares of the company’s common stock, payable September 11, 2006, to shareholders of record August 9, 2006. This increase reflects management’s confidence regarding the company’s long-term prospects.
The company’s debt balance decreased a net $136 million in the first half of 2006. The details of the changes in debt for the first half of 2006 and 2005 are outlined below.

Increases in Debt (in millions)
Description	Amount	Interest Rate (Fixed Unless Noted)
First Six Months of 2006
U.S. dollar debentures	$300.0	5.75%
Industrial revenue bonds	1.3	6.25%
Other, including issuance discounts and related amortization	5.6	Various
	$306.9

First Six Months of 2005
Commercial Paper	$3.7	2.32% Wtd. avg., floating
United Kingdom brewery capital lease	51.5	6.25%
Other, including issuance discounts and related amortization	0.8	Various
	$56.0

Reductions of Debt (in millions)
Description	Amount	Interest Rate (Fixed Unless Noted)
First Six Months of 2006
Commercial paper	$428.2	4.77% Wtd. avg., floating
U. S. Dollar Notes	1.3	5.35%
Chinese renminbi-denominated bank loans	7.3	5.4% Wtd. avg.
Other, net	5.7	Various
	$442.5

First Six Months of 2005
U.S. Dollar Notes	$0.7	5.35%
Chinese renminbi-denominated bank loans	54.5	5.41% Wtd. avg.
Other	4.1	Various
	$59.3

The company has $1.35 billion of debt available for issuance through existing SEC shelf registrations. The company’s commercial paper obligation of $674 million at June

30, 2006 is classified as long-term, since commercial paper is maintained on a long-term basis with on-going support provided by the company’s $2 billion revolving credit agreement. The interest rates for commercial paper were 5.36% at June 30, 2006 and 3.23% at June 30, 2005.

Other Matters

Grupo Modelo Joint Venture
In July, Grupo Modelo announced the creation of a joint venture with Constellation Brands for the importing and marketing of Modelo’s beer brands in the United States and Guam. The joint venture is expected to become operational on January 2, 2007, with the agreement running through December 31, 2016. The contract will renew in 10-year periods unless Modelo gives notice prior to the end of year seven of any term.

New Accounting Pronouncement
In July, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The Interpretation requires that realization of an uncertain income tax position must be “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, the Interpretation prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. The Interpretation also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits.
The Interpretation is effective in the first quarter 2007 for Anheuser-Busch and the company plans to adopt the Interpretation when required. The Interpretation is currently being evaluated by Anheuser-Busch for its full impact. At this time, the company believes it has properly and adequately provided for all income tax positions and therefore expects minimal impact from adopting the Interpretation.

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
The chief executive officer and chief financial officer evaluated the company’s disclosure controls and procedures as of the end of the quarter ended June 30, 2006 and have concluded that they are effective as of June 30, 2006 in providing reasonable assurance that such information is identified and communicated on a timely basis. Additionally, there were no changes in the company’s internal control over financial reporting during the quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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
Additionally, the Company has been served with similar complaints in putative class action lawsuits in Michigan, Ohio, West Virginia and Wisconsin. In these suits, which name a large number of other brewers and distillers, the parents of illegal underage drinkers are suing to recover the sums that their offspring purportedly spent illegally buying alcohol from persons or entities other than the defendants. The claims asserted against the Company vary depending on the suit, but include negligence, unjust enrichment, violation of the state’s Sales Practice Act or other statutory provisions, nuisance, fraudulent concealment and civil conspiracy. The suit filed in Michigan includes a claim under the Michigan Consumer Protection Act. Each suit seeks money damages, punitive damages and injunctive and equitable relief, including so-called disgorgement of profits allegedly attributable to illegal underage drinking. The Company removed the Ohio case to federal court in the Northern District of Ohio in June 2005, removed the West Virginia case to federal court in the Northern District of West Virginia in May 2005 and removed the Michigan case to federal court in the Eastern District of Michigan in July 2005. The Company filed motions to dismiss the Michigan, Ohio, and Wisconsin cases, and the Michigan federal court, the Ohio federal court and the Wisconsin state court dismissed the entire cases with prejudice. The plaintiffs in the Michigan and Ohio cases have appealed the dismissals to the federal court of appeals. The plaintiffs in the Wisconsin case have appealed the dismissal to the Wisconsin state court of appeals.  A motion to dismiss is pending in West Virginia. Similar actions were filed by the same law firm in New York and Florida, but the Company was not served in either case, and the Florida case has been voluntarily dismissed by the plaintiffs. The Company believes that it has strong legal and factual defenses to these class actions and intends to defend itself vigorously.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Following are the Company’s monthly common stock purchases during the second quarter 2006 (in millions, except per share). All shares are repurchased under Board of Directors authorization. The Board authorized the current program to repurchase 100 million shares in March 2003. There is no prescribed termination date for this program. The numbers of shares shown include shares delivered to the company to exercise stock options.
	Shares	Avg. Price
Repurchases Remaining Authorized Under Disclosed Programs at March 31, 2006	25.5
Share Repurchases
April	(2.7)	$42.78
May	(0.6)	$45.99
June	(1.7)	$45.39
Total	(5.0)
Repurchases Remaining Authorized Under Disclosed Programs at June 30, 2006	20.5

Item 6. Exhibits

Exhibit	Description
12	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANHEUSER-BUSCH COMPANIES, INC. (Registrant)

/s/ W. Randolph Baker
W. Randolph Baker Vice President and Chief Financial Officer (Chief Financial Officer) July 28, 2006

/s/ John F. Kelly
John F. Kelly Vice President and Controller (Chief Accounting Officer) July 28, 2006