Form 10-Q
period 2006-09-30
ANHEUSER-BUSCH COMPANIES, INC.
filed 2006-10-27
CIK 310569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 1-7823

ANHEUSER-BUSCH COMPANIES, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	43-1162835
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

$1 Par Value Common Stock - 768,819,921 shares as of September 30, 2006.

Anheuser-Busch Companies, Inc. and Subsidiaries
Consolidated Balance Sheet (Unaudited)

(in millions, except per share)	Sept. 30, 2006	Dec. 31, 2005

Assets
Current Assets:
Cash	$191.2	$225.8
Accounts receivable	903.4	681.4
Inventories	655.8	654.5
Other current assets	197.6	197.0
Total current assets	1,948.0	1,758.7
Investments in affiliated companies	3,525.7	3,448.2
Plant and equipment, net	8,836.0	9,041.6
Intangible assets, including goodwill of $1,061.5 and $1,034.5	1,349.2	1,232.6
Other assets	1,218.9	1,073.9
Total assets	$16,877.8	$16,555.0

Liabilities and Shareholders Equity
Current Liabilities:
Accounts payable	$1,314.9	$1,249.5
Accrued salaries, wages and benefits	313.8	250.9
Accrued taxes	263.2	156.7
Accrued interest	118.4	123.7
Other current liabilities	235.1	201.8
Total current liabilities	2,245.4	1,982.6
Postretirement benefits	441.1	444.3
Debt	7,392.5	7,972.1
Deferred income taxes	1,317.0	1,345.9
Other long-term liabilities	1,137.6	1,130.3
Shareholders Equity:
Common stock, $1.00 par, authorized 1.6 billion shares	1,473.0	1,468.6
Capital in excess of par value	2,870.3	2,685.9
Retained earnings	16,827.5	15,698.0
Treasury stock, at cost	(15,838.5)	(15,258.9)
Accumulated non-owner changes in equity	(988.1)	(913.8)
Total Shareholders Equity	4,344.2	3,679.8
Commitments and contingencies	-	-
Total Liabilities and Shareholders Equity	$16,877.8	$16,555.0

See the accompanying footnotes on pages 5 to 14.

Anheuser-Busch Companies, Inc. and Subsidiaries
Consolidated Statement of Income (Unaudited)

(in millions, except per share)	Third Quarter Ended Sept. 30		Nine Months Ended Sept. 30
	2006	2005	2006	2005
Gross sales	$4,876.5	$4,689.4	$14,026.8	$13,371.8
Excise taxes	(595.8)	(600.9)	(1,734.5)	(1,701.5)
Net sales	4,280.7	4,088.5	12,292.3	11,670.3
Cost of sales	(2,644.6)	(2,517.6)	(7,723.0)	(7,228.4)
Gross profit	1,636.1	1,570.9	4,569.3	4,441.9
Marketing, distribution and
administrative expenses	(738.2)	(723.6)	(2,068.2)	(2,055.1)
Litigation settlement	-	(105.0)	-	(105.0)
Operating income	897.9	742.3	2,501.1	2,281.8
Interest expense	(111.3)	(112.5)	(341.6)	(343.2)
Interest capitalized	4.4	4.1	13.4	14.8
Interest income	0.6	0.2	1.4	2.4
Other income/(expense), net	0.9	(9.8)	(2.2)	10.9
Income before income taxes	792.5	624.3	2,172.1	1,966.7
Provision for income taxes	(311.5)	(266.6)	(846.9)	(758.1)
Equity income, net of tax	156.5	147.1	449.3	390.2
Net income	$637.5	$504.8	$1,774.5	$1,598.8
Basic earnings per share	$.83	$.65	$2.30	$2.06
Diluted earnings per share	$.82	$.65	$2.28	$2.04

See the accompanying footnotes on pages 5 to 14.

Anheuser-Busch Companies, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)

(in millions)	Nine Months
	Ended Sept. 30
	2006	2005
Cash flow from operating activities:
Net income	$1,774.5	$1,598.8
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation and amortization	740.3	732.3
Decrease in deferred income taxes	(38.8)	(73.3)
Stock compensation expense	52.1	56.9
Undistributed earnings of affiliated companies	(202.2)	(180.2)
Gain on sale of business	-	(15.4)
Other, net	(131.2)	125.6
Operating cash flow before change in working capital	2,194.7	2,244.7
Decrease / (Increase) in working capital	30.8	(98.4)
Cash provided by operating activities	2,225.5	2,146.3

Cash flow from investing activities:
Capital expenditures	(486.5)	(823.1)
Acquisitions	(82.3)	-
Proceeds from sale of business	-	48.3
Cash used for investing activities	(568.8)	(774.8)

Cash flow from financing activities:
Increase in debt	317.3	-
Decrease in debt	(902.8)	(320.2)
Dividends paid to shareholders	(645.0)	(591.1)
Acquisition of treasury stock	(580.2)	(620.4)
Shares issued under stock plans	119.4	124.0
Cash used for financing activities	(1,691.3)	(1,407.7)
Net decrease in cash during the period	(34.6)	(36.2)
Cash, beginning of period	225.8	228.1
Cash, end of period	$191.2	$191.9

See the accompanying footnotes on pages 5 to 14.

Anheuser-Busch Companies, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

1.	Unaudited Financial Statements
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

2.	Business Segments Information
Comparative business segment information for the third quarter and nine months ended September 30 (in millions):

	Domestic	Int'l			Corporate
Third Quarter	Beer	Beer	Packaging	Entertainment	and Elims	Consolidated
2006
Gross Sales	$3,594.2	319.1	641.8	444.4	(123.0)	$4,876.5
Net Sales:
- Intersegment	$0.7	-	240.4	-	(241.1)	$0.0
- External	$3,054.9	262.0	401.4	444.4	118.0	$4,280.7
Income Before
Income Taxes	$789.7	27.3	39.0	157.3	(220.8)	$792.5
Equity Income	$1.4	155.1	-	-	-	$156.5
Net Income	$491.0	172.0	24.2	97.5	(147.2)	$637.5

2005
Gross Sales	$3,475.2	318.9	616.1	408.4	(129.2)	$4,689.4
Net Sales:
- Intersegment	$0.7	-	238.6	-	(239.3)	$0.0
- External	$2,940.2	252.3	377.5	408.4	110.1	$4,088.5
Income Before
Income Taxes	$738.8	22.3	40.3	143.5	(320.6)	$624.3
Equity Income	$0.0	147.1	-	-	-	$147.1
Net Income	$458.0	161.0	24.9	89.0	(228.1)	$504.8

	Domestic	Int'l			Corporate
Nine Months	Beer	Beer	Packaging	Entertainment	and Elims	Consolidated
2006
Gross Sales	$10,480.4	916.1	1,985.9	984.5	(340.1)	$14,026.8
Net Sales:
- Intersegment	$2.2	-	709.6	-	(711.8)	$0.0
- External	$8,913.2	746.6	1,276.3	984.5	371.7	$12,292.3
Income Before
Income Taxes	$2,366.6	75.4	122.9	248.2	(641.0)	$2,172.1
Equity Income	$3.1	446.2	-	-	-	$449.3
Net Income	$1,470.4	492.9	76.2	153.9	(418.9)	$1,774.5

2005
Gross Sales	$10,121.0	864.0	1,831.5	904.4	(349.1)	$13,371.8
Net Sales:
- Intersegment	$2.1	-	674.7	-	(676.8)	$0.0
- External	$8,587.3	694.1	1,156.8	904.4	327.7	$11,670.3
Income Before
Income Taxes	$2,293.4	70.1	120.4	215.1	(732.3)	$1,966.7
Equity Income	$0.0	390.2	-	-	-	$390.2
Net Income	$1,421.9	433.7	74.6	133.4	(464.8)	$1,598.8

3.	Stock Compensation
Under the terms of the company’s stock option plans, officers, certain other employees and non-employee directors may be granted options to purchase the company’s common stock. Effective in September 2006, the grant price for stock options is the closing market price per the New York Stock Exchange Composite Tape on the date the options are granted. Previously, stock options were granted with an exercise price equal to the average of the high and low market prices on the effective date of the grant. Options generally vest over three years and have a maximum term of 10 years. At September 30, 2006, existing stock plans authorized issuance of 116 million shares of common stock. The company issues new shares when options are exercised under employee stock compensation plans. Under the plan for the board of directors, shares are issued from treasury stock.

Following is a summary of stock option activity and related prices for the nine months of 2006 (options in millions). Options granted in 2006 had a grant date fair value of $9.39 each and were expensed when awarded.

	Options Outstanding	Wtd. Avg. Exercise Price	Options Exercisable	Wtd. Avg. Exercise Price
Balance, Dec. 31, 2005	96.5	$45.01	71.5	$44.06
Granted	0.1	$43.65
Exercised	(4.1)	$27.03
Cancelled	(0.7)	$48.67
Balance, September 30, 2006	91.8	$45.78	67.4	$45.10

The following table provides additional information regarding options outstanding and options that were exercisable as of September 30, 2006 (options and in-the-money value in millions).

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Wtd. Avg. Remaining Life	Wtd. Avg. Exercise Price	Pretax In-The- Money Value	Number	Wtd. Avg. Exercise Price	Pretax In-The- Money Value
$20-29	7.0	1.8 years	$27.31	$141.4	7.0	$27.31	$141.4
$30-39	7.4	3.0 years	$37.84	70.5	7.4	$37.84	70.5
$40-49	49.4	5.9 years	$46.48	99.4	38.2	$47.26	57.7
$50-53	28.0	7.4 years	$51.29	--	14.8	$51.59	--
$20-53	91.8	5.8 years	$45.78	$311.3	67.4	$45.10	$269.6

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

The Black-Scholes pricing model was used to determine the fair value of stock options granted in 2003. The assumptions used in developing the fair value of stock options granted for the years 2005, 2004 and 2003 follow. For illustrative purposes, the expected life, risk-free rate, and fair value per option shown are weighted averages.

	2005	2004	2003
Expected life of option	5.5 yrs.	5.5 yrs.	7.0 yrs.
Risk-free interest rate	4.4%	3.7%	4.0%
Expected volatility of Anheuser-Busch stock	21%	22%	22%
Expected dividend yield on Anheuser-Busch stock	2.5%	1.8%	1.7%

The following illustrates the impact of stock option activity on earnings and cash flows for the third quarter and nine months of 2006 compared to 2005 (in millions, except per share). Unrecognized pretax stock compensation cost as of September 30, 2006 was $75 million, which is expected to be recognized over a weighted average life of approximately 1.5 years.

	Third Quarter		Nine Months
	2006	2005	2006	2005
Pretax stock compensation expense	$17.1	$19.0	$52.1	$56.9
After-tax stock compensation expense	$11.9	$13.4	$36.4	$39.2
Diluted earnings per share impact	$.015	$.017	$.047	$.050
Cash proceeds from stock option exercises	$62.0	$13.2	$97.3	$100.7
In-the-money value of stock options exercised	$57.5	$12.1	$91.2	$99.5
Income tax benefit of stock options exercised (reduction of current taxes payable)	$21.5	$3.3	$29.7	$31.5

Following are figures pertinent to operations for the third quarter and nine months of 2005, and the balance sheet as of December 31, 2005 as they were previously reported and for the retrospective adoption of FAS 123R.

Operating Results for Third Quarter 2005	Including FAS 123R	As Previously Reported

Cost of sales	$2,517.6	$2,513.8
Gross profit	$1,570.9	$1,574.7
Marketing, distribution and administrative expenses	$723.6	$708.4
Operating income	$742.3	$761.3
Income before income taxes	$624.3	$643.3
Provision for income taxes	$266.6	$272.2
Net income	$504.8	$518.2
Basic earnings per share	$.65	$.67
Diluted earnings per share	$.65	$.66

Operating Results and Cash Flows for the Nine Months of 2005
Cost of sales	$7,228.4	$7,217.0
Gross profit	$4,441.9	$4,453.3
Marketing, distribution and administrative expenses	$2,055.1	$2,009.6
Operating income	$2,281.8	$2,338.7
Income before income taxes	$1,966.7	$2,023.6
Provision for income taxes	$758.1	$775.8
Net income	$1,598.8	$1,638.0
Basic earnings per share	$2.06	$2.11
Diluted earnings per share	$2.04	$2.09

Operating cash flow before change in working capital	$2,244.7	$2,266.6
Cash provided by operating activities	$2,146.3	$2,168.2
Shares issued under stock plans	$124.0	$102.1
Cash used for financing activities	$1,407.7	$1,429.6

Balance Sheet as of December 31, 2005
Deferred income taxes	$1,345.9	$1,682.4
Capital in excess of par value	$2,685.9	$1,601.8
Retained earnings	$15,698.0	$16,445.6
Shareholders equity	$3,679.8	$3,343.3

4.	Derivatives
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
Following are pretax gains and losses from derivatives which were recognized in earnings during the third quarter and nine months (in millions). These gains and losses effectively offset changes in the cost or value of the company’s hedged exposures.

Third Quarter				Nine Months
2006		2005		2006		2005
Gains	Losses	Gains	Losses	Gains	Losses	Gains	Losses
$5.4	$8.5	$6.6	$1.1	$5.9	$49.4	$9.0	$6.4

The company immediately recognizes in earnings any portion of derivative gains or losses that are not 100% effective at offsetting price changes in the underlying transactions. Anheuser-Busch recognized net pretax gains due to this hedge ineffectiveness of $0.5 million and $0.1 million, respectively, for the third quarters of 2006 and 2005. For the nine months, the company recognized net ineffective losses of $0.9 million and $0.3 million, respectively, in 2006 and 2005.

5.	Earnings Per Share
Earnings per share are calculated by dividing net income by weighted-average common shares outstanding for the period. The difference between basic and diluted weighted-average common shares is the dilutive impact of unexercised in-the-money stock options. There were no adjustments to net income for any period shown for purposes of calculating earnings per share.
Weighted-average common shares outstanding for the third quarter and nine months ended September 30 are shown below (millions of shares):

	Third Quarter		Nine Months
	2006	2005	2006	2005
Basic weighted average shares outstanding	769.0	776.5	771.6	777.6

Diluted weighted average shares outstanding	775.9	780.8	778.0	783.2

6.	Non-Owner Changes in Shareholders Equity
The components of accumulated non-owner changes in shareholders equity, net of deferred taxes, as of September 30, 2006 and December 31, 2005 follow (in millions):

	Sept. 30, 2006	Dec. 31, 2005
Foreign currency translation loss	$(453.2)	$(382.0)
Deferred hedging losses	(5.8)	(2.4)
Deferred securities valuation gains	0.6	0.3
Minimum pension liability	(529.7)	(529.7)
Accumulated non-owner changes in shareholders equity	$(988.1)	$(913.8)

Net income plus non-owner changes in shareholders equity, net of deferred taxes, for the third quarter and nine months ended September 30 follows (in millions):

	Third Quarter		Nine Months
	2006	2005	2006	2005
Net income	$637.5	$504.8	$1,774.5	$1,598.8
Foreign currency translation gains / (losses)	130.9	55.6	(71.2)	129.0
Net change in deferred hedging gains / (losses)	--	8.2	(3.4)	11.4
Deferred securities valuation gains / (losses)	(0.7)	0.4	0.3	(95.9)
Net income plus non-owner changes in shareholders equity	$767.7	$569.0	$1,700.2	$1,643.3

7.	Goodwill
Following is goodwill by business segment, as of September 30, 2006 and December 31, 2005 (in millions). Goodwill is included in either other assets or investment in affiliated companies, as appropriate, in the consolidated balance sheet. The change in goodwill during the nine months of 2006 is due to fluctuations in foreign currency exchange rates.

	Sept. 30, 2006	Dec. 31, 2005
Domestic Beer	$21.2	$21.2
International Beer	1,270.2	1,261.1
Packaging	21.9	21.9
Entertainment	288.3	288.3
Total goodwill	$1,601.6	$1,592.5

8.	Pension and Postretirement Health Care Expense
The components of quarterly expense for pensions and postretirement health care benefits are shown below for the third quarter and nine months of 2006 and 2005 (in millions). In order to enhance the funded status of its defined benefit pension plans, the company made a discretionary pension contribution of $214 million in January 2006. This contribution is in addition to the company’s required pension funding for 2006.

	Pensions
	Third Quarter		Nine Months
	2006	2005	2006	2005
Service cost (benefits earned during the period)	$26.6	$22.4	$79.7	$70.9
Interest cost on benefit obligation	42.6	42.0	127.6	126.4
Assumed return on plan assets	(49.6)	(48.3)	(148.8)	(146.3)
Amortization of prior service cost and net actuarial losses	28.4	22.3	85.4	66.3
Expense for defined benefit plans	48.0	38.4	143.9	117.3
Cash contributed to multi-employer plans	4.3	4.1	12.2	12.2
Cash contributed to defined contribution plans	4.9	5.7	14.6	14.4
Total expense	$57.2	$48.2	$170.7	$143.9

	Postretirement Health Care
	Third Quarter		Nine Months
	2006	2005	2006	2005
Service cost (benefits earned during the period)	$6.2	$6.4	$18.5	$19.2
Interest cost on benefit obligation	8.6	9.9	26.0	29.6
Amortization of prior service cost and net actuarial losses	1.3	0.6	4.0	1.9
Total expense	$16.1	$16.9	$48.5	$50.7

9.	Equity Investment in Grupo Modelo
Summary financial information for Anheuser-Busch’s equity investee Grupo Modelo for the third quarter and nine months of 2006 and 2005 is presented below (in millions). The amounts shown represent 100% of Modelo’s consolidated operating results and financial position based on U.S. generally accepted accounting principles on a one-month lag basis, and include the impact of the company’s purchase accounting adjustments.

	Results of Operations
	Third Quarter		Nine Months
	2006	2005	2006	2005
Gross sales	$1,391.2	$1,297.9	$4,097.7	$3,565.3
Net sales	$1,299.1	$1,209.6	$3,815.8	$3,311.6
Gross profit	$677.2	$632.1	$2,016.1	$1,766.5
Minority interest expense	$0.5	$0.4	$1.3	$1.2
Net income	$296.1	$283.0	$869.8	$757.4

	As of Sept. 30
	2006	2005
Cash / marketable securities	$1,880.5	$1,557.4
Other current assets	$1,005.8	$884.8
Non-current assets	$4,524.5	$4,452.8
Current liabilities	$484.8	$451.5
Non-current liabilities	$366.2	$414.7

Management’s Discussion and Analysis of Operations and Financial Condition
This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Anheuser-Busch Companies, Inc. for the third quarter and nine months ended September 30, 2006, compared to the third quarter and nine months ended September 30, 2005, and the year ended December 31, 2005. This discussion should be read in conjunction with the consolidated financial statements and notes included in the company's annual report to shareholders for the year ended December 31, 2005.
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

Results of Operations
Effective in the first quarter 2006, Anheuser-Busch adopted FAS 123R, “Share-Based Payment.” FAS 123R requires the recognition of stock compensation expense for stock options and other forms of equity compensation, based on the fair value of the instruments on the date of grant. In order to enhance the comparability of all periods presented and provide the fullest understanding of the impact that expensing stock compensation has on the company’s financial results, Anheuser-Busch elected to apply the modified retrospective method of adopting FAS 123R. The company has therefore recast comparative 2005 results to incorporate the impact of previously disclosed pro forma stock compensation expense. The impact of adopting FAS 123R is not material to the results of operations for any period presented. See Note 3 for additional information.

Led by strong domestic beer revenues and earnings, consolidated net sales for the third quarter and nine months increased 4.7% and 5.3%, respectively, versus prior year, while diluted earnings per share increased 26.2% and 11.8%. Earnings growth for the domestic beer business accelerated in the third quarter, with segment pretax income up 7%. Beer shipments to wholesalers increased 1.1% in the third quarter while revenue per barrel was up 2.8% versus last year. Productivity improvement initiatives, along with somewhat lesser energy cost increases, have helped mitigate continuing cost pressures. In addition, the company’s international beer segment, led by Grupo Modelo, and its entertainment segment are having outstanding years. Anheuser-Busch expects its positive performance to continue through the end of the year and expects earnings to continue to improve in 2007.
Reported earnings per share for the third quarter of 2005 and nine months of both 2006 and 2005 include one-time items that impact the comparability of operating results between periods. In the third quarter of 2005, the company settled litigation involving a domestic beer wholesaler and incurred a one-time pretax charge of $105 million, which is reported as a separate line item in the income statement. In the second quarter of both 2006 and 2005, Anheuser-Busch experienced favorable income tax events --- in 2006, a $7.8 million benefit from the reduction of deferred income taxes resulting from state tax legislation enacted in Texas; and in 2005, a similar $7.2 million favorable reduction of deferred income taxes due to tax legislation in Ohio plus a $6.8 million favorable settlement of certain Chilean taxes associated with the December 2004 sale of the company’s equity stake in Compañía Cervecerías Unidas S.A. (CCU). In the first quarter of 2005, the company also reported a $15.4 million pretax gain on the sale of a theme park interest in Spain. Excluding the impact of these one-time items from both years, which the company believes allows a better comparison of underlying operating results, diluted earnings per share increased 7.9% for the third quarter and 7.1% for the nine months (see additional discussion on pages 20 through 23).

Beer Sales Results
Following is a summary and discussion of the company’s beer volume and sales results for the third quarter and nine months of 2006 versus comparable 2005 periods.

Reported Beer Volume (millions of barrels) for Periods Ended September 30
	Third Quarter			Nine Months
		Versus 2005			Versus 2005
	2006	Barrels	%	2006	Barrels	%
Domestic	27.5	Up 0.3	Up 1.1%	80.0	Up 2.0	Up 2.6%
International	6.5	Up 0.4	Up 5.9%	17.1	Up 1.7	Up 10.9%
Worldwide A-B Brands	34.0	Up 0.7	Up 2.0%	97.1	Up 3.7	Up 4.0%
Int’l Equity Partner Brands	9.2	Up 0.5	Up 6.6%	24.1	Up 4.3	Up 22.0%
Total Brands	43.2	Up 1.2	Up 2.9%	121.2	Up 8.0	Up 7.1%

Domestic beer shipments-to-wholesalers increased 1.1% for the third quarter while sales-to-retailers decreased 0.4% (on a selling day adjusted basis), with Rolling Rock, Grolsch and Tiger contributing 0.8 points of growth to both shipments and sales-to-retailers.
Year-to-date, shipments-to-wholesalers increased 2.6% and sales-to-retailers increased 0.9%, with Rolling Rock, Grolsch and Tiger contributing 0.4 points of growth to shipments and sales-to-retailers. The increase in year-to-date sales-to-retailers was led by Bud Light, which grew over 4%. Wholesaler inventories at the end of the third quarter were just under two days higher than at the end of the third quarter 2005.
The company’s estimated domestic market share (excluding exports) for the nine months of 2006 was 49.0%, compared to prior year market share of 48.9%. Domestic market share is based on estimated U.S. beer industry shipment volume using information provided by the Beer Institute and the U.S. Department of Commerce.
International volume, consisting of Anheuser-Busch brands produced overseas by company-owned breweries and under license and contract brewing agreements, plus exports from the company’s U.S. breweries to markets around the world, increased 6% for the third quarter and 11% for the nine months of 2006. These increases are primarily due to increased volume in China and Canada in both periods plus an increase in Mexico year-to-date. United Kingdom beer volume declined in the third quarter and year-to-date.

Worldwide Anheuser-Busch brands volume, comprised of domestic volume and international volume, increased 2% and 4%, respectively, for the third quarter and nine months of 2006 versus 2005, to 34 million and 97 million barrels, respectively.
Total brands volume, which combines worldwide Anheuser-Busch brand volume with equity partner volume (representing the company’s share of its equity partners’ volume on a one-month lag basis) was 43 million barrels in the third quarter 2006, up 1 million barrels, or 3%. Total brands volume was up 7%, to 121 million barrels for the nine months of 2006.
Equity partner brands volume grew 7% and 22%, respectively, for the third quarter and nine months of 2006 due to Modelo and Tsingtao volume growth. The company began equity accounting for Tsingtao in May 2005.

2006 Financial Results
Following is a summary and discussion of key operating results for the third quarter and nine months of 2006 versus comparable 2005 periods.

$ in millions, except per share	Third Quarter		2006 vs. 2005
	2006	2005	$	%
Gross Sales	$4,877	$4,689	Up $188	Up 4.0%
Net Sales	$4,281	$4,089	Up $192	Up 4.7%
Income Before Income Taxes	$793	$624	Up $169	Up 26.9%
Equity Income	$157	$147	Up $10	Up 6.4%
Net Income	$638	$505	Up $133	Up 26.3%
Diluted Earnings per Share	$.82	$.65	Up $.17	Up 26.2%

$ in millions, except per share	Nine Months		2006 vs. 2005
	2006	2005	$	%
Gross Sales	$14,027	$13,372	Up $655	Up 4.9%
Net Sales	$12,292	$11,670	Up $622	Up 5.3%
Income Before Income Taxes	$2,172	$1,967	Up $205	Up 10.4%
Equity Income	$449	$390	Up $59	Up 15.1%
Net Income	$1,775	$1,599	Up $176	Up 11.0%
Diluted Earnings per Share	$2.28	$2.04	Up $.24	Up 11.8%

Anheuser-Busch reported gross sales of $4.9 billion during the third quarter 2006, an increase of $188 million, or 4%. Gross sales increased 4.9%, or $655 million, to $14 billion for the nine months. Net sales were $4.3 billion and $12.3 billion, increases of $192 million and $622 million, respectively, or 4.7% and 5.3% for the two periods. The differences between gross and net sales in 2006 are due to beer excise taxes of $596 million and $1.7 billion, respectively.
The increases in both gross and net sales were driven by sales increases for all operating segments. For the third quarter and nine months, respectively, domestic beer segment net sales increased 3.9% and 3.8% on higher volume and increased revenue per barrel; international beer net sales increased 3.8% and 7.6% primarily due to volume gains in China and Canada in both periods and in Mexico year-to-date; packaging operations net sales increased 6.3% and 10.3% due to higher recycling revenues; and entertainment segment sales increased 8.8% and 8.9%, respectively, on higher attendance and increased in-park spending.
 Domestic beer revenue per barrel was up 2.8% in the third quarter 2006 and grew 1.2% compared to the nine months of 2005, due to the successful implementation of price increases and discount reductions on over half the company’s domestic volume. Revenue per barrel growth includes the impact of acquired and import brands Rolling Rock, Grolsch and Tiger. Revenue per barrel increases accounted for $95 million and $134 million, respectively, of the increases in domestic beer net sales in the third quarter and nine months, with higher beer volume contributing $20 million and $192 million, respectively. Revenue per barrel is calculated as net sales generated by the company’s domestic beer operations on barrels of beer sold, determined on a U.S. GAAP basis, divided by the total volume of beer shipped to U.S. wholesalers. Consistent with the pattern for 2006 pricing actions, the company plans to implement increases on the majority of its beer volume in early 2007, with a few selective increases in the fourth quarter 2006. As in the past, pricing initiatives will be tailored to selected markets, brands and packages.

The cost of sales for the third quarter 2006 was $2.6 billion, an increase of $127 million, or 5%, and was up $495 million, or 6.8%, to $7.7 billion for the nine months. The increases in cost of sales are primarily attributable to production costs associated with higher beer volume worldwide, increased costs for domestic beer packaging materials, higher energy costs and increased costs for recycling and entertainment operations. Gross profit as a percentage of net sales was 38.2% for the third quarter and 37.2% year-to-date, down 20 basis points and 90 basis points, respectively, due primarily to lower margins for the commodity-based packaging segment.
Marketing, distribution and administrative expenses were $738 million for the third quarter and $2.1 billion year-to-date, representing increases of $15 million for the quarter and $13 million year-to-date. These increases are due to higher general and administrative costs partially offset by lower marketing expenses and favorable distribution costs for company-owned beer wholesale operations due to having one less location.
Operating income was $898 million, an increase of $156 million, or 21% for the third quarter 2006. Operating margin for the quarter increased 280 basis points, to 21.0% due primarily to increased sales and the adverse impact of the litigation settlement on 2005 results. For the nine months of 2006, operating income was $2.5 billion, an increase of $219 million, or 9.6%, while operating margin was 20.3%, 70 basis points higher than 2005. Excluding the litigation settlement from 2005, operating margins increased 30 basis points and declined 20 basis points, respectively, for the third quarter and nine months of 2006 as shown below.

	Third Quarter			Nine Months
	2006	2005	Change	2006	2005	Change
Reported Operating Margin	21.0%	18.2%	280 bps	20.3%	19.6%	70 bps
Impact of Litigation Settlement	---	2.5	(250) bps	---	0.9	(90) bps
Excluding Litigation Settlement	21.0%	20.7%	30 bps	20.3%	20.5%	(20) bps

Interest expense less interest income was $111 million for the third quarter and $340 million for the nine months of 2006, both amounts essentially level with comparable 2005 periods, due to lower average outstanding debt balances mostly offset by higher interest rates and lower interest income year-to-date. Interest capitalized of $4.4 million in the third quarter 2006 was up slightly, and was down $1.4 million year-to-date, due to a mix of lower qualifying capital spending and higher interest rates.
Other income/expense, net reflects the impact of numerous items not directly related to the company’s operations. For the third quarter of 2006, the company had other income of $1 million versus other expense of $10 million in 2005. Year-to-date the company recognized expense of $2 million in 2006 compared to income of $11 million in 2005. Other income for the nine months of 2005 includes the $15.4 million gain from the sale of the company’s equity interest in the Spanish theme park. For business segment reporting purposes, the gain is reported as a corporate item.
Income before income taxes for the third quarter 2006 was $793 million, an increase of $169 million, or 26.9%. Year-to-date, pretax income increased $205 million, or 10.4%, to $2.2 billion. These increases are primarily due to higher profits in domestic beer, international beer and entertainment operations and the impact on 2005 results of the litigation settlement. For the third quarter and nine months, domestic beer pretax profits improved $51 million and $73 million, due to higher sales volume, increased pricing and lower marketing, partially offset by higher packaging materials, energy and plant operating costs. International beer pretax income was up $5 million for both periods due to profit growth attributable to volume increases in China and Canada in both periods and in Mexico year-to-date, mostly offset by lower earnings in the United Kingdom. Profits in the United Kingdom were down primarily due to lower pricing, lower volume and unfavorable revenue mix. Packaging segment pretax profits were down $1 million in the quarter and up $3 million for the nine months. Lower profits from can manufacturing offset increased bottle manufacturing profits during the third quarter, while increased bottle and can profits year-to-date were partially offset by higher label manufacturing costs. Entertainment segment pretax income grew $14 million and $33 million, respectively, due to higher attendance and higher in-park spending, partially offset by higher park operating costs in both periods.

Equity income increased $10 million in the third quarter 2006 and $59 million year-to-date, reflecting the benefit of Grupo Modelo volume growth, price increases taken in Mexico at the beginning of the year and a lower Mexican income tax rate, plus Tsingtao equity income growth in both periods. The company began applying equity accounting for Tsingtao in May 2005.
Anheuser-Busch’s effective income tax rates of 39.3% in the third quarter and 39.0% for the nine months of 2006 represent a decrease of 340 basis points and an increase of 50 basis points, respectively, versus 2005. The third quarter decrease is due to the high effective tax rate in 2005 that resulted from limited tax deductibility available for the litigation settlement, partially offset by higher taxes on foreign earnings in 2006. The year-to-date increase is primarily due to higher taxes on foreign earnings in 2006 and the mix of one-time favorable deferred tax items in both years, including a favorable tax impact from the 2005 Spanish theme park sale. Both the quarterly and year-to-date effective tax rates for 2006 include a benefit from partial capital loss utilization.
Net income of $638 million in the third quarter of 2006 represented an increase of $133 million, or 26.3%. Net income grew 11%, to $1.8 billion for the nine months of 2006. Diluted earnings per share were $.82 and $2.28, respectively, for the third quarter and nine months of 2006, representing increases of 26.2% and 11.8%, respectively. Diluted earnings per share benefited from the company’s repurchase of 13.2 million shares in the nine months under the company’s on-going share repurchase program.
As shown in the following table, excluding the favorable income tax events in 2006 and 2005 and the litigation settlement and one-time gain from the sale of the Spanish theme park in 2005, which the company believes provides more meaningful comparisons between periods, income before income taxes, net income and diluted earnings per share increased 8.7%, 6.7% and 7.9%, respectively for the third quarter, while the effective income tax rate increased 100 basis points. For the nine months, income before income taxes, net income, diluted earnings per share and the effective income tax rate increased 5.6%, 6.5%, 7.1% and 100 basis points, respectively.

Reconciliation of Comparative Operating Results

	Income
	Before	Provision		Diluted
	Income	for Income	Net	Earnings	Effective
Third Quarter	Taxes	Taxes	Income	Per Share	Tax Rate
2006
Reported	$792.5	($311.5)	$637.5	$.82	39.3%
2005
As Reported	$643.3	($272.2)	$518.2	$0.66
FAS 123R Impact	(19.0)	5.6	(13.4)	(0.017)
Including FAS 123R	624.3	(266.6)	504.8	0.65	42.7%
Litigation Settlement	105.0	(12.6)	92.4	0.118
Excluding One-Time Items	$729.3	($279.2)	$597.2	$0.76	38.3%

Percentage Change - 2006 vs. 2005
Including FAS 123R	26.9%		26.3%	26.2%	-3.4%
Excluding One-Time Items	8.7%		6.7%	7.9%	1.0%

Nine Months
2006
Reported	$2,172.1	($846.9)	$1,774.5	$2.28	39.0%
Texas Income Tax Legislation Benefit		(7.8)	(7.8)	(0.010)
Excluding One-Time Items	$2,172.1	($854.7)	$1,766.7	$2.27	39.3%
2005
As Reported	$2,023.6	($775.8)	$1,638.0	$2.09
FAS 123R Impact	(56.9)	17.7	(39.2)	(.050)
Including FAS 123R	1,966.7	(758.1)	1,598.8	2.04	38.5%
Gain on Sale of Spanish Theme Park	(15.4)	(3.5)	(18.9)	(.024)
CCU Sale Chile Income Tax Settlement		(6.8)	(6.8)	(.009)
Ohio Income Tax Legislation Benefit		(7.2)	(7.2)	(.009)
Litigation Settlement	105.0	(12.6)	92.4	.118
Excluding One-Time Items	$2,056.3	($788.2)	$1,658.3	$2.12	38.3%

Percentage Change - 2006 vs. 2005
Including FAS 123R	10.4%		11.0%	11.8%	0.5%
Excluding One-Time Items	5.6%		6.5%	7.1%	1.0%

Liquidity and Financial Condition

Cash at September 30, 2006 was $191 million, a decrease of $35 million from the December 31, 2005 balance. See the consolidated statement of cash flows for detailed information. The primary source of the company’s cash flow is cash generated by operations. Principal uses of cash are capital expenditures, share repurchase, dividends and business investments. Cash generated by the company’s business segments is projected to exceed funding requirements for each segment’s anticipated capital spending. The net issuance of debt provides an additional source of cash as necessary for share repurchase, dividends and business investments. The nature, extent and timing of debt financing vary depending on the company’s evaluation of existing market conditions and other factors.
The company generated operating cash flow before the change in working capital of $2.2 billion for the nine months of 2006, a decline of $50 million due primarily to the $214 million discretionary defined benefit pension contribution in January 2006, partially offset by increased earnings. The discretionary contribution is in addition to the company’s required pension funding for the year. Full year pension contributions for 2006 are projected to be $270 million. The company also reported a favorable change in working capital for the first nine months of 2006 primarily due to higher accrued incentive compensation.
There have been only normal and recurring changes in the company’s cash commitments since December 31, 2005.
Capital expenditures during the third quarter 2006 were $168 million, compared to $258 million for the third quarter 2005. Year-to-date capital expenditures totaled $487 million and $823 million, respectively for 2006 and 2005. Full year 2006 capital expenditures are expected to approximate $825 million.
At its October 2006 meeting, the Board of Directors declared a regular quarterly dividend of $.295 per share on outstanding shares of the company’s common stock, payable December 11, 2006, to shareholders of record November 9, 2006.

The company’s debt balance decreased a net $580 million during the nine months of 2006. The details of the changes in debt for 2006 and 2005 are outlined below.

Increases in Debt (in millions)
Description	Amount	Interest Rate (Fixed Unless Noted)
Nine Months of 2006
U.S. Dollar Debentures	$300.0	5.75%
Industrial Revenue Bonds	17.7	4.98% Wtd. avg.
Other, including issuance discounts and
related amortization	7.3	Various
	$325.0
Nine Months of 2005
United Kingdom Brewery Capital Lease	$51.5	6.25%
Other, including issuance discounts and
related amortization	1.3	Various
	$52.8

Reductions of Debt (in millions)
Description	Amount	Interest Rate (Fixed Unless Noted)
Nine Months of 2006
Commercial Paper	$698.7	4.88% Wtd. avg., floating
U. S. Dollar EuroNotes	100.0	4.51%
U. S. Dollar Notes	52.0	$50.0 at 5.6%; $2.0 at 5.35%
Net Change in Chinese Renminbi-Denominated debt	31.0	5.4% Wtd. avg.
Industrial Revenue Bonds	20.0	6.63% Wtd. avg.
Other, net	2.8	Various
	$904.5
Nine Months of 2005
U.S. Dollar Debentures	$150.0	7.25%
Commercial Paper	127.0	2.68% Wtd. avg., floating
Net Change in Chinese Renminbi-Denominated Debt	39.0	5.41% Wtd. avg.
U.S. Dollar Notes	1.3	5.35%
Other, net	6.2	Various
	$323.5

The company has $1.4 billion of debt available for issuance through existing SEC shelf registrations. The company’s commercial paper obligation of $404 million at September 30, 2006 is classified as long-term, since commercial paper is maintained on a long-term basis with on-going support provided by the company's $2 billion revolving credit agreement. The interest rates for commercial paper were 5.45% at September 30, 2006 and 3.75% at September 30, 2005.

Other Matters
Grupo Modelo Joint Venture
In July, Grupo Modelo announced the creation of a joint venture with Constellation Brands for the importing and marketing of Modelo's beer brands in the United States and Guam. The joint venture is expected to become operational on January 2, 2007, with the agreement running through December 31, 2016. The contract will renew in 10-year periods unless Modelo gives notice of cancellation prior to the end of year seven of any term.

New Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The Interpretation requires that realization of an uncertain income tax position must be “more likely than not” (i.e., greater than 50% likelihood of receiving a benefit) before it can be recognized in the financial statements. Further, the Interpretation prescribes the benefit to be recorded in the financial statements as the amount most likely to be realized assuming a review by tax authorities having all relevant information and applying current conventions. The Interpretation also clarifies the financial statement classification of tax-related penalties and interest and sets forth new disclosures regarding unrecognized tax benefits. The Interpretation is effective in the first quarter 2007 for Anheuser-Busch and the company plans to adopt the Interpretation when required. The Interpretation is currently being evaluated by Anheuser-Busch for its full impact. At this time, the company believes it has properly and adequately provided for all income tax positions and therefore expects minimal impact from adopting the Interpretation.

In September 2006, the Financial Accounting Standards Board issued FASB No. 157, “Fair Value Measurements.” FAS 157 is definitional and disclosure oriented and addresses how companies should approach measuring fair value when required by GAAP; it does not create or modify any current GAAP requirements to apply fair value accounting. The Standard provides a single definition for fair value that is to be applied consistently for all accounting applications, and also generally describes and prioritizes according to reliability the methods and inputs used in valuations. FAS 157 prescribes various disclosures about financial statement categories and amounts which are measured at fair value, if such disclosures are not already specified elsewhere in GAAP. The new measurement and disclosure requirements of FAS 157 are effective for Anheuser-Busch in the first quarter 2008. The company expects no significant impact from adopting the Standard.
In September 2006, the Financial Accounting Standards Board issued FASB No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” FAS 158 focuses primarily on balance sheet reporting for the funded status of benefit plans and requires recognition of benefit liabilities for under-funded plans and benefit assets for over-funded plans, with offsetting impacts to shareholders equity. These changes are required to be adopted prospectively, effective with the company’s December 31, 2006 financial statements. Anheuser-Busch is in a net under-funded position for its pension and retiree health care plans and will therefore recognize incremental retirement benefit liabilities on adoption. The company has not yet quantified these amounts. The new rules will also require companies to measure benefit plan assets and liabilities and determine the discount rate for subsequent year expense recognition as of the balance sheet date for financial reporting purposes, thus eliminating the opportunity to use a measurement date up to 90 days prior to the balance sheet date. The effective date for this change is delayed until year-end 2008. The company currently uses an October 1 measurement date and will adopt a December 31 measurement date in 2008 as required. Switching to the new measurement date will require a one-time adjustment to retained earnings per the transition guidance in FAS 158. None of the changes prescribed by FAS 158 will impact the company’s results of operations or cash flows.

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
The chief executive officer and chief financial officer evaluated the company’s disclosure controls and procedures as of the end of the quarter ended September 30, 2006 and have concluded that they are effective as of September 30, 2006 in providing reasonable assurance that such information is identified and communicated on a timely basis. Additionally, there were no changes in the company’s internal control over financial reporting during the quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
In 2004, the Company was served with a complaint brought by two individuals seeking to bring a class action on behalf of all California residents who, while they were under 21 years of age, purchased alcohol beverages manufactured by the Company and another defendant during the last four years. The suit sought disgorgement of unspecified profits earned by the Company in the past and other unspecified damages and equitable relief. By order dated January 28, 2005, the California state court granted the defendants judgment on the pleadings and dismissed the case in its entirety. The plaintiffs in that action appealed, their appeal was dismissed and the action is now definitively resolved in favor of the Company.
Additionally, the Company has been served with similar complaints in putative class action lawsuits in Michigan, Ohio, West Virginia and Wisconsin. In these suits, which name a large number of other brewers and distillers, the parents of illegal underage drinkers are suing to recover the sums that their offspring purportedly spent illegally buying alcohol from persons or entities other than the defendants. The claims asserted against the Company vary depending on the suit, but include negligence, unjust enrichment, violation of the state’s Sales Practice Act or other statutory provisions, nuisance, fraudulent concealment and civil conspiracy. The suit filed in Michigan includes a claim under the Michigan Consumer Protection Act. Each suit seeks money damages, punitive damages and injunctive and equitable relief, including so-called disgorgement of profits allegedly attributable to illegal underage drinking. The Company removed the Ohio case to federal court in the Northern District of Ohio in June 2005, removed the West Virginia case to federal court in the Northern District of West Virginia in May 2005 and removed the Michigan case to federal court in the Eastern District of Michigan in July 2005. The Company filed motions to dismiss the Michigan, Ohio, West Virginia and Wisconsin cases, and the Michigan federal court, the Ohio federal court, the West Virginia federal court and the Wisconsin state court dismissed the entire cases with prejudice. The plaintiffs in the Michigan and Ohio cases have appealed the dismissals to the federal court of appeals, and the federal court of appeals is hearing the appeals on a consolidated basis. The plaintiffs in the West Virginia case have appealed the dismissal to the federal court of appeals. The plaintiffs in the Wisconsin case have appealed the dismissal to the Wisconsin state court of appeals. Similar actions were filed by the same law firm in New York and Florida, but the Company was not served in either case, and the Florida case has been voluntarily dismissed by the plaintiffs. The Company believes that it has strong legal and factual defenses to these class actions and intends to defend itself vigorously.
On September 19, 2006, one of the company's cansheet suppliers, Novelis Corporation ("Novelis"), instituted a lawsuit in federal court in the Northern District of Ohio, seeking relief from continued performance of its obligations under its cansheet supply agreement with the company. On that same day, the company instituted a declaratory judgment action in federal court in the Eastern District of Missouri, requesting a finding that Novelis is required to continue to comply with its obligations under the agreement. The company believes that the assertions of Novelis are without merit, intends to vigorously defend its rights under the cansheet supply agreement and expects to prevail in the litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Following are the company’s monthly common stock purchases during the third quarter 2006 (in millions, except per share). All shares are repurchased under Board of Directors authorization. The Board authorized the current program to repurchase 100 million shares in March 2003. There is no prescribed termination date for this program. The numbers of shares shown include shares delivered to the company to exercise stock options.
	Shares	Avg. Price
Repurchases Remaining Authorized Under Disclosed Programs at June 30, 2006	20.5
Share Repurchases
July	0.1	$45.97
August	0.5	$47.87
September	1.7	$47.36
Total	2.3
Repurchases Remaining Authorized Under Disclosed Programs at September 30, 2006	18.2

Item 6. Exhibits

10.5	Anheuser-Busch Companies, Inc. 1998 Incentive Plan as Amended on September 27, 2006

10.24	Summary of Executive Tax and Financial Consulting Program for Executive Officers of the Company.
12	Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) under the Exchange Act
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a) under the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANHEUSER-BUSCH COMPANIES, INC. (Registrant)
/s/ W. Randolph Baker
W. Randolph Baker Vice President and Chief Financial Officer (Chief Financial Officer) October 27, 2006

/s/ John F. Kelly
John F. Kelly Vice President and Controller (Chief Accounting Officer) October 27, 2006