Form 10-K/A
period 2005-12-31
ANHEUSER-BUSCH COMPANIES, INC.
filed 2007-01-11
CIK 310569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Available on the Web at www.anheuser-busch.com

Item 8.  Financial Statements and Supplementary Data

Included as Exhibit 99 to this Form 10-K/A are the consolidated financial statements and related footnotes (collectively, “the financial statements”) of the company’s non-controlled affiliate, Grupo Modelo S.A. de C.V. Anheuser-Busch is required to include the Modelo financial statements in Form 10-K/A due to Modelo meeting in 2005 certain tests of significance under SEC Rule S-X 3-09.
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

Item 15.  Exhibits, Financial Statement Schedules

Item 15 on pages 17 through 19 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2005 is amended by the addition of the following exhibits:

Exhibit 31.5 -	Certification of Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act.
Exhibit 31.6 -	Certification of Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act.
Exhibit 32.5 -	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.6 -	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 99 -	Unaudited Consolidated Financial Statements of Grupo Modelo, S.A. de C.V. and Subsidiaries.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANHEUSER-BUSCH COMPANIES, INC.
(Registrant)

By	/s/ W. Randolph Baker
W. Randolph Baker Vice President and Chief Financial Officer

Date: Jan. 11, 2007
      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:
      August A. Busch IV
      President and Chief Executive Officer

Principal Financial Officer:
      W. Randolph Baker
      Vice President and Chief Financial Officer

Principal Accounting Officer:
      John F. Kelly*
      Vice President and Controller

/s/ August A. Busch IV August A. Busch IV, President and Chief Executive Officer and Director

/s/ W. Randolph Baker (W. Randolph Baker, as attorney-in-fact and on his own behalf as Principal Financial Officer)
Date: Jan. 11, 2007

Directors:
August A. Busch IV Patrick T. Stokes* August A. Busch III* Carlos Fernandez G.* James J. Forese* John E. Jacob* James R. Jones* Charles F. Knight* Vernon R. Loucks, Jr.*	Vilma S. Martinez* William Porter Payne* Joyce M. Roché* Henry Hugh Shelton* Andrew C. Taylor* Douglas A. Warner III* Edward E. Whitacre, Jr.

* by power of attorney

EXHIBIT INDEX

Exhibit 31.5 -	Certification of Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act.
Exhibit 31.6 -	Certification of Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act.
Exhibit 32.5 -	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.6 -	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 99 -	Unaudited Consolidated Financial Statements of Grupo Modelo, S.A. de C.V. and Subsidiaries.