Form 10-K
period 2006-12-31
ANHEUSER-BUSCH COMPANIES, INC.
filed 2007-03-01
CIK 310569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2006

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

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

      Large Accelerated Filer ☒                        Accelerated Filer ☐                        Non-Accelerated Filer ☐

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes      No ✓

      As of June 30, 2006, the aggregate market value of the voting stock held by non-affiliates of the registrant was $34,813,079,586.

      Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

$1 Par Value Common Stock 762,886,140 shares as of February 15, 2007

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Annual Report to Shareholders for the Year Ended December 31, 2006	PART I and PART II
Portions of Definitive Proxy Statement for Annual Meeting of Stockholders on April 25, 2007	PART III

      Available on the Web at www.anheuser-busch.com

ANHEUSER-BUSCH COMPANIES, INC.

PART  I

Item 1.  Business

      Anheuser-Busch Companies, Inc. (the “Company” or “Anheuser-Busch”) is a Delaware corporation that was organized in 1979 as the holding company of Anheuser-Busch, Incorporated (“ABI”), a Missouri corporation whose origins date back to 1875. In addition to ABI, which is the nation’s leading brewer of beer, the Company also has subsidiaries that conduct various other business operations. The Company’s operations are comprised of the following principal business segments: domestic beer, international beer, packaging, and entertainment. In 2006, domestic beer contributed 74.7% and 66.4%, international beer contributed 6.6% and 24.5%, packaging contributed 10.9% and 3.5%, and entertainment contributed 7.8% and 5.6% to net sales and net income, respectively. For this calculation, net sales and expenses exclude corporate items as detailed in the Company’s business segments disclosure. The Company believes this measure is the most appropriate as it allows the business segments contributions to add to 100%. Approximately 93% of the Company’s net sales and 76% of net income is generated in the United States. Financial information with respect to the Company’s business segments appears in Note 13, “Business Segments,” on pages 62-63 of the 2006 Annual Report to Shareholders, which Note hereby is incorporated by reference.

      Domestic beer volume was 102.3 million barrels in 2006 as compared with 101.1 million barrels in 2005. Domestic volume represents Anheuser-Busch brands produced and shipped within the United States including Puerto Rico and the Caribbean. Worldwide sales of the Company’s beer brands aggregated 125.0 million barrels in 2006 as compared with 121.9 million barrels in 2005. Worldwide beer volume is comprised of domestic and international volume. International volume represents Anheuser-Busch brands produced overseas by Company-owned breweries and under license and contract brewing agreements, plus exports from the Company’s U.S. breweries. Total brands volume includes worldwide Anheuser-Busch brand volume combined with the Company’s ownership percentage share of the volume of its international equity partners. Total brands volume was 156.6 million barrels and 148.3 million barrels in 2006 and 2005, respectively.

Domestic Beer

      The Company’s principal product is beer, produced and distributed by its subsidiary, ABI, in a variety of containers primarily under the brand names described below. During 2006, ABI discontinued BISTRO, Peels Pear Lemon, 9th Street Lime Cactus, 9th Street Pomegranate Raspberry, 9th Street Tuscan Orange Grapefruit, Blue Stone, Blue Horizon and ZiegenBock Light.

Budweiser Family

      Budweiser, Budweiser Select, Bud Light and Bud Ice are distributed and sold on a nationwide basis. Bud Ice Light and Bud Dry are sold in 44 states.

      Budweiser, Budweiser Select, Bud Light, and Bud Ice are sold in both draught and packaged form. Bud Ice Light and Bud Dry are sold in packaged form.

Michelob Family

      Michelob, Michelob Light, Michelob ULTRA, Michelob ULTRA Amber and Michelob Amber Bock are distributed and sold on a nationwide basis. Michelob Marzen, Michelob Pale Ale, Michelob Porter and Michelob Bavarian-Style Wheat are sold in 49 states, Michelob Honey Lager in 44 states, and Michelob Golden Draft and Michelob Golden Draft Light in 8 states.

      Michelob, Michelob Light, Michelob ULTRA, Michelob ULTRA Amber, Michelob Golden Draft, Michelob Golden Draft Light and Michelob Amber Bock are sold in both draught and packaged form. Michelob Honey Lager is sold only in packaged form. Michelob Marzen, Michelob Pale Ale, Michelob Porter and Michelob Bavarian-Style Wheat are sold in sampler packs only.

Busch Family

      Busch and Busch Light are sold in 49 states. Busch Ice is sold in 37 states.

      Busch and Busch Light are sold in both draught and packaged form. Busch Ice is sold only in packaged form.

Natural Family

      Natural Light and Natural Ice are distributed and sold on a nationwide basis in both draught and packaged form. Natty Up is sold in 4 states only in packaged form.

Specialty Beers

      Bud Extra (formerly known as BE) is distributed and available for sale on a nationwide basis only in packaged form.

      Anheuser World Lager is available in 46 states in both draught and packaged form.

      Bare Knuckle Stout is distributed and available for sale on a nationwide basis in both draught and packaged form.

      American Red is sold in 22 states only in draught form under a variety of custom names.

      ZiegenBock Amber is sold in one state in both draught and packaged form.

      Land Shark Lager (introduced in 2006) is sold in 2 states only in packaged form.

      Redbridge (introduced in 2006) is sold in 47 states only in packaged form.

      Wild Hop Lager and Stone Mill Pale Ale (both introduced in 2006) are distributed and sold on a nationwide basis in both draught and packaged form.

      The Company acquired the Rolling Rock brands in 2006. Rolling Rock and Rock Green Light are distributed and sold on a nationwide basis in both draught and packaged form.

      The Company periodically develops holiday, seasonal, occasional and local beers.

Nonalcohol Brews

      O’Doul’s and O’Doul’s Amber are distributed and sold on a nationwide basis. Busch NA is sold in 47 states.

      O’Doul’s and O’Doul’s Amber are sold in both draught and packaged form. Busch NA is sold only in packaged form.

Malt Liquors

      King Cobra is sold in 45 states, Hurricane High Gravity in 46 states, Hurricane Malt in 34 states and Hurricane Ice in 3 states.

      King Cobra, Hurricane High Gravity, Hurricane Malt and Hurricane Ice are sold only in packaged form.

Specialty Malt Beverages

      BACARDI Silver, BACARDI Silver Watermelon, BACARDI Silver Big Apple, BACARDI Silver Strawberry, BACARDI Silver Raz, BACARDI Silver O3 and Tilt are distributed and sold on a nationwide basis. Peels Blueberry Pomegranate, Peels Cranberry Peach, and Peels Strawberry are also distributed and sold on a nationwide basis. Tequiza and BACARDI Silver Peach (introduced in 2006) are sold in 49 states. BACARDI Silver is sold in 46 states. Peels Spiced Apple (introduced in 2006) is sold in 44 states and Tilt Green (also introduced in 2006) is sold in 41 states. Wild Blue is sold in 3 states.

      BACARDI Silver Raz, BACARDI Silver O3, BACARDI Silver Watermelon and Wild Blue are sold in both draught and packaged form. BACARDI Silver, BACARDI Silver Big Apple, BACARDI Silver Strawberry, BACARDI Silver Peach, Tilt, Tilt Green, Tequiza, Peels Blueberry Pomegranate, Peels Cranberry Peach, Peels Strawberry and Peels Spiced Apple are sold only in packaged form.

      The Company also has a malt-based product, Spykes, which contains caffeine, gingseng and guarana and is available in packaged form. Spykes Spicy Lime and Spykes Hot Melons are sold in 32 states. Spykes Spicy Mango and Spykes Hot Chocolate are sold in 30 states.

Alliance Partner Products

      Redhook Ale

      ABI owns a 33.7% equity interest in Seattle-based Redhook Ale Brewery, Inc. Through this alliance, Redhook products are distributed exclusively by ABI wholesalers in all U.S. markets.

      Widmer Brothers

      ABI owns a 39.5% interest in Portland-based Widmer Brothers Brewing Company. Widmer products are distributed exclusively by ABI wholesalers in 49 states. Widmer has ownership interests in Kona Brewing Company and Goose Island Brewing Company and their products Kona and Goose Island, respectively, are distributed exclusively by ABI wholesalers in 19 and 15 states, respectively.

Joint Venture Agreements

      Kirin

      The Company brews, markets and sells Kirin-Ichiban and Kirin Light through a license agreement with Kirin Brewing Company, Ltd. of Japan for sale in the United States.

      Kirin-Ichiban is sold in 48 states and Kirin Light in 38 states.

      Kirin-Ichiban is sold in both draught and packaged form. Kirin Light is sold only in packaged form.

Energy Drinks

      The Company has energy drinks, “180” and “180 X3” and “180 Blue” (introduced in 2006) in the energy drink category. 180 is sold on a nationwide basis, 180 Blue is sold in 49 states and 180 X3 is sold in 44 states. 180, 180 X3 and 180 Blue are available in packaged form. The Company also has an enhanced water beverage drink, “180 Sport,” in the energy drink category. 180 Sport is distributed and sold in two flavors in 10 states and is available in packaged form.

      The Company signed an agreement with Hansen Natural Corporation in 2006 whereby many of the Company’s wholesalers have been appointed distributors of Hansen’s energy drinks.

Other

      The Company’s subsidiary, Long Tail Libations Inc., currently has a liqueur product, Jekyll & Hyde, in 56 test markets available in packaged form.

      The Company began distributing Icelandic Glacial Spring Water (owned by Icelandic Water Holdings) in 16 test markets in packaged form in 2006.

      The Company began distributing Ku Soju (a Korean liquor manufactured by Ku Soju, Inc.) in 7 test markets in packaged form in 2006.

Imports

      In April 2006, the Company, through an import alliance with Royal Grolsch N.V., became the U.S. importer for certain of the Grolsch traditional European brands. Grolsch Lager is sold in 49 states, Grolsch

Amber in 38 states, Grolsch Light in 37 states and Grolsch Blonde in 33 states. Grolsch Lager is sold in both draught and packaged form. Grolsch Amber, Grolsch Light and Grolsch Blonde are sold only in packaged form.

      The Company began importing Harbin Lager (manufactured by the Company in China), Tiger Lager (flagship brand of Asia Pacific Breweries) and Kingsbrucke (manufactured by the Company’s Stag brewery) into the U.S. in 2006. Harbin Lager is sold in 48 states only in packaged form. Tiger Lager is sold in 49 states only in packaged form. Kingsbrucke is sold in 3 test markets only in draught form.

      In early 2007, the Company became the U.S. importer of Czechvar Premium Czech Lager brewed by Budejovicky Budvar (BBNP) in Ceske Budejovice, Czech Republic.

      The Company became the exclusive U.S. importer of a number of InBev nv/sa’s (a Belgian brewery company) premium European brands, including Stella Artois®, Beck’s®, Bass Pale Ale®, Hoegaarden®, Leffe® and other select InBev brands, effective February 1, 2007.

Domestic Beer Operations

      ABI has developed a system of twelve breweries, strategically located across the country, to economically serve its distribution system. (See Item 2 of Part I—Properties.) Ongoing modernization programs at the Company’s breweries are part of ABI’s overall strategic initiatives.

      During 2006, approximately 94% of the beer sold by ABI, measured in barrels, reached retail channels through more than 600 independent wholesalers. The Company has a formal, written distribution agreement (the Equity Agreement) with each of its wholesalers. Each Equity Agreement generally specifies the territory in which the wholesaler is permitted to sell the Company’s products, the brands that the wholesaler is permitted to sell, performance standards applicable to the wholesaler, procedures to be followed by the wholesaler in connection with the sale of the distribution rights, and circumstances upon which the distribution rights may be terminated. By wholesaler use of controlled environment warehouses and stringent inventory monitoring policies, the quality and freshness of the product are protected, thus providing ABI a significant competitive advantage. ABI utilizes its regional vice-presidents, sales directors, key account and regional sales managers, as well as certain other sales personnel, to provide strategic sales planning and merchandising assistance to its wholesalers. In addition, ABI provides national and local media advertising, point-of-sale advertising, and sales promotion programs to promote its brands, and complements national brand strategies with geographic marketing teams focused on delivering relevant programming addressing local interests and opportunities. The remainder of ABI’s domestic beer sales in 2006 were made through 13 branches that perform similar sales, merchandising, and delivery services as the independent wholesalers in their respective areas; these branches are owned and operated by the Company or direct or indirect subsidiaries of the Company. ABI’s peak selling periods are the second and third quarters.

      Another wholly-owned subsidiary, Wholesaler Equity Development Corporation, shares equity positions with qualified partners in independent beer wholesalerships and is currently invested in 3 wholesalerships.

      There are more than 100 companies engaged in the highly competitive brewing industry in the United States. ABI’s domestic beers are distributed and sold in competition with other nationally distributed beers, with locally and regionally distributed beers, and with imported beers. Although the methods of competition in the industry vary widely, in part due to differences in applicable state laws, the principal methods of competition are product quality, taste and freshness, packaging, price, advertising (including television, radio, sponsorships, billboards, stadium signs, and print media), point-of-sale materials, and service to retail customers. ABI’s beers compete in different price categories. Although all brands compete against the total market, the Company’s Budweiser family of beers along with Michelob Golden Draft and Michelob Golden Draft Light compete primarily with premium priced beers. The Company’s Busch and Natural family of beers compete with the value priced beers. The Company’s malt liquor products compete against other brands in the malt liquor segment. Michelob, Michelob Light, Michelob Amber Bock, Michelob Honey Lager, Michelob ULTRA, Michelob ULTRA Amber, Michelob Marzen, Michelob Pale Ale, Kirin Light, Kirin-Ichiban, Tequiza, ZiegenBock Amber, the BACARDI Silver products, American Red, Anheuser World Lager, Bare Knuckle Stout, Bud

Extra, Land Shark Lager, Redbridge, Wild Hop Lager, Stone Mill Pale Ale, and the Peels, Tilt, Rolling Rock, Wild Blue, Redhook and Widmer products as well as the Company’s beer import products compete primarily in the above-premium-priced beer segment of the malt beverage market. O’Doul’s and O’Doul’s Amber (premium priced) and Busch NA (value priced) compete in the non-alcohol malt beverage category. Since 1957, ABI has led the United States brewing industry in total sales volume. In 2006, its sales exceeded those of its nearest competitor by more than 60 million barrels. ABI’s domestic market share (excluding exports) for 2006 was approximately 48.4%. Major competitors in the United States brewing industry during 2006 included SABMiller, Molson Coors Brewing Company, Grupo Modelo, S.A.B. de C.V., and Heineken. In addition to competing with the other brewers’ brands, the Company’s beer brands must also compete in the marketplace with other types of alcohol beverage choices available to consumers.

International Beer

      International beer volume was 22.7 million barrels in 2006, compared with 20.8 million barrels in 2005. Anheuser-Busch International, Inc. (“ABII”), a wholly-owned subsidiary of the Company, oversees the marketing and sale of Budweiser and other brands outside the U.S., operates breweries in the United Kingdom (U.K.) and China, negotiates and administers license and contract brewing agreements on behalf of ABI with various foreign brewers, and negotiates and manages equity investments in foreign brewing partners.

      Through Anheuser-Busch Europe Limited (“ABEL”), an indirect, wholly-owned subsidiary of the Company, certain ABI beer brands are marketed, distributed, and sold in more than thirty countries. In the U.K., ABEL sells Budweiser, Bud Ice, Bud Silver, Michelob, and Michelob ULTRA brands to selected on-premise accounts, brewers, wholesalers, and directly to off-premise accounts. Budweiser, Bud Ice, Bud Silver, Michelob, and Michelob ULTRA are brewed and packaged at the Stag Brewery near London, England which is managed and operated by ABEL. Harbin 1900 is imported into the U.K. by ABEL.

      In China, the Company has a 97% equity interest in the Budweiser Wuhan International Brewing Company Limited (BWIB), a joint venture that owns and operates a brewery in Wuhan. The Company also operates the Budweiser (China) Sales Company, Ltd., an indirect wholly-owned subsidiary (“China Sales Co.”). BWIB and China Sales Co. are responsible for the marketing and distribution of the Company’s products in China. In China, BWIB and China Sales Co. currently produce and sell Budweiser, Bud Ice, Bud Ultra, Bud Genuine Draft, Harbin Ice and Harbin 1900. China Sales Co. also distributes other Harbin brands and will begin importing Grupo Modelo’s Corona brand in 2007.

      The Company owns 100% of Harbin Brewery Group Limited. Harbin Brewery Group has thirteen breweries in northeast China. Harbin Brewery Group owns 100% of the entities operating nine of the breweries and a majority interest in the remaining four breweries. (See Item 2 of Part I—Properties.) The Harbin breweries sell beer under the Harbin and various other brand names.

      In Canada, Budweiser, Bud Light, Busch and Busch Light are brewed and sold through a license agreement with Labatt Brewing Co. In Japan, Budweiser is brewed and sold through a license agreement with Kirin Brewery Company, Limited. A licensing agreement allows Guinness Ireland Limited to brew and sell Budweiser in the Republic of Ireland and Northern Ireland and Bud Light in the Republic of Ireland. Budweiser is also brewed under license and sold by brewers in Italy (Heineken Italia SpA), Spain (Sociedad Anonima Damm), Korea (Oriental Brewery Co., Ltd.) and Russia (Heineken). The Company had an agreement with Brasseries Kronenbourg for sale and distribution of Bud in France that terminated at the end of 2006. The Company owns a 7.9% stake in a subsidiary in Argentina of Compañía Cervecerías Unidas S.A. (‘‘CCU’’), the leading Chilean brewer, that brews and distributes Budweiser under license in Argentina and distributes Budweiser in Chile and Uruguay.

      In Mexico, Budweiser, Bud Light, O’Doul’s and the 180 energy drink are imported and distributed by a wholly-owned subsidiary of Grupo Modelo (Cervezas Internacionales).

      The Company also sells in over 60 other countries by exporting various brands including Budweiser and Bud Light from Company breweries in the U.S., U.K. and China and from its license partners’ breweries in Argentina, Italy and Spain.

      The Company has a strategic investment agreement with Tsingtao Brewery Company Limited, the second largest brewer in China, and producer of the Tsingtao brand. Under the agreement, in 2003 and 2004, the Company invested $182 million in three Tsingtao convertible bonds. The investment in the bonds, combined with an existing 4.5% stake in Tsingtao common stock, brought Anheuser-Busch’s total investment to $211 million. In 2003, the Company converted the first bond, which increased the Company’s economic and voting stake in Tsingtao from 4.5% to 9.9%. In April 2005, the Company converted its two remaining Tsingtao convertible bonds into Series H common shares, thereby increasing the Company’s economic stake in Tsingtao from 9.9% to 27%, and its voting stake from 9.9% to 20%.

      The Company owns a 35.12% direct interest in Grupo Modelo, S.A.B. de C.V., Mexico’s largest brewer, and a 23.25% direct interest in Diblo S.A. de C.V., Grupo Modelo’s operating subsidiary, providing the Company with, directly and indirectly, a 50.2% interest in Diblo. However, the Company does not have voting or other control of either Grupo Modelo or Diblo. Additional information is contained in Note 2, “International Equity Investments,” on page 50 of the 2006 Annual Report to Shareholders, which note is hereby incorporated by reference.

      Competition for international beer operations differs significantly depending upon the specific country involved. For 2006, no single foreign country or region accounted for more than 3.2% of consolidated revenues or 2.4% of consolidated income before income taxes. The Company’s primary foreign markets for beer sales are China, the United Kingdom, Canada, Mexico and Ireland. In each international market, the Company competes against a mix of national, regional, local, and imported beer brands. In China, competition is primarily from numerous national and regional brands. There is no dominant competitor in China. In the United Kingdom, the top four competitors—Scottish & Newcastle, Molson Coors Brewers, InBev UK, and Carlsberg UK—have combined market share of nearly 77%, with Scottish & Newcastle having a share of approximately 25%. The Company’s share is 3%. In Ireland, the market leader is the Company’s license brewing partner, Guinness Ireland, with a market share of 59% including a share of 13% related to the Company’s products. In Canada, the top two competitors, of similar size, are the Molson Coors Brewing Company and the Company’s license brewing partner, Labatt Brewing. Their combined market share is more than 80%, including a share of 15% related to the Company’s products.

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

Packaging

      The Company’s packaging operations are handled through the following wholly-owned subsidiaries of the Company: Metal Container Corporation (MCC), which manufactures beverage cans at eight plants and beverage can lids at three plants for sale to ABI and U.S. soft drink customers (See Item 2 of Part 1—Properties); Anheuser-Busch Recycling Corporation, which buys and sells used aluminum beverage containers from its corporate office in Sunset Hills, Missouri and recycles aluminum and plastic containers at its plant in Hayward, California; Precision Printing and Packaging, Inc., which manufactures pressure sensitive, metalized, plastic and paper labels at its plant in Clarksville, Tennessee; and Eagle Packaging, Inc., which manufactures crown and closure liner materials for ABI at its plant in Bridgeton, Missouri.

      Through a wholly-owned limited partnership, Longhorn Glass Manufacturing, L.P., the Company owns and operates a glass manufacturing plant in Jacinto City, Texas, which manufactures glass bottles for the Company’s nearby Houston brewery.

      The packaging industry is highly competitive. MCC’s share of the U.S. aluminum beverage can market for 2006 was approximately 25%. MCC’s competitors include Ball Corporation, Rexam Corporation, and Crown Holdings. In addition, the can industry faces competition from other beverage containers, such as glass and plastic bottles.

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

      The Company is the fourth largest theme park operator in the United States. It faces competition in the family entertainment industry from other theme and amusement parks, public zoos, public parks, and other family entertainment events and attractions. Major competitors in the theme park industry during 2006 include Walt Disney Co., Six Flags Parks, Cedar Fair Parks, and Universal Studios Theme Parks. No reliable national market share information is available for the theme park industry.

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

Sources and Availability of Raw Materials

      The Company’s wholly-owned subsidiary, Busch Agricultural Resources, Inc. (“BARI”), operates rice milling facilities in Jonesboro, Arkansas and Woodland, California; eight grain elevators in the western and midwestern United States; barley seed processing plants in Fairfield, Montana, Idaho Falls, Idaho, and Powell, Wyoming; and a barley research facility in Ft. Collins, Colorado. BARI also owns and operates malt plants in Manitowoc, Wisconsin, Moorhead, Minnesota, and Idaho Falls, Idaho. Through wholly-owned subsidiaries, BARI operates land application farms in Jacksonville, Florida and Fort Collins, Colorado; hop farms in Bonners Ferry, Idaho and Huell, Germany; and a barley purchasing office in Winnipeg, Canada.

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

Number of Employees

      As of December 31, 2006, the Company had approximately 30,183 full-time employees worldwide. Within the United States approximately 8,214 employees were represented by the International Brotherhood of

Teamsters. The labor agreement between ABI and the Teamsters, which represents the majority of the domestic brewery workers, expires February 28, 2009. Approximately 7,788 international employees of the Company are members of other worker organizations (the vast majority of which are not subject to collective bargaining agreements).

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

      The success of Anheuser-Busch depends on satisfying consumer tastes and preferences with our beverage products, our container products and our theme park offerings. Consumer preferences can change in unpredictable ways, and consumers may begin to prefer the products of competitors or may generally reduce their demand for products in the category. In order to respond to changes in consumer preferences, Anheuser-Busch may need to increase and enhance the marketing of existing products, change the pricing of existing products or introduce new products and services. Each response might affect financial results.

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

Anheuser-Busch may make acquisitions, investments and joint venture and similar arrangements, which are risky.

      Anheuser-Busch has in the past and may in the future desire to make acquisitions of, investments in, and joint venture and similar arrangements with other companies to increase shareholder value. These transactions cannot occur unless we can identify suitable candidates and agree on terms with them. After completion of a transaction, we may be required to integrate acquired businesses or operations into our existing operations. An inability to successfully complete transactions or successfully integrate acquired operations may affect our profitability.

The loss of an important supplier could adversely affect operations and financial results.

      For certain packaging supplies, raw materials and commodities, we rely on a small number of important suppliers. If these suppliers became unable to continue to meet our requirements, and we could not develop alternative sources of supply, our operations and financial results could be adversely affected.

Anheuser-Busch relies on its wholesalers.

      In the United States, Anheuser-Busch sells substantially all of its beer to independent wholesalers for distribution to retailers and ultimately consumers. In 2007, Anheuser-Busch was appointed as the United States importer for a number of the premium European brands of InBev. Many of the wholesalers of these brands have not traditionally been wholesalers for Anheuser-Busch. As independent companies, wholesalers make their own business decisions that may not always align themselves with our interests. If the Anheuser-Busch wholesalers do not effectively distribute our products, our financial results could be adversely affected.

If we are unable to maintain the image and reputation of our products, our operations and financial results may suffer.

      Anheuser-Busch’s success depends on our ability to maintain and increase the image and reputation of our existing products and to develop a favorable image and reputation for new products. The image and reputation of our products may be reduced in the future; concerns about product quality, even when unfounded, could tarnish the image and reputation of our products. Restoring the image and reputation of our products may be costly and may not be possible.

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

Item 1B.  Unresolved Staff Comments

      None.

Item 2.  Properties

      ABI has twelve breweries in operation at the present time, located in St. Louis, Missouri; Newark, New Jersey; Los Angeles and Fairfield, California; Jacksonville, Florida; Houston, Texas; Columbus, Ohio; Merrimack, New Hampshire; Williamsburg, Virginia; Baldwinsville, New York; Fort Collins, Colorado; and Cartersville, Georgia. Title to the Baldwinsville, New York brewery is held by the Onondaga County Industrial Development Agency (“OCIDA”) pursuant to a Sale and Agency Agreement with ABI, which enabled OCIDA to issue tax exempt pollution control and industrial development revenue notes and bonds to finance a portion of the cost to purchase and modify the brewery. The brewery is not pledged or mortgaged to secure any of the notes or bonds, and the Sale and Agency Agreement with OCIDA gives ABI the unconditional right to require at any time that title to the brewery be transferred to ABI. ABI’s breweries operated at approximately 92% of capacity in 2006; during portions of the peak selling periods (second and third quarters), they operated at close to maximum capacity.

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

      The Company, through wholly-owned subsidiaries, operates malt plants in Manitowoc, Wisconsin, Moorhead, Minnesota, and Idaho Falls, Idaho; rice mills in Jonesboro, Arkansas and Woodland, California; hop farms in Bonners Ferry, Idaho and Huell, Germany; can manufacturing plants in Jacksonville, Florida, Columbus, Ohio, Arnold, Missouri, Windsor, Colorado, Newburgh, New York, Ft. Atkinson, Wisconsin, Rome, Georgia, and Mira Loma, California; can lid manufacturing plants in Gainesville, Florida, Oklahoma City, Oklahoma, and Riverside, California; a label plant in Clarksville, Tennessee; a crown and closure liner material plant in Bridgeton, Missouri; and an aluminum and plastic recycling plant in Hayward, California. The Company operates a glass manufacturing plant in Jacinto City, Texas.

      BEC operates its principal family entertainment facilities in Tampa, Florida; Williamsburg, Virginia; San Diego, California; Orlando, Florida; and San Antonio, Texas. The Tampa facility is 336 acres, the Williamsburg facility is 323 acres, the San Diego facility is 166 acres, the Orlando facility is 247 acres, and the San Antonio facility is 316 acres.

      Except for the Baldwinsville brewery, the can manufacturing plants in Newburgh, New York, the SeaWorld park in San Diego, California, the Stag Brewery, the brewery in Wuhan, China, and certain of the breweries owned by Harbin Brewery Group, all of the Company’s principal properties are owned in fee. The lease for the land used by the SeaWorld park in San Diego, California expires in 2048. The Company leases the Stag Brewery from Scottish & Newcastle. In 1995, the joint venture that operates the brewery in Wuhan was granted the right to use the property for a period of 50 years from the appropriate governmental authorities. The Company considers its buildings, improvements, and equipment to be well maintained and in good condition, irrespective of dates of initial construction, and adequate to meet the operating demands placed upon them. The production capacity of each of the manufacturing facilities is adequate for current needs and, except as described above, substantially all of each facility’s capacity is utilized.

Item 3.  Legal Proceedings

      The Company has been served with complaints in putative class action lawsuits in Michigan, Ohio, West Virginia and Wisconsin. In these suits, which name a large number of other brewers and distillers, the parents of illegal underage drinkers are suing to recover sums that their offspring purportedly spent illegally buying alcohol from persons or entities other than the defendants. The claims asserted against the Company vary depending on the suit, but include negligence, unjust enrichment, violation of the State’s Sales Practices Act or other statutory provisions, nuisance, fraudulent concealment and civil conspiracy. The suit filed in Michigan includes a claim under the Michigan Consumer Protection Act. Each suit seeks money damages, punitive damages and injunctive and equitable relief, including so-called disgorgement of profits allegedly attributable to illegal underage drinking. The defendants removed the Ohio, West Virginia and Michigan cases to federal court in 2005; the Wisconsin case remains in state court. The defendants filed motions to dismiss each of these cases, and in 2006 the courts granted these motions, dismissing each of these cases with prejudice. The plaintiffs appealed these dismissals and their appeals are currently pending. The Michigan and Ohio cases are consolidated before the U.S. Court of Appeals for the Sixth Circuit, the West Virginia case is pending before the U.S. Court of Appeals for the Fourth Circuit, and the Wisconsin case is pending before the Wisconsin State Court of Appeals. Similar actions had been filed by the same law firm in New York and Florida, but none of the defendants was ever served in either case and the plaintiffs have voluntarily dismissed both cases without prejudice. The Company also had won from a California trial court dismissal in 2005 of a similar class action on behalf of illegal underage drinkers filed by a different law firm, and in August, 2006, the plaintiffs in that suit voluntarily discontinued their appeal, making the dismissal in the Company’s favor a final judgment. The Company believes that it has strong legal and factual defenses to the remaining class actions and intends to defend itself vigorously.

      On September 19, 2006, one of the Company’s cansheet suppliers, Novelis Corporation (“Novelis”), instituted a lawsuit seeking relief from continued performance of its obligations under its cansheet supply agreement with the Company. The Company has instituted a declaratory judgment action requesting a finding that Novelis is required to continue to comply with its obligations under the agreement. These actions are being heard in federal court in the Northern District of Ohio. The Company believes that the assertions of Novelis are without merit, intends to vigorously defend its rights under the cansheet supply agreement and expects to prevail in the litigation.

      The Company is not a party to any other pending or threatened litigation, the outcome of which could be expected to have a material adverse effect upon its financial condition, its results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2006.

EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

      AUGUST A. BUSCH IV (age 42) is presently President and Chief Executive and a Director of the Company and has served as President and Chief Executive Officer since December 1, 2006 and as a Director since September 2006. He previously served as Vice President and Group Executive of the Company (2000-November 30, 2006). He is also presently Chairman of the Board (since December, 2006) and President (since 2002) of the Company’s subsidiary, Anheuser-Busch, Incorporated and had previously served as its Group Vice President-Marketing and Wholesale Operations (2000-2002).

      W. RANDOLPH BAKER (age 60) is presently Vice President and Chief Financial Officer of the Company and has served in such capacity since 1996.

      THOMAS W. SANTEL (age 48) is presently Vice President-Corporate Development of the Company and has served in such capacity since 1996.

      STEPHEN J. BURROWS (age 55) is presently Vice President-International Operations of the Company and has served in such capacity since 1999. He is also presently Chief Executive Officer and President of the Company’s subsidiary, Anheuser-Busch International, Inc., and has served as Chief Executive Officer since 1999 and as President since 1994.

      MARK T. BOBAK (age 47) is presently Group Vice President and Chief Legal Officer and has served in that capacity since 2004. He had previously served as Vice President-Corporate Human Resources (2000-2004).

      DOUGLAS J. MUHLEMAN (age 52) is presently Group Vice President-Brewing Operations and Technology of the Company’s subsidiary, Anheuser-Busch, Incorporated, and has served in such capacity since 2001. He also serves as Chairman of the Company’s subsidiary, Anheuser-Busch Packaging, Inc. (since December 2006) and Chairman, Chief Executive Officer and President of the Company’s subsidiary, Busch Agricultural Resources, Inc. (since December 2006).

      FRANCINE I. KATZ (age 48) is presently Vice President-Communications and Consumer Affairs of the Company and has served in such capacity since 2004. She previously served as its Vice President-Corporate Communications (2002-2004) and Vice President-Consumer Affairs (1999-2002).

      KEITH M. KASEN (age 63) is presently Chairman of the Board and President of the Company’s subsidiary, Busch Entertainment Corporation, and has served in such capacities since 2003. He previously served as Executive Vice President and General Manager of the SeaWorld theme parks in Orlando, Florida (2000-2003).

      JOSEPH P. CASTELLANO (age 53) is presently Vice President-Corporate Human Resources of the Company and has served in such capacity since 2004. He previously served as Vice President-Retail Marketing (2001-2004) of the Company’s subsidiary, Anheuser-Busch, Incorporated.

      MICHAEL J. OWENS (age 52) is presently Vice President-Marketing of the Company’s subsidiary, Anheuser-Busch, Incorporated (ABI) and has served in such capacity since 2006. He previously served as Vice President-Sales and Marketing (2004-2005) and Vice President-Sales (2001-2004) of ABI.

      ANTHONY T. PONTURO (age 54) is presently Vice President-Global Media and Sports Marketing of the Company’s subsidiary, Anheuser-Busch, Incorporated and has served in such capacity since 1998.

      JOHN F. KELLY (age 50) is presently Vice President and Controller of the Company and has served in such capacity since 1996.

      MARLENE V. COULIS (age 45) is presently Vice President-Brand Management of the Company’s subsidiary, Anheuser-Busch, Incorporated (ABI) and has served in such capacity since August 2005. She previously served as Vice President-Research and Customer Satisfaction (March 2005-August 2005), Vice President-Geographic Marketing (April 2004-March 2005) and Director-New Products (2001-2004) of ABI.

      DAVID A. PEACOCK (age 38) is presently Vice President-Business Operations of the Company’s subsidiary, Anheuser-Busch, Incorporated (ABI) and has served in such capacity since December 2006. He previously served as Vice President-Business and Finance Operations (June 2006-November 2006), Vice President-Administration (July 2004-2006) and Director of Operations-President’s Office (2002-2004) of ABI.

      ROBERT C. LACHKY (age 53) is presently Executive Vice President-Global Industry Development of the Company’s subsidiary, Anheuser-Busch, Incorporated (ABI) and has served in such capacity since August 2005. He previously served as Vice President-Brand Management (2001-July 2005) of ABI.

      MICHAEL S. HARDING (age 55) is presently Chief Executive Officer and President of the Company’s direct subsidiary, Anheuser-Busch Packaging Group, Inc., and Chairman and Chief Executive Officer of the Company’s direct subsidiaries, Anheuser-Busch Recycling Corporation, Metal Container Corporation, Eagle Packaging, Inc., Precision Printing and Packaging, Inc. and Glass Container Corporation (doing business as Longhorn Glass Corporation), and has served in all such capacities since December 2006. He previously served as Vice President-Operations of the Company’s subsidiary, Anheuser-Busch, Incorporated (2001-2006).

PART  II

      The information required by Items 5 (except as set forth below), 6, 7, 7A, and 8 of this Part II are hereby incorporated by reference from pages 26 through 65 of the Company’s 2006 Annual Report to Shareholders.

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      Following are the Company’s common stock purchases during the fourth quarter of 2006 (shares in millions):

	Shares	Avg. Price per Share
Shares Remaining Authorized Under Disclosed Repurchase Programs at September 30, 2006	18.2

Less Shares Repurchased:
October	0.2	$46.89
November	2.1	$47.14
December	1.2	$47.95

Total Shares Repurchased	3.5

Shares Remaining Authorized Under Disclosed Repurchase Programs at December 31, 2006	14.7

      All shares are repurchased under authorization by the Company’s Board of Directors. The Board authorized a new program to repurchase 100 million shares in December 2006; this program follows a similar 100 million share program authorized in March 2003. There is no prescribed termination date for this program. The figures shown include shares delivered to the Company to exercise stock options.

	2001	2002	2003	2004	2005	2006
BUD	$100.0	108.7	120.3	117.9	102.2	119.9
S&P 500	$100.0	78.0	100.3	111.1	116.6	135.0
Russell 200	$100.0	76.6	97.1	105.2	109.1	126.1
*	Assumes $100 invested on December 31 of first year of chart in Anheuser-Busch Companies, Inc. Common Stock, the S&P 500 Index and the Russell Top 200 Index and that all dividends were reinvested quarterly.
**	The Company has elected to compare shareholder returns with the Russell Top 200 Index because only one of the other two leading domestic brewers was independent and domestically based during the survey period. The Russell Top 200 Index is comprised of the 200 largest publicly held United States companies, including Anheuser-Busch, based on market capitalization.

*** Compound Annual Growth Rate

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

      The chief executive officer and chief financial officer evaluated the Company’s disclosure controls and procedures as of the end of the year ended December 31, 2006 and have concluded that they are effective as of December 31, 2006 in providing reasonable assurance that such information is identified and communicated on a timely basis. Additionally, there were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

      Management’s Report on Internal Control Over Financial Reporting appears on page 41 of the 2006 Annual Report to Shareholders, which is incorporated by reference. The Report of the Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting appears on page 42 of the 2006 Annual Report to Shareholders, which is incorporated by reference.

Item 9B.  Other Information.

      None.

PART  III

Item 10.  Directors, Executive Officers and Corporate Governance of the Registrant

      The information required by this Item is hereby incorporated by reference from the sections entitled “Information Concerning the Election of Directors,” “Additional Information Concerning the Board of Directors of the Company,” “Audit Committee,” “Certain Business Relationships and Transactions,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Code of Business Conduct and Ethics” of the Company’s Proxy Statement for the Annual Meeting of Stockholders on April 25, 2007 (the “2007 Proxy”) and on pages 15 through 16 of this Form 10-K.

Item 11.  Executive Compensation

      The information required by this Item is hereby incorporated by reference from the sections entitled “Director Compensation,” “Executive Compensation” (entire section including all sections thereunder beginning with “Compensation Discussion and Analysis Report” through “Equity Compensation Plan”), “Compensation Committee Interlocks and Insider Participation,” and “Report of the Compensation Committee” of the 2007 Proxy.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this Item hereby is incorporated by reference from the sections entitled “Stock Ownership by Directors and Executive Officers” and “Equity Compensation Plans” of the 2007 Proxy.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

      The information required by this Item is hereby incorporated by reference from the sections entitled “Additional Information Concerning the Board of Directors of the Company,” “Committees of the Board” and “Certain Business Relationships and Transactions” of the 2007 Proxy.

Item 14.  Principal Accountant Fees and Services

      The information required by this Item is hereby incorporated by reference from the section entitled “Fees Paid to PricewaterhouseCoopers” of the 2007 Proxy.

PART  IV

Item 15.  Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this report:

1.	Financial Statements:	Page
	Report of Independent Registered Public Accounting Firm	42*

	Consolidated Balance Sheet at December 31, 2006 and 2005	43*

	Consolidated Statement of Income for the three years ended December 31, 2006	44*

	Consolidated Statement of Changes in Shareholders Equity for the three years ended December 31, 2006	45*

	Consolidated Statement of Cash Flows for the three years ended December 31, 2006	46*

	Notes to Consolidated Financial Statements and Supplementary Information	47-65*

*2006 Annual Report to Shareholders

2.	Financial Statement Schedule:

Report of Independent Registered Public Accounting Firm on
	on Financial Statement Schedule for the three years ended December 31, 2006	F-1

	Schedule II—Valuation and Qualifying Accounts and Reserves	F-2

3.	Exhibits:

	Exhibit 3.1 —	Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Form 10-K for the fiscal year ended December 31, 2004).

	Exhibit 3.2 —	Certificate of Amendment of Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Form 10-Q for the quarterly period ended March 31, 2006).

	Exhibit 3.3 —	By-Laws of the Company (As amended and restated on November 22, 2006) (Incorporated by reference to Exhibit 3.2 to Form 8-K dated November 21, 2006).

Exhibit 4.1 —	Indenture dated as of August 1, 1995 between the Company and The Chase Manhattan Bank, as Trustee (Incorporated by reference to Exhibit 4.1 in the Form S-3 of the Company, Registration Statement No. 33-60885).

Exhibit 4.2 —	Indenture dated as of July 1, 2001 between the Company and The Chase Manhattan Bank, as Trustee (Incorporated by reference to Exhibit 4.4 to the Form 10-K for the fiscal year ended December 31, 2002).

Other indentures are not required to be filed, but the Company agrees to furnish copies of such instruments to the Securities and Exchange Commission upon request.

Exhibit 4.3 —	Credit Agreement dated as of September 30, 2005 among the Company and JP Morgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 4 to Form 10-Q for the quarter ended September 30, 2005).

Exhibit 10.1 —	Anheuser-Busch Companies, Inc. Deferred Compensation Plan for Non-Employee Directors amended and restated as of March 1, 2000 (Incorporated by reference to Exhibit 10.1 to Form 10-K for the fiscal year ended December 31, 2004).*

Exhibit 10.2 —	Anheuser-Busch Companies, Inc. Non-Employee Director Elective Stock Acquisition Plan amended and restated as of March 1, 2000 (Incorporated by reference to Exhibit 10.2 to the Form 10-K for the fiscal year ended December 31, 2004).*

Exhibit 10.3 —	Anheuser-Busch Companies, Inc. Stock Plan for Non-Employee Directors as amended and restated (Incorporated by reference to Appendix B to the Definitive Proxy Statement for Annual Meeting of Stockholders on April 23, 2003).*

Exhibit 10.4 —	Anheuser-Busch Companies, Inc. 1989 Incentive Stock Plan (As amended December 20, 1989, December 19, 1990, December 15, 1993, December 20, 1995, and November 26, 1997) (Incorporated by reference to Exhibit 10.4 to Form 10-K for the fiscal year ended December 31, 2002).*

Exhibit 10.5 —	Anheuser-Busch Companies, Inc. 1998 Incentive Stock Plan as amended on September 27, 2006 (Incorporated by reference to Exhibit 10.5 to Form 10-Q for the quarterly period ended September 30, 2006).*

Exhibit 10.6 —	Anheuser-Busch Companies, Inc. 2007 Equity and Incentive Plan (Incorporated by reference to Appendix B to the Definitive Proxy Statement for Annual Meeting of Stockholders on April 25, 2007.)*

Exhibit 10.7 —	Anheuser-Busch Companies, Inc. Excess Benefit Plan amended and restated as of March 1, 2000 (Incorporated by reference to Exhibit 10.6 to the Form 10-K for the fiscal year ended December 31, 2004).*

Exhibit 10.8 —	Anheuser-Busch Companies, Inc. Supplemental Executive Retirement Plan amended and restated as of March 1, 2003 (Incorporated by reference to Exhibit 10.8 to Form 10-K for the fiscal year ended December 31, 2002).*

Exhibit 10.9 —	Anheuser-Busch Executive Deferred Compensation Plan amended and restated as of January 1, 2002 (Incorporated by reference to Exhibit 10.9 to Form 10-K for the fiscal year ended December 31, 2002).*

Exhibit 10.10 —	First Amendment to the Anheuser-Busch Executive Deferred Compensation Plan amended and restated as of January 1, 2002 (Incorporated by reference to Exhibit 10.9 to Form 10-K for the fiscal year ended December 31, 2005).*

Exhibit 10.11 —	Anheuser-Busch 401(k) Restoration Plan amended and restated as of March 1, 2000 (Incorporated by reference to Exhibit 10.11 to Form 10-K for the fiscal year ended December 31, 2004).*

Exhibit 10.12 —	First Amendment to the Anheuser-Busch 401(k) Restoration Plan amended and restated as of March 1, 2000 (Incorporated by reference to Exhibit 10.11 to Form 10-K for the fiscal year ended December 31, 2005).*

Exhibit 10.13 —	Form of Indemnification Agreement with Directors and Executive Officers (Incorporated by reference to Exhibit 10.12 to the Form 10-K for the fiscal year ended December 31, 2004).*

Exhibit 10.14 —	Anheuser-Busch Officer Bonus Plan as amended on April 26, 2000 and April 27, 2005 (Incorporated by reference to Appendix B to the Definitive Proxy Statement for Annual Meeting of Stockholders on April 27, 2005).*

Exhibit 10.15 —	Investment Agreement By and Among Anheuser-Busch Companies, Inc., Anheuser-Busch International, Inc. and Anheuser-Busch International Holdings, Inc. and Grupo Modelo, S.A.B. de C.V., Diblo, S.A. de C.V. and certain shareholders thereof, dated as of June 16, 1993 (Incorporated by reference to Exhibit 10.14 to Form 10-K for the fiscal year ended December 31, 2004).

Exhibit 10.16 —	Letter agreement between Anheuser-Busch Companies, Inc. and the Controlling Shareholders regarding Section 5.5 of the Investment Agreement filed as Exhibit 10.15 of this report (Incorporated by reference to Exhibit 10.15 to Form 10-K for the fiscal year ended December 31, 2004).

Exhibit 10.17 —	Second Amendment to Investment Agreement By and Among Anheuser-Busch Companies, Inc., Anheuser-Busch International, Inc. and Anheuser-Busch International Holdings, Inc. and Grupo Modelo, S.A.B. de C.V., Diblo, S.A. de C.V., and certain shareholders thereof.

Exhibit 10.18 —	Form of Indemnification Agreement between Anheuser-Busch, Incorporated and an Executive Officer of the Company (Incorporated by reference to Exhibit 10.16 to Form 10-K for the fiscal year ended December 31, 2002).*

Exhibit 10.19 —	2007 Officer Bonus Program.*

Exhibit 10.20 —	Summary of Compensation arrangements with Executive Officers of the Company.*

Exhibit 10.21 —	Summary of Compensation arrangements with Non-Employee Directors of the Company.*

Exhibit 10.22 —	Form of Restricted Stock Award Cover Sheet and Standard Restricted Stock Agreement under the Anheuser-Busch Companies, Inc. 1998 Incentive Stock Plan (Incorporated by reference to Exhibit 10.21 to Form 8-K dated November 21, 2006).*

Exhibit 10.23 —	Form of Incentive Stock Option Cover Sheet and Standard Incentive Stock Option Agreement under the Anheuser-Busch Companies, Inc. 1998 Incentive Stock Plan for executive officers of Anheuser-Busch Companies, Inc. (Incorporated by reference to Exhibit 10.22 to Form 8-K dated November 21, 2006).*

Exhibit 10.24 —	Form of Non-Qualified Stock Option Cover Sheet and Standard Non-Qualified Stock Option Agreement under the Anheuser-Busch Companies, Inc. 1998 Incentive Stock Plan for executive officers of Anheuser-Busch Companies, Inc. (Incorporated by reference to Exhibit 10.23 to Form 8-K dated November 21, 2006).*

Exhibit 10.25 —	Independent Consulting Agreement with a Former Executive Officer of the Company (Incorporated by reference to Exhibit 10.24 to Form 8-K dated November 21, 2006).*

Exhibit 10.26 —	Independent Consulting Agreement with a Former Executive Officer of the Company (Incorporated by reference to Exhibit 10.25 to Form 8-K dated November 21, 2006).*

Exhibit 10.27 —	Confidential Agreement and General Release with a Former Executive of the Company.*

Exhibit 10.28 —	Letter to a Former Executive of the Company.*

Exhibit 10.29 —	Confidential Agreement and General Release with a Former Executive of the Company.*

Exhibit 10.30 —	Summary of Executive Tax and Financial Consulting Program for Executive Officers of the Company (Incorporated by reference to Exhibit 10.24 to Form 10-Q for the quarterly period ended September 30, 2006).*

Exhibit 10.31 —	Anheuser-Busch Companies, Inc. Restricted Plan for Non-Employee Directors (Incorporated by reference to Appendix B to the Definitive Proxy Statement for Annual Meeting of Stockholders on April 26, 2006).*

Exhibit 10.32 —	Form of Notice of Award and Information Memorandum under Anheuser-Busch Companies, Inc. 2006 Restricted Plan for Non-Employee Directors (Incorporated by reference to Exhibit 10.25 to the Form 10-Q for the quarterly period ended March 31, 2006).*

Exhibit 10.33 —	Form of Notice of Award and Information Memorandum under Anheuser-Busch Companies, Inc. 2006 Restricted Stock Plan for Non-Employee Director who is a citizen of Mexico (Incorporated by reference to Exhibit 10.26 to the Form 10-Q for the quarterly period ended March 31, 2006).*

Exhibit 10.34 —	Anheuser-Busch Companies, Inc. Related Person Transactions Policy.

Exhibit 12 —	Ratio of Earnings to Fixed Charges.

Exhibit 13 —	Pages 26 through 65 of the Anheuser-Busch Companies, Inc. 2006 Annual Report to Shareholders, a copy of which is furnished for the information of the Securities and Exchange Commission. Portions of the Annual Report not incorporated herein by reference are not deemed “filed” with the Commission.

Exhibit 14 —	Code of Business Ethics and Conduct (Incorporated by reference to Exhibit 14 to Form 10-K for the fiscal year ended December 31, 2003).

Exhibit 21 —	Subsidiaries of the Company.

Exhibit 23 —	Consent of Independent Registered Public Accounting Firm.

Exhibit 24 —	Power of Attorney.

Exhibit 31.1 —	Certification of Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 31.2 —	Certification of Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act.

Exhibit 32.1 —	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 —	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: March 1, 2007

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:
      August A. Busch IV*
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

Date: March 1, 2007

Directors:

August A. Busch IV* Patrick T. Stokes* August A. Busch III* Carlos Fernandez G.* James J. Forese* John E. Jacob* James R. Jones* Charles F. Knight*	Vernon R. Loucks, Jr.* Vilma S. Martinez* William Porter Payne* Joyce M. Roché* Henry Hugh Shelton* Andrew C. Taylor* Douglas A. Warner III* Edward E. Whitacre, Jr.*

* by power of attorney

ANHEUSER-BUSCH COMPANIES, INC.

INDEX TO FINANCIAL STATEMENT SCHEDULE

Page
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	F-1
Financial Statement Schedule for the Years 2006, 2005 and 2004:
Valuation and Qualifying Accounts and Reserves (Schedule II)	F-2

      All other Financial Statement Schedules are omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements and Notes.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors
of Anheuser-Busch Companies, Inc.

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated February 28, 2007 appearing in the 2006 Annual Report to Shareholders of Anheuser-Busch Companies, Inc. (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

St. Louis, MO
February 28, 2007

F-1

ANHEUSER-BUSCH COMPANIES, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In Millions)

	2006	2005	2004
Reserve for doubtful accounts:
Balance at beginning of period	$15.3	$12.5	$6.6
Additions charged to expense	2.7	3.8	0.5
Additions (recoveries of uncollectible accounts previously written off), including Harbin acquisition in 2004	.2	3.6	6.3
Reductions (uncollectible accounts written off)	(.6)	(4.6)	(0.9)

Balance at end of period	$17.6	$15.3	$12.5

Deferred income tax asset valuation allowance:
Balance at beginning of period	$67.0	$32.2	$19.9
Additions charged to expense, including litigation settlement in 2005 and Harbin acquisition in 2004	18.5	47.6	27.4
Reductions from utilizations, primarily litigation settlement in 2006	(38.1)	(12.8)	(15.1)

Balance at end of period	$47.4	$67.0	$32.2

F-2