Form 10-Q
period 2006-12-31
ANHEUSER-BUSCH COMPANIES, INC.
filed 2007-04-27
CIK 310569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 1-7823

ANHEUSER-BUSCH COMPANIES, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	43-1162835
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

$1 Par Value Common Stock - 759,797,680 shares as of March 31, 2007.

Anheuser-Busch Companies, Inc. and Subsidiaries
Consolidated Balance Sheet (Unaudited)

	March 31,	Dec. 31,
	2007	2006
Assets
Current Assets:
Cash	$274.1	$219.2
Accounts receivable	949.1	720.2
Inventories	802.7	694.9
Other current assets	207.3	195.2
Total current assets	2,233.2	1,829.5
Investments in affiliated companies	3,803.1	3,680.3
Plant and equipment, net	8,872.6	8,916.1
Intangible assets, including goodwill of $1,085.5 and $1,077.8	1,441.0	1,367.2
Other assets	611.9	584.1
Total Assets	$16,961.8	$16,377.2

Liabilities and Shareholders Equity
Current Liabilities:
Accounts payable	$1,279.6	$1,426.3
Accrued salaries, wages and benefits	274.7	342.8
Accrued taxes	362.2	133.9
Accrued interest	122.5	124.2
Other current liabilities	243.2	218.9
Total current liabilities	2,282.2	2,246.1
Retirement benefits	1,166.6	1,191.5
Debt	8,276.2	7,653.5
Deferred income taxes	1,181.1	1,194.5
Other long-term liabilities	237.7	152.9
Shareholders Equity:
Common stock	1,476.9	1,473.7
Capital in excess of par value	3,057.1	2,962.5
Retained earnings	17,033.0	16,741.0
Treasury stock, at cost	(16,479.8)	(16,007.7)
Accumulated non-owner changes in equity	(1,269.2)	(1,230.8)
Total Shareholders Equity	3,818.0	3,938.7
Commitments and contingencies	-	-
Total Liabilities and Shareholders Equity	$16,961.8	$16,377.2

See the accompanying footnotes on pages 5 to 11.

Anheuser-Busch Companies, Inc. and Subsidiaries
Consolidated Statement of Income (Unaudited)

	First Quarter Ended March 31,
	2007	2006
Gross sales	$4,405.6	$4,296.3
Excise taxes	(547.2)	(540.7)
Net Sales	3,858.4	3,755.6
Cost of sales	(2,474.7)	(2,417.7)
Gross Profit	1,383.7	1,337.9
Marketing, distribution and administrative expenses	(665.7)	(615.7)
Operating income	718.0	722.2
Interest expense	(119.9)	(115.1)
Interest capitalized	3.5	4.0
Interest income	0.5	0.6
Other income / (expense), net	(5.9)	3.7
Income before income taxes	596.2	615.4
Provision for income taxes	(238.1)	(238.6)
Equity income, net of tax	159.4	122.4
Net income	$517.5	$499.2

Basic earnings per share	$.68	$.64
Diluted earnings per share	$.67	$.64

See the accompanying footnotes on pages 5 to 11.

Anheuser-Busch Companies, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)
	Three Months Ended March 31,
	2007	2006
Cash flow from operating activities:
Net income	$517.5	$499.2
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	246.0	245.5
Decrease in deferred income taxes	(21.9)	(17.3)
Stock-based compensation expense	15.1	17.1
Undistributed earnings of affiliated companies	(159.4)	(122.4)
Other, net	(40.9)	(180.9)
Operating cash flow before the change in working capital	556.4	441.2
(Increase) / Decrease in working capital	(240.4)	5.8
Cash provided by operating activities	316.0	447.0

Cash flow from investing activities:
Capital expenditures	(154.4)	(159.1)
Acquisitions	(83.5)	--
Cash used for investing activities	(237.9)	(159.1)

Cash flow from financing activities:
Increase in debt	585.1	299.3
Decrease in debt	(0.7)	(143.2)
Dividends paid to shareholders	(225.5)	(209.8)
Acquisition of treasury stock	(477.4)	(259.7)
Shares issued under stock plans	95.3	12.2
Cash used for financing activities	(23.2)	(301.2)
Net increase / (decrease) in cash during the period	54.9	(13.3)
Cash, beginning of period	219.2	225.8
Cash, end of period	$274.1	$212.5

See the accompanying footnotes on pages 5 to 11.

ANHEUSER-BUSCH COMPANIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Unaudited Financial Statements
The unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles and applicable SEC guidelines pertaining to quarterly financial reporting, and include all adjustments necessary for a fair presentation. These statements should be read in combination with the consolidated financial statements and notes included in the company’s annual report on Form 10-K for the year ended December 31, 2006.

2.	Business Segments Information
Comparative business segment information for the first quarter ended March 31 (in millions):

	U.S. Beer	International Beer	Packaging	Entertainment	Corporate and Elims	Consolidated
2007
Gross Sales	$3,463.5	279.5	604.5	185.0	(126.9)	$4,405.6

Net Sales:
- Intersegment	$0.8	0.3	232.0	--	(233.1)	--
- External	$2,959.4	235.3	372.5	185.0	106.2	$3,858.4

Income Before Income Taxes	$762.1	17.6	44.5	(18.5)	(209.5)	$596.2

Equity Income	$0.1	159.3	--	--	--	$159.4

Net Income	$472.6	170.2	27.6	(11.5)	(141.4)	$517.5

2006
Gross Sales	$3,357.7	257.1	629.4	170.7	(118.6)	$4,296.3

Net Sales:
- Intersegment	$0.7	--	225.9	--	(226.6)	--
- External	$2,856.5	216.9	403.5	170.7	108.0	$3,755.6

Income Before Income Taxes	$774.2	22.1	38.7	(17.6)	(202.0)	$615.4

Equity Income	$0.6	121.8	--	--	--	$122.4

Net Income	$480.6	135.5	24.0	(10.9)	(130.0)	$499.2

In 2007, the company changed reporting responsibility for certain administrative and technology support costs from Corporate to the U.S. beer segment. 2006 segment results have been updated to conform to this reporting convention.

3.	Stock Compensation
Under the terms of the company’s stock option plans, officers, certain other employees and non-employee directors may be granted options to purchase the company’s common stock at a price equal to the closing composite tape on the New York Stock Exchange on the date the option is granted. At March 31, 2007, existing stock plans authorized issuance of 112 million shares of common stock. The company issues new shares when options are exercised under employee stock option plans. Under the plan for the board of directors, shares are issued from treasury stock.
For financial reporting purposes, stock compensation expense is included in cost of sales and marketing, distribution and administrative expenses, depending on where the recipient’s cash compensation is reported, and is classified as a corporate item for business segments reporting. Unrecognized pretax stock compensation cost as of March 31, 2007 was $82 million, and is expected to be recognized over a weighted average life of approximately 1.5 years.
The following table provides additional information regarding options outstanding and options that were exercisable as of March 31, 2007 (options and in the money values in millions).
Options Outstanding	Options Exercisable
Range of Exercise Prices	Number	Wtd. Avg. Remaining Life	Wtd. Avg. Exercise Price	Pretax In The Money Value	Number	Wtd. Avg. Exercise Price	Pretax In The Money Value
$20-29	4.5	1.4 years	$27.92	$100.5	4.5	$27.92	$100.5
$30-39	7.1	2.6 years	$37.84	88.7	7.1	$37.84	88.7
$40-49	57.4	6.1 years	$46.48	242.5	41.5	$46.92	115.9
$50-53	27.9	6.5 years	$51.29	2.2	24.1	$51.44	2.2
$20-53	96.9	5.7 years	$46.37	$433.9	77.2	$46.39	$307.3

4.	Derivatives
Anheuser-Busch accounts for its derivatives in accordance with FAS 133, “Accounting for Derivatives and Other Hedging Instruments.” For cash flow hedges, the company defers in accumulated non-owner changes in shareholders equity the portion of gains and losses that equal the change in cost of the underlying hedged transactions.

As the underlying hedged transactions occur, the associated deferred hedging gains and losses are reclassified into earnings to match the change in cost of the transaction. For fair value hedges, the changes in value for both the derivative and the underlying hedged exposure are recognized in earnings each quarter.
Following are pretax effective gains and losses from derivatives which were recognized in earnings during the first quarter (in millions). These gains and losses largely offset price or value changes in the company’s hedged exposures.

First Quarter
2007		2006
Gains	Losses	Gains	Losses
$3.7	$5.1	$0.5	$26.7

The company immediately recognizes in earnings any portion of derivative gains or losses that are not 100% effective at offsetting price changes in the underlying transactions. Anheuser-Busch recognized net pretax gains due to this hedge ineffectiveness of $0.9 million for the first quarter of 2007 compared to net ineffective pretax losses of $0.7 million for the first quarter of 2006.

5.	Earnings Per Share
Earnings per share are calculated by dividing net income by weighted-average common shares outstanding for the period. The difference between basic and diluted weighted-average common shares is the dilutive impact of unexercised in-the-money stock options. There were no adjustments to net income for any period shown for purposes of calculating earnings per share.
Weighted-average common shares outstanding for the quarter ended March 31 are shown below (millions of shares):
	First Quarter
	2007	2006
Basic weighted average shares outstanding	763.5	776.1
Diluted weighted average shares outstanding	773.3	780.2

6.	Inventories
The company’s inventories were comprised of the following as of March 31, 2007 and December 31, 2006 (in millions).
	March 31,	Dec. 31,
	2007	2006
Raw Materials	$399.0	$385.6
Work-in-Process	118.5	110.8
Finished Goods	285.2	198.5
Total Inventories	$802.7	$694.9

7.	Nonowner Changes in Shareholders Equity
The components of accumulated nonowner changes in shareholders equity, net of applicable taxes, as of March 31, 2007 and December 31, 2006 follow (in millions):
	March 31,	Dec. 31,
	2007	2006
Foreign currency translation loss	$(493.3)	$(452.2)
Deferred hedging gains	5.2	2.1
Deferred securities valuation gains	0.9	1.3
Deferred retirement benefits costs	(782.0)	(782.0)
Accumulated nonowner changes in shareholders equity	$(1,269.2)	$(1,230.8)

Net income plus nonowner changes in shareholders equity, net of applicable taxes, for the quarter ended March 31 follows (in millions):
	First Quarter
	2007	2006
Net income	$517.5	$499.2
Foreign currency translation gains / (losses)	(41.1)	34.5
Net change in deferred hedging gains / (losses)	3.1	(0.6)
Net change in deferred securities valuation gains / (losses)	(0.4)	0.4
Net income plus nonowner changes in shareholders equity	$479.1	$533.5

8.	Goodwill
Following is goodwill by business segment, as of March 31, 2007 and December 31, 2006 (in millions). Goodwill is included in either other assets or investment in affiliated companies, as appropriate, in the consolidated balance sheet. The change in goodwill during the first quarter 2007 results from fluctuations in foreign currency exchange rates.

	March 31, 2007	Dec. 31, 2006
Domestic Beer	$21.2	$21.2
International Beer	1,282.1	1,283.0
Packaging	21.9	21.9
Entertainment	288.3	288.3
Total goodwill	$1,613.5	$1,614.4

9.	Pension and Retirement Health Care Expense
The components of quarterly expense for pensions and retirement health care benefits are shown below for the first quarter of 2007 and 2006 (in millions):
	Pensions		Retirement Health Care
	2007	2006	2007	2006
Service cost (benefits earned during the period)	$25.1	$26.6	$6.5	$6.2
Interest cost on benefit obligation	44.6	42.5	10.9	8.7
Assumed return on plan assets	(52.1)	(49.6)	--	--
Amortization of prior service cost and net actuarial losses	21.3	28.5	4.1	1.3
FAS 88 Settlement	19.0	--	--	--
Expense for defined benefit plans	57.9	48.0	21.5	16.2
Cash contributed to multi-employer plans	4.2	3.9	--	--
Cash contributed to defined contribution plans	5.2	4.7	--	--
Total quarterly expense	$67.3	$56.6	$21.5	$16.2

In order to enhance the funded status of its defined benefit pension plans, the company made discretionary pension contributions of $85 million in January 2007 and $214 million in January 2006. These contributions were in addition to the company’s required pension funding.
In the first quarter, the company recognized previously deferred actuarial losses resulting from the retirement of certain executive officers in the fourth quarter 2006, in accordance with FAS 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans.” The company recognized the FAS 88 impact in the first quarter of 2007 because these individuals retired subsequent to the company’s pension accounting measurement date of October 1, 2006.

10.	Uncertain Tax Positions
Effective January 1, 2007, Anheuser-Busch adopted FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” On adoption, the company had $96.8 million in gross unrecognized tax benefits, resulting in $45.9 million of net uncertain tax benefit positions that would reduce the company’s effective income tax rate if recognized. To comply with FIN 48, Anheuser-Busch reclassified $102.6 million of tax liabilities from current to noncurrent on the balance sheet and also separately recognized $53.1 million of deferred tax assets which had previously been netted against tax liabilities. The company made no adjustments to retained earnings related to the adoption and anticipates no significant changes to the amount of unrecognized tax benefits in the next 12 months.
The company’s policy is to accrue interest related to potential underpayment of income taxes within the provision for income taxes. The liability for accrued interest totaled $7.8 million as of January 1, 2007. Interest is computed on the difference between the company’s uncertain tax benefit positions under FIN 48 and the amount deducted or expected to be deducted in the company’s tax returns.
The principal jurisdictions for which Anheuser-Busch files income tax returns are U.S. federal and the various city, state, and international locations where the company has operations. The company participates in the IRS Compliance Assurance Process program for the examination of U.S. federal income tax returns, and examinations are substantively complete through 2005. City and state examinations are substantially complete through 2001. The status of international tax examinations varies by jurisdiction. The company does not anticipate any material adjustments to its financial statements resulting from tax examinations currently in progress.

11.	Equity Investment in Grupo Modelo
Summary financial information for Anheuser-Busch’s equity investee Grupo Modelo for the first quarter of 2007 and 2006 is presented below (in millions). The amounts shown represent 100% of Modelo’s consolidated operating results and financial position based on U.S. generally accepted accounting principles on a one-month lag basis, and include the impact of the company’s purchase accounting adjustments.
	First Quarter Ended March 31,
	2007	2006
Cash and marketable securities	$2,020.3	$1,790.5
Other current assets	$1,361.8	$989.4
Non-current assets	$4,715.9	$4,644.3
Current liabilities	$623.3	$382.2
Non-current liabilities	$323.9	$367.0
Gross sales	$1,431.0	$1,233.0
Net sales	$1,332.4	$1,142.4
Gross profit	$716.3	$605.4
Minority interest	$43.5	$0.3
Net income	$312.7	$241.9

Management’s Discussion and Analysis of Operations and Financial Condition
This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Anheuser-Busch Companies, Inc. for the first quarter ended March 31, 2007, compared to the first quarter ended March 31, 2006, and the year ended December 31, 2006. This discussion should be read in conjunction with the consolidated financial statements and notes included in the company's annual report to shareholders for the year ended December 31, 2006.
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
Results of Operations
Anheuser-Busch reported improved sales and earnings for the first quarter 2007, with consolidated net sales increasing 2.7% and diluted earnings per share up 4.7%. The company is encouraged by its progress on key initiatives during the first quarter. Domestic beer price increases and discount reductions were successfully implemented earlier this year and the pricing environment continues to be favorable. Cost reduction efforts have lessened the impact of ongoing cost pressures and consolidated gross profit margin improved during the quarter. The transition of the InBev European brands into Anheuser-Busch’s wholesaler system is ahead of schedule and good progress has been made implementing other import and energy drink alliances. The international segment, led by Grupo Modelo, continues to make a significant contribution to earnings growth. These factors, combined with marketing and selling initiatives, provide a good foundation for accelerated earnings growth in 2007.
Beer Sales Results
Following is a summary and discussion of the company’s beer volume and sales results for the first quarter 2007 compared with the first quarter 2006.

Beer Volume (millions of barrels)
	First Quarter		2007 vs. 2006
	2007	2006	Barrels	%
Domestic	25.7	25.6	Up 0.1	Up 0.5%
International	5.2	4.8	Up 0.4	Up 8.7%
Worldwide A-B Brands	30.9	30.4	Up 0.5	Up 1.8%
Equity Partner Brands	6.7	6.4	Up 0.3	Up 4.1%
Total Brands	37.6	36.8	Up 0.8	Up 2.2%

Domestic beer volume represents beer shipped within the U.S., which includes both the company’s domestically-produced brands and imported brands. U.S. beer shipments-to-wholesalers increased 0.5% for the first quarter 2007, with acquired and import brands contributing 1.2 points to overall growth. Sales-to-retailers were up 0.1%, including a contribution of 1.7 points of growth from acquired and import brands. Wholesaler inventories at the end of the quarter were about one-half of a day lower than the first quarter 2006. In February the company became the exclusive importer of select InBev European brands.
The company’s estimated domestic market share (excluding exports) for the first quarter 2007 was 50.2%, compared to prior year market share of 50.9%. Domestic market share is based on estimated U.S. beer industry shipment volume using information provided by the Beer Institute and the U.S. Department of Commerce.
International volume consisting of Anheuser-Busch brands produced overseas by company-owned breweries and under license and contract brewing agreements, plus exports from the company’s U.S. breweries, increased 8.7% for the first quarter 2007 driven primarily by sales in China and Canada. Worldwide Anheuser-Busch brands volume is comprised of domestic volume and international volume and rose 1.8%, to 30.9 million barrels.

Equity partner brands volume, representing the company’s share of its equity partners’ volume reported on a one-month lag, increased 4.1% for the first quarter of 2007 due to increased volume from Grupo Modelo and Tsingtao.
Total brands volume, which combines worldwide Anheuser-Busch brand volume with equity partner brands volume was up 2.2%, to 37.6 million barrels in the first quarter.
First Quarter 2007 Financial Results
Following is a summary and discussion of key operating results for the first quarter 2007 versus 2006.

$ in millions, except per share	First Quarter		2007 vs. 2006
	2007	2006	$	%
Gross Sales	$4,406	$4,296	Up $110	Up 2.5%
Net Sales	$3,858	$3,756	Up $102	Up 2.7%
Income Before Income Taxes	$596	$615	Dn $19	Dn 3.1%
Equity Income	$159	$122	Up $37	Up 30.3%
Net Income	$518	$499	Up $19	Up 3.7%
Diluted Earnings per Share	$.67	$.64	Up $.03	Up 4.7%

Anheuser-Busch reported gross sales of $4.4 billion during the first quarter 2007, an increase of 2.5%. Net sales were $3.9 billion, an increase of 2.7%. The difference between gross and net sales in 2007 reflects beer excise taxes of $548 million.
The increases in both gross and net sales were due to sales increases for U.S. and international beer and entertainment operations. U.S. beer segment net sales increased 3.6% on improved revenue per barrel and increased sales volume. International beer net sales increased 8.5% primarily due to volume increases in China and Canada. Packaging operations net sales declined 7.7% due to lower can and recycling volume, while entertainment segment sales were up 8.4% on increased attendance and higher ticket pricing.
U.S. beer revenue per barrel was up 2.3% on successful implementation of price increases and discount reductions on the majority of the company’s domestic volume during the first quarter and favorable mix from import sales. Revenue per barrel growth accounted for $88 million of the first quarter U.S. beer net sales growth, while higher volume contributed $15 million. Revenue per barrel is calculated as net sales generated by the company’s U.S. beer operations on barrels of beer sold, determined on a U.S. GAAP basis, divided by the total volume of beer shipped to U.S. wholesalers.
Cost of sales for the first quarter 2007 was $2.5 billion, an increase of $57 million, or 2.4%. The increase in cost of sales is primarily attributable to increased costs associated with higher U.S. and international beer volume of $34 million and $8 million, respectively, increased costs for U.S. beer packaging materials, and higher labor and operating costs for entertainment operations, partially offset by lower energy costs and lower cost of sales for packaging operations due to lower volume. Consolidated gross profit as a percentage of net sales was 35.9% for the first quarter, up 30 basis points.
Marketing, distribution and administrative expenses were $666 million, an increase of $50 million, or 8.1% for the first quarter. This increase is due to higher U.S. beer marketing costs, both to support trademark brands and incremental marketing and selling expense on the company’s new import beer portfolio, increased marketing costs in China, higher delivery costs for company-owned beer wholesalerships, and increased administrative expenses. Administrative expenses for the first quarter include a FAS 88 charge and an asset disposition gain.
Operating income was $718 million, a decrease of $4 million, or 0.6% for the first quarter 2007 due to higher cost of sales and marketing expense offsetting increases in net sales. Operating margin for the quarter decreased 60 basis points, to 18.6%.
Interest expense less interest income was $119 million for the first quarter 2007, an increase of $5 million, or 4% due to higher average interest rates partially offset by lower average debt outstanding. Interest capitalized of $3.5 million in the first quarter 2007 was down slightly due to the timing of qualifying capital spending.
Other income/expense, net reflects the impact of numerous items not directly related to the company’s operations. For the first quarter of 2007, the company had other expense of $6 million, compared to other income of $4 million in 2006.
Income before income taxes for the first quarter 2007 was $596 million, a decrease of $19 million, or 3.1% due primarily to lower profits in U.S. and international beer and higher net interest expense. U.S. beer pretax profits declined $12 million primarily due to higher packaging materials and marketing expenses offsetting improved revenue per barrel and higher beer volume. International beer pretax income was down $5 million primarily due to lower results in the United Kingdom, partially offset by increased profits in China and

Canada. Packaging segment pretax profits were up $6 million on increased profits from all of its business, led by aluminum recycling operations. Entertainment segment pretax results were down slightly versus prior year.
Equity income increased $37 million, or 30% in the first quarter 2007 primarily from improved Grupo Modelo earnings from higher domestic volume and benefits associated with the new Crown import and distribution joint venture. Equity income includes a $17 million benefit from the return of an advertising fund that was part of a prior import contract, partially offset by a timing change in the recognition of Modelo’s export sales to the U.S.
Anheuser-Busch’s effective tax rate was 39.9% in the first quarter 2007, an increase of 110 basis points primarily due to higher taxes on foreign earnings. Net income of $518 million in the first quarter of 2007 represented an increase of $18 million, or 3.7%. Diluted earnings per share were $.67, up $.03 from prior year, or 4.7%. Earnings per share benefited from the repurchase of more than nine million shares in the first quarter under the company’s on-going share repurchase program.
Liquidity and Financial Condition
Cash at March 31, 2007 was $274 million, an increase of $55 million from the December 31, 2006 balance. See the consolidated statement of cash flows for detailed information. The primary source of the company’s cash flow is cash generated by operations. Principal uses of cash are capital expenditures, share repurchase, dividends and business investments. Cash generated by the company’s business segments is projected to exceed funding requirements for each segment’s anticipated capital spending. The net issuance of debt provides an additional source of cash as necessary for share repurchase, dividends and business investments. The nature, extent and timing of debt financing vary depending on the company’s evaluation of existing market conditions and other factors.
The company generated operating cash flow before the change in working capital of $556 million for the first quarter 2007, an increase of $115 million due primarily to the difference in first quarter discretionary contributions made to the company’s defined benefit pension plans. In 2007, the company contributed $85 million compared to $214 million in 2006. Discretionary pension contributions are made in addition to the company’s required annual pension funding, which is estimated to be $58 million in 2007. Working capital increased $240 million due to first quarter 2007 bonus payments and higher inventories and receivables. There have been only normal and recurring changes in the company’s cash commitments since December 31, 2006.
Capital expenditures during the first quarter 2007 were $154 million, compared to $159 million for the first quarter 2006. Full year 2007 capital expenditures are expected to be approximately $950 million. Acquisition spending for the first quarter relates primarily to the acquisition by company-owned beer wholesale operations of exclusive distribution rights for the InBev European brand portfolio in certain markets.
At its April 2007 meeting, the Board of Directors declared a regular quarterly dividend of $.295 per share on outstanding shares of the company’s common stock, payable June 11, 2007 to shareholders of record May 9, 2007. The dividend rate for the comparable 2006 period was $.27 per share.
The company’s debt balance increased a net $623 million since December 31, 2006, compared to a net increase of $155 million during the first quarter 2006. The details of the quarterly changes in debt are outlined below (in millions).

Description	Amount	Interest Rate (Fixed Unless Noted)
First Three Months of 2007
Increases:
U.S. Dollar Notes	$317.3	$300.0 at 5.6% and $17.3 at 5.54%
Commercial Paper	264.2	5.38% Wtd. avg., floating
Other, net	41.9	Various
Total increases	623.4
Decreases:
Other, net	(0.7)	Various
Net increase in debt	$622.7

First Three Months of 2006
Increases:
U.S. Dollar Debentures	$300.0	5.75%
Other, net	1.0	Various
Total increases	301.0
Decreases:
Commercial Paper	(136.9)	4.53% Wtd. avg., floating
Other, net	(8.8)	Various
Total decreases	(145.7)
Net increase in debt	$155.3

The company has $1.1 billion of debt available for issuance through existing SEC shelf registrations.
The company’s commercial paper borrowings of $923 million at March 31, 2007 were classified as long-term, since commercial paper is maintained on a long-term basis with on-going support provided by the company's $2 billion revolving credit agreement. The company’s quarter-end interest rate for commercial paper borrowing was 5.39%.

Item 3. Disclosures About Market Risks
The company’s derivatives holdings fluctuate during the year based on normal and recurring changes in purchasing and production activity. Since December 31, 2006, there have been no significant changes in the company’s interest rate, foreign currency or commodity exposures. There have been no changes in the types of derivative instruments used to hedge the company’s exposures.

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
The chief executive officer and chief financial officer evaluated the company’s disclosure controls and procedures as of the end of the quarter ended March 31, 2007 and have concluded that they are effective as of March 31, 2007 in providing reasonable assurance that such information is identified and communicated on a timely basis. Additionally, there were no changes in the company’s internal control over financial reporting during the quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
On September 19, 2006, one of the Company’s cansheet suppliers, Novelis Corporation (“Novelis”), instituted a lawsuit seeking relief from continued performance of its obligations under its cansheet supply agreement with the Company. This action is being heard in federal court in the Northern District of Ohio. The Company believes that the assertions of Novelis are without merit, intends to vigorously defend its rights under the cansheet supply agreement and expects to prevail in the litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 3, 2007, the company issued out of treasury shares a total of 3,900 shares of the Company’s common stock ($1 par value) to four members of the Board of Directors of the company in lieu of cash for all or a portion of those members’ 2007 annual retainer fee pursuant to the company’s Non-Employee Director Elective Stock Acquisition Plan. These transactions were exempt from registration and prospectus delivery requirements of the Securities Act of 1933 pursuant to Section 4(2) of the Act.
Following are the Company’s monthly common stock purchases during the first quarter 2007 (in millions, except per share):
	Shares	Avg. Price
Shares Remaining Authorized Under Disclosed Repurchase Programs at December 31, 2006	114.7

Share Repurchases
January	2.4	$50.12
February	3.6	$50.49
March	3.4	$49.30
Total First Quarter 2007 Repurchases	9.4

Shares Remaining Authorized Under Disclosed Repurchase Programs at March 31, 2007	105.3

All shares are repurchased under Board of Directors authorization. In December 2006, the Board authorized a new program to repurchase 100 million shares. This program is in addition to the program to repurchase 100 million shares that was authorized in March 2003. There is no prescribed termination date for any stock repurchase program. The numbers of shares shown include shares delivered to the company to exercise stock options.

Item 4. Submission of Matters to a Vote of Security Holders
At the Annual Meeting of Stockholders of the Company held April 25, 2007, the following matters were voted on:

1.	Election of August A. Busch III, August A. Busch IV, Carlos Fernandez G., James R. Jones, Andrew C. Taylor and Douglas A. Warner III to serve as directors of the company for a term of one year.
	For	Withheld
August A. Busch III	654,652,737	17,512,601
August A. Busch IV	654,083,409	18,081,929
Carlos Fernandez G.	638,730,334	33,435,004
James R. Jones	655,982,782	16,182,556
Andrew C. Taylor	655,103,978	17,061,360
Douglas A. Warner III	654,985,139	17,180,199

2.	Approve the 2007 Equity and Incentive Plan
For	477,488,405
Against	79,492,619
Abstain	8,164,390
Non-Votes	107,019,924

3.	Approve the Global Employee Stock Purchase Plan
For	540,633,403
Against	18,177,431
Abstain	6,334,879
Non-Votes	107,019,625

4.	Approve the appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm for 2007
For	661,143,563
Against	5,734,567
Abstain	5,287,208
Non-Votes	0

Item 6. Exhibits

Exhibit	Description

10.32	Form of Notice of Award and Information Memorandum under Anheuser-Busch Companies, Inc. 2006 Restricted Plan for Non-Employee Directors.

10.33	Form of Notice of Award and Information Memorandum under Anheuser-Busch Companies, Inc. 2006 Restricted Stock Plan for Non-Employee Director who is a citizen of Mexico.

12	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANHEUSER-BUSCH COMPANIES, INC. (Registrant)

/s/ W. Randolph Baker
W. Randolph Baker Vice President and Chief Financial Officer (Chief Financial Officer) April 27, 2007

/s/ John F. Kelly
John F. Kelly Vice President and Controller (Chief Accounting Officer) April 27, 2007