Form 10-K/A
period 2006-12-31
ANHEUSER-BUSCH COMPANIES, INC.
filed 2007-05-29
CIK 310569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment 1)

☒	Annual Report Under Section 13 Or 15(D) Of The Securities Exchange Act Of 1934 For The Fiscal Year Ended December 31, 2006

☐	Transition Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934 For The Transition Period From ____________ To ____________

Commission File Number: 1-7823

ANHEUSER-BUSCH COMPANIES, INC.
(Exact Name of Registrant As Specified In Its Charter)

DELAWARE	43-1162835
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Busch Place, St. Louis, Missouri	63118
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 314-577-2000

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
Common Stock - $1 par value	New York Stock Exchange
6 ½% Debentures Due January 1, 2028	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ✓ No ___

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ___ No ✓

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days. Yes ✓ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.
Large Accelerated Filer ☒	Accelerated Filer ☐	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No ✓

As of June 30, 2006, the aggregate market value of the voting stock held by non-affiliates of the registrant was $34,813,079,586.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

$1 Par Value Common Stock - 762,886,140 shares as of February 15, 2007

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Annual Report to Shareholders for the Year Ended December 31, 2006	PART I and PART II
Portions of Definitive Proxy Statement for Annual Meeting of Stockholders on April 25, 2007	PART III
Available on the Web at www.anheuser-busch.com

Item 8.  Financial Statements and Supplementary Data

Included as Exhibit 99 to this Form 10-K/A are the consolidated financial statements and related footnotes (collectively, “the financial statements”) of the company’s non-controlled affiliate, Grupo Modelo, S.A.B. de C.V. Anheuser-Busch is required to include the Modelo financial statements in Form 10-K/A due to Modelo meeting certain tests of significance under SEC Rule S-X 3-09.
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
See Note 19 of the audited Modelo financial statements for a discussion of the principal differences between Mexican GAAP and U.S. GAAP.

Item 15. Exhibits, Financial Statement Schedules

Item 15 on pages 19 through 22 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2006 is amended by the addition of the following exhibits:

Exhibit 23.1 -	Consent of Independent Registered Public Accounting Firm.
Exhibit 31.3 -	Certification of Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act.
Exhibit 31.4 -	Certification of Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act.
Exhibit 32.3 -	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.4 -	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 99 -	Audited Consolidated Financial Statements of Grupo Modelo, S.A.B. de C.V. and Subsidiaries

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANHEUSER-BUSCH COMPANIES, INC.
(Registrant)

By /s/ W. Randolph Baker
W. Randolph Baker Vice President and Chief Financial Officer

Date: May 29, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:
August A. Busch IV*
President and Chief Executive Officer

Principal Financial Officer:
W. Randolph Baker
Vice President and Chief Financial Officer

Principal Accounting Officer:
John F. Kelly*
Vice President and Controller

/s/ W. Randolph Baker
(W. Randolph Baker, as attorney-in-fact and on his own behalf as Principal Financial Officer)

Date: May 29, 2007

Directors:
August A. Busch IV*	Vernon R. Loucks, Jr.*
Patrick T. Stokes*	Vilma S. Martinez*
August A. Busch III*	William Porter Payne*
Carlos Fernandez G.*	Joyce M. Roché*
James J. Forese*	Henry Hugh Shelton*
John E. Jacob*	Andrew C. Taylor*
James R. Jones*	Douglas A. Warner III*
Charles F. Knight*	Edward E. Whitacre, Jr.*
* by power of attorney

Exhibit Index

Exhibit 23.1 -	Consent of Independent Registered Public Accounting Firm.
Exhibit 31.3 -	Certification of Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act.
Exhibit 31.4 -	Certification of Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act.
Exhibit 32.3 -	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.4 -	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 99 -	Audited Consolidated Financial Statements of Grupo Modelo, S.A.B. de C.V. and Subsidiaries