Form 10-Q
period 2007-06-30
ANHEUSER-BUSCH COMPANIES, INC.
filed 2007-07-27
CIK 310569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER:   1-7823

ANHEUSER-BUSCH COMPANIES, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	43-1162835
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

$1 Par Value Common Stock – 749,568,124 shares as of June 30, 2007.

Anheuser-Busch Companies, Inc. and Subsidiaries
Consolidated Balance Sheet (Unaudited)

In millions, except per share	June 30, 2007	Dec. 31, 2006
Assets
Current Assets:
Cash	$303.1	$219.2
Accounts receivable	1,046.7	720.2
Inventories	699.6	694.9
Other current assets	203.6	195.2
Total current assets	2,253.0	1,829.5
Investments in affiliated companies	3,721.2	3,680.3
Plant and equipment, net	8,830.2	8,916.1
Intangible assets, including goodwill of $1,094.4 and $1,077.8	1,451.3	1,367.2
Other assets	610.4	584.1
Total Assets	$16,866.1	$16,377.2

Liabilities and Shareholders Equity
Current Liabilities:
Accounts payable	$1,400.8	$1,426.3
Accrued salaries, wages and benefits	301.2	342.8
Accrued taxes	309.6	133.9
Accrued interest	131.6	124.2
Other current liabilities	282.0	218.9
Total current liabilities	2,425.2	2,246.1
Retirement benefits	1,153.4	1,191.5
Debt	7,953.9	7,653.5
Deferred income taxes	1,187.0	1,194.5
Other long-term liabilities	238.0	152.9
Shareholders Equity:
Common stock, $1.00 par value, authorized 1.6 billion shares	1,479.7	1,473.7
Capital in excess of par value	3,178.4	2,962.5
Retained earnings	17,487.4	16,741.0
Treasury stock, at cost	(17,138.9)	(16,007.7)
Accumulated non-owner changes in equity	(1,098.0)	(1,230.8)
Total Shareholders Equity	3,908.6	3,938.7
Commitments and contingencies	--	--
Total Liabilities and Shareholders Equity	$16,866.1	$16,377.2

See the accompanying footnotes on pages 5 to 12.

Anheuser-Busch Companies, Inc. and Subsidiaries
Consolidated Statement of Income (Unaudited)
	Second Quarter Ended June 30,		Six Months Ended June 30,
In millions, except per share	2007	2006	2007	2006
Gross sales	$5,126.2	$4,854.0	$9,531.8	$9,150.3
Excise taxes	(610.8)	(598.0)	(1,158.0)	(1,138.7)
Net Sales	4,515.4	4,256.0	8,373.8	8,011.6
Cost of sales	(2,857.9)	(2,660.7)	(5,332.6)	(5,078.4)
Gross profit	1,657.5	1,595.3	3,041.2	2,933.2
Marketing, distribution and administrative expenses	(756.2)	(714.3)	(1,421.9)	(1,330.0)
Operating income	901.3	881.0	1,619.3	1,603.2
Interest expense	(119.7)	(115.2)	(239.6)	(230.3)
Interest capitalized	4.2	5.0	7.7	9.0
Interest income	1.5	0.2	2.0	0.8
Other income/(expense), net	9.6	(6.8)	3.7	(3.1)
Income before income taxes	796.9	764.2	1,393.1	1,379.6
Provision for income taxes	(314.6)	(296.8)	(552.7)	(535.4)
Equity income, net of tax	194.7	170.4	354.1	292.8
Net income	$677.0	$637.8	$1,194.5	$1,137.0

Basic earnings per share	$.90	$.83	$1.57	$1.47
Diluted earnings per share	$.88	$.82	$1.55	$1.46

Weighted average shares outstanding
Basic	754.8	769.8	759.2	773.0
Diluted	765.1	777.0	770.3	778.8

See the accompanying footnotes on pages 5 to 12.

Anheuser-Busch Companies, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)

	Six Months
In millions	Ended June 30,
	2007	2006
Cash flow from operating activities:
Net income	$1,194.5	$1,137.0
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	494.2	490.0
Decrease in deferred income taxes	(39.2)	(34.7)
Stock-based compensation expense	31.3	35.1
Undistributed earnings of affiliated companies	49.0	(52.8)
Gain on sale of business	(16.0)	--
Other, net	16.8	(139.3)
Operating cash flow before the change in working capital	1,730.6	1,435.3
Increase in working capital	(117.5)	(55.8)
Cash provided by operating activities	1,613.1	1,379.5

Cash flow from investing activities:
Capital expenditures	(346.2)	(318.1)
Acquisitions	(84.6)	(82.3)
Proceeds from sale of business	16.2	--
Cash used for investing activities	(414.6)	(400.4)

Cash flow from financing activities:
Increase in debt	333.2	300.9
Decrease in debt	(71.5)	(437.9)
Dividends paid to shareholders	(448.1)	(417.8)
Acquisition of treasury stock	(1,131.4)	(467.8)
Shares issued under stock plans	203.2	40.2
Cash used for financing activities	(1,114.6)	(982.4)
Net increase / (decrease) in cash during the period	83.9	(3.3)
Cash, beginning of period	219.2	225.8
Cash, end of period	$303.1	$222.5

See the accompanying footnotes on pages 5 to 12.

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
2. Business Segments Information
Comparative business segments information for the second quarter and first six months ended June 30 (in millions):

2nd Quarter	U.S. Beer	International Beer	Packaging	Entertainment	Corporate & Elims	Consolidated
2007
Gross Sales	$3,749.1	349.3	744.9	400.6	(117.7)	$5,126.2
Net Sales:
- Intersegment	$0.9	0.2	249.7	-	(250.8)	$ -
- External	$3,208.1	278.4	495.2	400.6	133.1	$4,515.4
Income Before Income Taxes	$795.8	28.6	55.0	113.9	(196.4)	$796.9
Equity Income	$1.5	193.2	-	-	-	$194.7
Net Income	$494.9	210.9	34.1	70.6	(133.5)	$677.0

2006
Gross Sales	$3,528.5	339.9	714.7	369.4	(98.5)	$4,854.0
Net Sales:
- Intersegment	$0.8	-	243.3	-	(244.1)	$ -
- External	$3,001.8	267.7	471.4	369.4	145.7	$4,256.0
Income Before Income Taxes	$783.3	26.0	45.2	108.5	(198.8)	$764.2
Equity Income	$1.1	169.3	-	-	-	$170.4
Net Income	$486.8	185.4	28.0	67.3	(129.7)	$637.8

First Six Months	U.S. Beer	International Beer	Packaging	Entertainment	Corporate & Elims	Consolidated
2007
Gross Sales	$7,212.6	628.8	1,349.4	585.6	(244.6)	$9,531.8
Net Sales:
- Intersegment	$1.7	0.5	481.7	-	(483.9)	$-
- External	$6,167.5	513.7	867.7	585.6	239.3	$8,373.8
Income Before Income Taxes	$1,557.9	46.2	99.5	95.4	(405.9)	$1,393.1
Equity Income	$1.6	352.5	-	-	-	$354.1
Net Income	$967.5	381.1	61.7	59.1	(274.9)	$1,194.5

2006
Gross Sales	$6,886.2	597.0	1,344.1	540.1	(217.1)	$9,150.3
Net Sales:
- Intersegment	$1.5	-	469.2	-	(470.7)	$ -
- External	$5,858.3	484.6	874.9	540.1	253.7	$8,011.6
Income Before Income Taxes	$1,557.5	48.1	83.9	90.9	(400.8)	$1,379.6
Equity Income	$1.7	291.1	-	-	-	$292.8
Net Income	$967.4	320.9	52.0	56.4	(259.7)	$1,137.0

In 2007, the company changed reporting responsibility for certain administrative and technology support costs from Corporate to the U.S. beer segment. 2006 segment results have been updated to conform to this reporting convention.

3. Stock Compensation
Under the terms of the company’s stock option plans, officers, certain other employees and non-employee directors may be granted options to purchase the company’s common stock at a price equal to the New York Stock Exchange closing composite tape on the date the option is granted.  Options generally vest over three years and have a maximum term of 10 years. At June 30, 2007, existing stock plans authorized issuance of 140 million shares of common stock. The company has the choice of issuing either new shares or from treasury stock when options are exercised under employee stock compensation plans. Under the plan for the board of directors, shares are issued from treasury stock.
For financial reporting purposes, stock compensation expense is included in cost of sales and marketing, distribution and administrative expenses, depending on where the recipient’s cash compensation is reported, and is classified as a corporate item for business segments reporting.

Unrecognized stock compensation expense as of June 30, 2007 totaled $87 million, which will be recognized over a weighted average period of approximately 1.5 years.
The following table provides additional information regarding options outstanding and options that were exercisable as of June 30, 2007 (options and in-the-money values in millions).

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Wtd. Avg. Remaining Life	Wtd. Avg. Exercise Price	Pretax In-The- Money Value	Number	Wtd. Avg. Exercise Price	Pretax In-The- Money Value
$20 - $29	3.5	1.3 years	$28.78	$80.6	3.5	$28.78	$80.6
$30 - $39	6.7	2.3 years	$37.84	94.1	6.7	$37.84	94.1
$40 - $49	56.2	5.9 years	$46.49	332.1	40.3	$46.95	171.9
$50 - $53	27.7	6.3 years	$51.29	25.6	24.0	$51.44	25.6
$20 - $53	94.1	5.6 years	$46.64	$532.4	74.5	$46.74	$372.2

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

Second Quarter				First Six Months
2007		2006		2007		2006
Gains	Losses	Gains	Losses	Gains	Losses	Gains	Losses
$2.8	$4.3	--	$14.2	$6.5	$9.4	$0.5	$40.9

The company immediately recognizes in earnings any portion of derivative gains or losses that are not 100% effective at offsetting price changes in the underlying transactions.  Anheuser-Busch recognized net pretax losses due to this hedge ineffectiveness of $2.3 million for the second quarter of 2007 compared to net ineffective pretax losses of $0.7 million for the second quarter of 2006.  For the first six months, the company recognized net ineffective losses of $1.4 million in both 2007 and 2006.

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

	Second Quarter		First Six Months
	2007	2006	2007	2006
Basic weighted average shares	754.8	769.8	759.2	773.0
Diluted weighted average shares	765.1	777.0	770.3	778.8

6. Non-Owner Changes in Shareholders Equity
The components of accumulated non-owner changes in shareholders equity, net of applicable taxes, as of June 30, 2007 and December 31, 2006 follow (in millions):

	June 30, 2007	Dec. 31, 2006
Foreign currency translation loss	$(346.3)	$(452.2)
Deferred hedging gains / (losses)	(1.8)	2.1
Deferred securities valuation gains	1.1	1.3
Deferred retirement benefits costs	(751.0)	(782.0)
Accumulated non-owner changes in shareholders equity	$(1,098.0)	$(1,230.8)

Combined net income and non-owner changes in shareholders equity, net of applicable taxes, for the second quarter and first six months ended June 30 follows (in millions):

	Second Quarter		First Six Months
	2007	2006	2007	2006
Net income	$677.0	$637.8	$1,194.5	$1,137.0
Foreign currency translation gains / (losses)	147.0	(236.6)	105.9	(202.1)
Net change in deferred hedging losses	(7.0)	(2.8)	(3.9)	(3.4)
Net change in deferred securities valuation	0.2	0.6	(0.2)	1.0
Change in deferred retirement benefits costs	31.0	--	31.0	--
Combined net income and non-owner changes in shareholders equity	$848.2	$399.0	$1,327.3	$932.5

In its 2006 annual report on Form 10-K, the company disclosed combined net income and non-owner changes in shareholders equity of $1,648.2 million, which included the impact of recognizing certain deferred retirement benefits costs in accordance with FAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.”  Excluding these costs, combined net income and non-owner changes in shareholders equity for the year ended December 31, 2006 would have been $2,060.2 million.  The company plans to report combined net income and non-owner changes in shareholders equity for 2006 excluding the impact of FAS 158 adoption when it publishes its 2007 annual report on Form 10-K.

7. Inventories
The company’s inventories were comprised of the following as of June 30, 2007 and December 31, 2006 (in millions).

	June 30, 2007	Dec. 31, 2006
Raw Materials	$295.3	$385.6
Work-in-Process	120.1	110.8
Finished Goods	284.2	198.5
Total Inventories	$699.6	$694.9

8. Goodwill
Following is goodwill by business segment, as of June 30, 2007 and December 31, 2006 (in millions). Goodwill is included in either other assets or investment in affiliated companies, as appropriate, in the consolidated balance sheet. The change in goodwill during the first six months 2007 is primarily due to fluctuations in foreign currency exchange rates.

	June 30, 2007	Dec. 31, 2006
Domestic Beer	$21.2	$21.2
International Beer	1,311.6	1,283.0
Packaging	21.9	21.9
Entertainment	288.3	288.3
Total goodwill	$1,643.0	$1,614.4

9. Pension and Postretirement Health Care Expense
The components of expense for pensions and postretirement health care benefits are shown below for the second quarter and first six months of 2007 and 2006 (in millions). In order to enhance the funded status of its defined benefit pension plans, the company made discretionary pension contributions of $85 million and $214 million in January 2007 and 2006, respectively. These contributions are in addition to the company’s required pension funding for those years.
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

	Pensions
	Second Quarter		First Six Months
	2007	2006	2007	2006
Service cost (benefits earned during the period)	$25.0	$26.5	$50.1	$53.1
Interest cost on benefit obligation	44.7	42.5	89.3	85.0
Assumed return on plan assets	(52.2)	(49.6)	(104.3)	(99.2)
Amortization of prior service cost and net actuarial losses	21.4	28.5	42.7	57.0
FAS 88 Settlement	--	--	19.0	--
Expense for defined benefit plans	38.9	47.9	96.8	95.9
Cash contributed to multi-employer plans	4.0	4.0	8.2	7.9
Cash contributed to defined contribution plans	5.1	5.0	10.3	9.7
Total expense	$48.0	$56.9	$115.3	$113.5

	Postretirement Health Care
	Second Quarter		First Six Months
	2007	2006	2007	2006
Service cost (benefits earned during the period)	$6.9	$6.1	$13.4	$12.3
Interest cost on benefit obligation	11.7	8.7	22.6	17.4
Amortization of prior service cost and net actuarial losses	4.1	1.4	8.2	2.7
Total expense	$22.7	$16.2	$44.2	$32.4

10. Equity Investment in Grupo Modelo
Summary financial information for Anheuser-Busch’s equity investee Grupo Modelo for the second quarter and first six months of 2007 and 2006 is presented below (in millions). The amounts shown represent 100% of Modelo’s consolidated operating results and financial position based on U.S. generally accepted accounting principles on a one-month lag basis, and include the impact of the company’s purchase accounting adjustments.

	Results of Operations
	Second Quarter		First Six Months
	2007	2006	2007	2006
Gross sales	$1,843.8	$1,473.5	$3,274.8	$2,706.5
Net sales	$1,743.6	$1,374.3	$3,076.0	$2,516.7
Gross profit	$947.1	$733.5	$1,663.4	$1,338.9
Minority interest expense	$67.0	$0.5	$110.4	$0.8
Net income	$380.1	$331.8	$692.8	$573.7

	As of June 30
	2007	2006
Cash / marketable securities	$1,573.6	$1,617.6
Other current assets	$1,506.8	$946.7
Non-current assets	$4,937.7	$4,281.6
Current liabilities	$623.9	$466.1
Non-current liabilities	$368.8	$353.1

In June 2007, Grupo Modelo restructured its distribution operations in Mexico City and recognized related costs in its month of June results.  Anheuser-Busch reports its equity share of Modelo results on a one-month lag basis, and as such will report its share of Modelo’s June results, including the related restructuring costs, in the company’s third quarter.

11. Uncertain Tax Positions
Effective January 1, 2007, Anheuser-Busch adopted FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” On adoption, the company had $96.8 million in gross unrecognized tax benefits, resulting in $45.9 million of net uncertain tax benefit positions that would reduce the company’s effective income tax rate if recognized.  To comply with FIN 48, Anheuser-Busch reclassified $102.6 million of tax liabilities from current to noncurrent on the balance sheet and also separately recognized $53.1 million of deferred tax assets which had previously been netted against tax liabilities. The company made no adjustments to retained earnings related to adoption, there have been no material changes in the amount of unrecognized tax benefits since adoption, and the company anticipates no significant changes in the next 12 months.

The company’s policy is to accrue interest related to potential underpayment of income taxes within the provision for income taxes.  The liability for accrued interest totaled $7.8 million as of January 1, 2007. Interest is computed on the difference between the company’s uncertain tax benefit positions under FIN 48 and the amount deducted or expected to be deducted in the company’s tax returns.
The principal jurisdictions for which Anheuser-Busch files income tax returns are U.S. federal and the various city, state, and international locations where the company has operations. The company participates in the IRS Compliance Assurance Process program for the examination of U.S. federal income tax returns, and examinations are substantively complete through 2006.  City and state examinations are substantially complete through 2001. The status of international tax examinations varies by jurisdiction. The company does not anticipate any material adjustments to its financial statements resulting from tax examinations currently in progress.

Management’s Discussion and Analysis of Operations and Financial Condition
This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Anheuser-Busch Companies, Inc. for the second quarter and six months ended June 30, 2007, compared to the second quarter and first six months ended June 30, 2006, and the year ended December 31, 2006.  This discussion should be read in conjunction with the consolidated financial statements and notes included in the company's annual report to shareholders for the year ended December 31, 2006.
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

Results of Operations
Anheuser-Busch reported that second quarter 2007 net sales increased 6.1% and diluted earnings per share increased 7.3%.  For the first six months of 2007, net sales increased 4.5% and diluted earnings per share increased 6.2%. Led by U.S. beer operations, all of the company’s business segments reported improved earnings in the second quarter and Anheuser-Busch is on track to deliver accelerating earnings growth in the second half of the year. The positive outlook is based on a favorable pricing environment, the company’s broadened U.S. beer portfolio that provides access to high-margin growth opportunities, successful productivity improvement initiatives that are mitigating cost pressures and enhanced earnings contributions from the international beer segment, led by Grupo Modelo. Anheuser-Busch continues to target long term earnings per share growth in the 7% to 10% range, and expects the company’s 2007 earnings per share increase to exceed this range.
The second quarters of both 2007 and 2006 include one-time items that impact the comparability of reported operating results. In the second quarter of 2007, the company recorded a $16 million pretax gain ($.01 per share) on the sale of its remaining interest in its Spanish theme park investment and in the second quarter of 2006, Anheuser-Busch recognized a $7.8 million tax provision benefit due to the reduction of deferred income taxes resulting from state tax legislation in Texas.  Excluding the impact of these one-time items from both years, which the company believes allows a better comparison of underlying operating results, diluted earnings per share increased 7.4% for the second quarter and 6.2% for the first six months (see additional discussion on pages 17 through 19).

Beer Sales Results
Following is a summary and discussion of the company’s beer volume and sales results for the second quarter and first six months of 2007 versus comparable 2006 periods.

Reported Beer Volume (millions of barrels) for Periods Ended June 30
	Second Quarter			Six Months
		Versus 2006			Versus 2006
	2007	Barrels	%	2007	Barrels	%
U.S.	27.5	Up 0.6	Up 2.3%	53.3	Up 0.8	Up 1.5%
International	5.9	Up 0.1	Up 1.6%	11.1	Up 0.5	Up 4.8%
Worldwide A-B Brands	33.4	Up 0.7	Up 2.2%	64.4	Up 1.3	Up 2.0%
Int’l Equity Partner Brands	9.1	Up 0.6	Up 6.8%	15.7	Up 0.8	Up 5.6%
Total Brands	42.5	Up 1.3	Up 3.2%	80.1	Up 2.1	Up 2.7%

U.S. beer volume represents beer shipments to wholesalers in the United States. U.S. beer volume increased 2.3% for the second quarter, while sales-to-retailers increased 0.1%.  Import brands contributed 1.9 points of growth to shipments and 1.6 points to sales-to-retailers.
For the first six months of 2007, shipments-to-wholesalers increased 1.5%, and sales-to-retailers increased 0.1% with acquired and import brands contributing 1.7 points of growth to shipments and 1.6 points to sales-to-retailers.  Wholesaler inventories at the end of the second quarter were slightly higher than at the end of the second quarter 2006.
The company’s estimated U.S. beer market share for the first six months of 2007 was 48.8% compared to prior year market share of 48.9%.  Market share is based on estimated U.S. beer industry shipment volume using information provided by the Beer Institute and the U.S. Department of Commerce.
International volume consisting of Anheuser-Busch brands produced overseas by company-owned breweries and under license and contract brewing agreements, plus exports from the company’s U.S. breweries, increased 1.6% for the second quarter and 4.8% for the first half of 2007, driven primarily by volume increases in China, Canada and Mexico, partially offset by lower volume in the United Kingdom. Worldwide Anheuser-Busch brands volume is comprised of U.S. and international volume, and rose 2.2% for the second quarter and 2.0% year-to-date, to 33.4 million and 64.4 million barrels, respectively.
Equity partner brands volume, which represents the company’s share of its foreign equity partners’ volume reported on a one-month lag, increased 6.8% for the second quarter of 2007, to 9.1 million barrels, and increased 5.6% for the first six months to 15.7 million barrels, due to Modelo and Tsingtao volume growth in both periods. Total brands volume, which combines worldwide Anheuser-Busch brand volume with equity partner brands volume was 42.5 million barrels in the second quarter and 80.1 million barrels for the six months, up 3.2% and 2.7%, respectively.

2007 Financial Results
Following is a summary and discussion of key operating results for the second quarter and first six months of 2007 versus comparable 2006 periods.

$ in millions, except per share	Second Quarter		2007 vs. 2006
	2007	2007	$	%
Gross Sales	$5,126	$4,854	Up $272	Up 5.6%
Net Sales	$4,515	$4,256	Up $259	Up 6.1%
Income Before Income Taxes	$797	$764	Up $33	Up 4.3%
Equity Income	$195	$170	Up $25	Up 14.2%
Net Income	$677	$638	Up $39	Up 6.1%
Diluted Earnings per Share	$.88	$.82	Up $.06	Up 7.3%

$ in millions, except per share	First Six Months		2007 vs. 2006
	2007	2006	$	%
Gross Sales	$9,532	$9,150	Up $382	Up 4.2%
Net Sales	$8,374	$8,012	Up $362	Up 4.5%
Income Before Income Taxes	$1,393	$1,380	Up $13	Up 1.0%
Equity Income	$354	$293	Up $61	Up 20.9%
Net Income	$1,195	$1,137	Up $58	Up 5.1%
Diluted Earnings per Share	$1.55	$1.46	Up $.09	Up 6.2%

Anheuser-Busch reported gross sales of $5.1 billion during the second quarter 2007, an increase of $272 million, or 5.6%.  Gross sales increased 4.2%, or $382 million, to $9.5 billion for the first six months.  Net sales were $4.5 billion and $8.4 billion, increases of $259 million and $362 million, respectively, or 6.1% for the quarter and 4.5% year-to-date. The differences between gross and net sales in 2007 are due to beer excise taxes of $611 million and $1.2 billion, respectively.  The sales increases were driven by higher sales for all operating segments, with the exception of a year-to-date decline in packaging segment sales. For the second quarter and first six months, respectively, U.S. beer segment net sales increased 6.9%, or $206 million, and 5.3%, or $309 million on higher volume, increased revenue per barrel, higher promotional prices over the key summer holiday periods and favorable brand mix; international beer net sales increased 4% and 6% primarily due to volume gains in China, Canada and Mexico offset by declines in the United Kingdom; packaging operations net sales increased 5% for the second quarter on higher aluminum can and recycling revenues, but decreased 1% for the first six months on lower can manufacturing sales; and entertainment segment sales increased 8.4% in both periods due to increased attendance, higher ticket pricing and higher in-park spending.
 U.S. beer revenue per barrel was up 3.1% in the second quarter 2007 and grew 2.7% compared to the first half of 2006, due to the successful implementation of price increases and discount reductions on over half the company’s U.S. volume earlier in the year.  Revenue per barrel increases accounted for $128 million and $216 million, respectively, of the increases in U.S. beer net sales in the second quarter and first six months, while higher beer volume contributed $78 million and $93 million, respectively, to the increases for the same periods. Revenue per barrel is calculated as net sales generated by the company’s U.S. beer operations on barrels of beer sold, determined on a U.S. GAAP basis, divided by the total volume of beer shipped to U.S. wholesalers. Consistent with its pattern for pricing actions in recent years, the company expects to implement increases on the majority of its volume early next year, with a few selective increases in the fourth quarter 2007.  As in the past, pricing initiatives will be tailored to selected markets, brands and packages.
The cost of sales for the second quarter 2007 was $2.9 billion, an increase of $197 million, or 7.4%, and was up $254 million, or 5%, to $5.3 billion for the first six months.  The increases in cost of sales are primarily attributable to the costs associated with higher U.S. and international beer volume of $101 million and $8 million, respectively, for the second quarter and $132 million and $24 million, respectively, for the first six months.  Additional factors include increased costs for brewing and packaging materials and higher labor and operating costs for entertainment operations, partially offset by lower energy costs and lower packaging segment costs due to lower volumes. Gross profit as a percentage of net sales was 36.7% for the second quarter and 36.3% year-to-date, down 80 basis points and 30 basis points, respectively.
Marketing, distribution and administrative expenses were $756 million for the second quarter and $1.4 billion year-to-date, representing a $42 million increase for the quarter and a $92 million increase year-to-date. The changes versus prior year periods are due to higher U.S. beer marketing costs, including incremental marketing and selling expense for the company’s new import beer portfolio, increased marketing costs for entertainment operations, higher delivery costs for company-owned beer wholesalerships, and increased administrative expenses year-to-date. Administrative expenses for the first six months include a FAS 88 settlement charge and an asset disposition gain.
Operating income was $901 million, an increase of $20 million, or 2.3% for the second quarter 2007.  For the first six months of 2007, operating income was $1.6 billion, an increase of $16 million, or

1%. Operating margins declined 70 basis points for both the second quarter and first six months, to 20.0% and 19.3%, respectively.
Interest expense less interest income was $118 million for the second quarter and $238 million for the first six months of 2007, increases versus respective 2006 periods of $3 million and $8 million. The increases are due to higher interest rates combined with higher average outstanding debt during the quarter and higher interest rates partially offset by lower average debt balances year-to-date. Interest income was greater in both 2007 periods versus 2006.  Interest capitalized of $4.2 million in the second quarter and $7.7 million for the first six months was down slightly due to the timing of capital spending and project in-service dates.
Other income/(expense), net reflects the impact of numerous items not directly related to the company’s operations. For the second quarter of 2007, the company had other income of $9.6 million versus other expense of $6.8 million in 2006. Year-to-date the company recognized income of $3.7 million in 2007 compared to expense of $3.1 million.  Other income for the second quarter and first six months of 2007 includes the $16.0 million gain from the sale of the company’s remaining interest in its Spanish theme park investment. For business segment reporting purposes, the gain is reported as a corporate item.
Income before income taxes for the second quarter 2007 was $797 million, an increase of $33 million, or 4.3%, due to improved results for all segments. Year-to-date, pretax income was $1.4 billion, an increase of $13 million or 1%, primarily due to higher earnings from the packaging and entertainment segments partially offset by lower earnings for international beer operations and higher interest and administrative expenses. U.S. beer pretax profits improved $12.5 million in the second quarter and were essentially level with 2006 for the first six months, due to higher beer sales volume and increased pricing being offset by higher marketing expenses and beer production costs. International beer pretax income increased $2.6 million in the second quarter and decreased $1.9 million year-to-date on profit growth in China, Canada and Mexico plus lower marketing costs, partially offset by lower results in the United Kingdom in the quarter, and fully offset for the six months. Packaging segment pretax profits were up $9.8 million and $15.6 million, respectively, primarily due to increased profits from can manufacturing and aluminum recycling on improved pricing partially offset by lower volume, and increased label manufacturing earnings from higher volumes. Entertainment segment pretax profits grew $5.4 million and $4.5 million, respectively, due to increased attendance, increased ticket pricing and higher in-park spending partially offset by higher park operating costs in both periods.
Equity income of $195 million for the second quarter and $354 million year-to-date increased $25 million and $61 million, respectively, reflecting the benefit of improved Grupo Modelo earnings from higher volume and benefits associated with the new Crown import and distribution joint venture.  Equity income includes benefits of $12 million and $29 million, respectively, in the second quarter and for the first six months due to the return of advertising funds that were part of prior import contracts. The benefit for the first six months was partially offset by a timing change in the recognition of Modelo’s export sales to the U.S.
Anheuser-Busch’s effective income tax rate was 39.5% for the second quarter 2007 and 39.7% for the first six months, representing increases of 70 and 90 basis points, respectively, primarily due to higher taxes on foreign earnings and the favorable impact of the Texas state income tax legislation in 2006, partially offset by a step-up in the domestic manufacturing deduction in 2007. The effective tax rates for 2007 include a benefit from partial capital loss utilization.
Net income of $677 million in the second quarter of 2007 represented an increase of $39 million, or 6.1%.  Net income grew 5.1%, to $1.2 billion for the first six months of 2007. Diluted earnings per share were $.88 and $1.55, respectively, for the second quarter and first six months of 2007, representing increases of 7.3% and 6.2%, respectively.  Diluted earnings per share benefited from the repurchase of 22.4 million shares in the first six months under the company’s share repurchase program.
The company believes excluding the one-time gain from the sale of the Spanish theme park investment in 2007 and the favorable income tax benefit in 2006 provides more meaningful comparisons between periods. As shown in the following table, pretax income, net income and diluted earnings per share excluding these one-time items increased 2.2%, 5.9% and 7.4%, respectively for the second quarter, while the effective income tax rate decreased 40 basis points.  For the first six months, income before income taxes declined 0.2%, while net income, diluted earnings per share and the effective income tax rate increased 4.9%, 6.2% and 30 basis points, respectively.

($ in millions, except per share)	Income Before Income Taxes	Provision for Income Taxes	Net Income	Diluted Earnings Per Share	Effective Tax Rate
Second Quarter
2007
Reported	$796.9	$(314.6)	$677.0	$0.88	39.5%
Gain on Sale of Spanish Theme Park	(16.0)	6.1	(9.9)	(0.01)
Excluding One-Time Item	$780.9	$(308.5)	$667.1	$0.87	39.5%

2006
Reported	$764.2	$(296.8)	$637.8	$0.82	38.8%
Texas Income Tax Legislation Benefit	--	(7.8)	(7.8)	(0.01)
Excluding One-Time Item	$764.2	$(304.6)	$630.0	$0.81	39.9%

Percentage Change – 2007 vs. 2006
Reported	4.3%		6.1%	7.3%	70 pts
Excluding One-Time Items	2.2%		5.9%	7.4%	(40) pts

First Six Months
2007
Reported	$1,393.1	$(552.7)	$1,194.5	$1.55	39.7%
Gain on Sale of Spanish Theme Park	(16.0)	6.1	(9.9)	(0.01)
Excluding One-Time Item	$1,377.1	$(546.6)	$1,184.6	$1.54	39.7%

2006
Reported	$1,379.6	$(535.4)	$1,137.0	$1.46	38.8%
Texas Income Tax Legislation Benefit	--	(7.8)	(7.8)	(0.01)
Excluding One-Time Item	$1,379.6	$(543.2)	$1,129.2	$1.45	39.4%

Percentage Change – 2007 vs. 2006
Reported	1.0%		5.1%	6.2%	90 pts
Excluding One-Time Items	(0.2)%		4.9%	6.2%	30 pts

Liquidity and Financial Condition
The primary source of the company’s cash flow is generated by operations. Principal uses of cash are capital expenditures, share repurchase, dividends and business investments.  Cash generated by the company’s business segments is projected to exceed funding requirements for each segment’s anticipated capital spending.  The net issuance of debt provides an additional source of cash as necessary for share repurchasing, dividends and business investments. The nature, extent and timing of debt financing vary depending on the company’s evaluation of existing market conditions and other factors.

Cash at June 30, 2007 was $303 million, an increase of $84 million from the December 31, 2006 balance.  The company generated operating cash flow before the change in working capital of $1.7 billion for the first six months of 2007, an increase of $295 million due primarily to increased earnings, higher Grupo Modelo dividends and a lower discretionary defined benefit pension contribution in 2007, $85 million versus $214 million in 2006. See the consolidated statement of cash flows for additional information on the company’s sources and uses of cash.

The company’s debt balance increased $300 million in the first half of 2007 compared to a decrease of $136 million in 2006.  The changes in debt for the first half of 2007 and 2006 are summarized below (in millions).
Description	Amount	Interest Rate (Fixed Unless Noted)
First Six Months of 2007
Increases:
U.S. Dollar Notes	$317.3	$300.0 at 5.6% and $17.3 at 5.54%
Industrial Revenue Bonds	12.5	Various
Other, net	42.0	Various
Total increases	371.8

Decreases:
Commercial Paper	(69.2)	5.38% Wtd. avg., floating
Other, net	(2.2)	Various
Total decreases	(71.4)
Net Increase in Debt	$300.4

First Six Months of 2006
Increases:
U.S. dollar debentures	$300.0	5.75%
Other, net	6.9	Various
Total increases	306.9

Decreases:
Commercial Paper	(428.2)	4.77% Wtd. avg., floating
Other, net	(14.3)	Various
Total decreases	(442.5)
Net Decrease in Debt	($135.6)

As of June 30, 2007, the company has $1.05 billion of debt available for issuance through existing SEC shelf registrations.

The company’s commercial paper obligation of $589 million at June 30, 2007 is classified as long-term, since commercial paper is maintained on a long-term basis with on-going support provided by the company's $2 billion revolving credit agreement. The interest rates for commercial paper at June 30, 2007 and 2006 were 5.28% and 5.41%, respectively.
There have been only normal and recurring changes in the company’s cash commitments since December 31, 2006.
Capital expenditures during the second quarter 2007 were $192 million, compared to $159 million for the second quarter 2006.  Capital expenditures totaled $346 million and $318 million, respectively, for the first six months of 2007 and 2006.  Full year 2007 capital expenditures are expected to be in the range of $900 to $950 million.
At its July 2007 meeting, the Board of Directors increased the company’s regular quarterly dividend rate on outstanding shares of the company’s common stock 11.9%, to $.33 per share from $.295, payable September 10, 2007, to shareholders of record August 9, 2007.

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
The chief executive officer and chief financial officer evaluated the company’s disclosure controls and procedures as of the end of the quarter ended June 30, 2007 and have concluded that they are effective as of June 30, 2007 in providing reasonable assurance that such information is identified and communicated on a timely basis.  Additionally, there were no changes in the company’s internal control over financial reporting during the quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II – OTHER INFORMATION

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
Reference is made to the Company's 10-K for the fiscal year ended December 31, 2006, which provides a description of certain putative class action lawsuits filed against the Company.  On July 17, 2007, the U.S. Court of Appeals for the Sixth Circuit dismissed the Michigan and Ohio cases on the grounds that the plaintiffs lacked standing to sue and thus that the court lacked federal jurisdiction to hear the claims.  The court also held that the plaintiffs did not plead an injury and could not plead causation because the illegal activities involved in underage drinking were an intervening legal cause and consequently that the claim asserted by the plaintiffs was not redressable in court.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Following are the Company’s monthly common stock purchases during the second quarter 2007 (in millions, except per share). All shares are repurchased under Board of Directors authorization. The Board’s most recent authorization to repurchase 100 million shares occurred in December 2006. There is no prescribed termination date for this program. The numbers of shares shown include shares delivered to the company to exercise stock options.

	Shares	Avg. Price
Repurchases Remaining Authorized Under Disclosed Programs at March 31, 2007	105.3
Share Repurchases
April	1.1	$51.08
May	8.7	$50.13
June	3.1	$52.48
Total	12.9
Repurchases Remaining Authorized Under Disclosed Programs at June 30, 2007	92.4

Item 6. Exhibits

Exhibit	Description

12	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANHEUSER-BUSCH COMPANIES, INC. (Registrant)

/s/ W. Randolph Baker W. Randolph Baker Vice President and Chief Financial Officer (Chief Financial Officer) July 27, 2007

/s/ John F. Kelly John F. Kelly Vice President and Controller (Chief Accounting Officer) July 27, 2007