Form 10-Q
period 2007-09-30
ANHEUSER-BUSCH COMPANIES, INC.
filed 2007-10-26
CIK 310569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER:   1-7823

ANHEUSER-BUSCH COMPANIES, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	43-1162835
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

$1 Par Value Common Stock – 733,837,351 shares as of September 30, 2007.

        Anheuser-Busch Companies, Inc. and Subsidiaries
        Consolidated Balance Sheet (Unaudited)

	Sept. 30,	Dec. 31,
In millions, except per share	2007	2006
Assets
Current Assets:
Cash	$301.5	$219.2
Accounts receivable	1,048.8	720.2
Inventories	666.5	694.9
Other current assets	202.6	195.2
Total current assets	2,219.4	1,829.5
Investments in affiliated companies	3,817.5	3,680.3
Plant and equipment, net	8,773.1	8,916.1
Intangible assets, including goodwill of $1,112.5 and $1,077.8	1,472.4	1,367.2
Other assets	639.3	584.1
Total Assets	$16,921.7	$16,377.2

Liabilities and Shareholders Equity
Current Liabilities:
Accounts payable	$1,450.0	$1,426.3
Accrued salaries, wages and benefits	338.2	342.8
Accrued taxes	294.1	133.9
Accrued interest	117.8	124.2
Other current liabilities	240.5	218.9
Total current liabilities	2,440.6	2,246.1
Retirement benefits	1,165.8	1,191.5
Debt	8,344.2	7,653.5
Deferred income taxes	1,207.7	1,194.5
Other long-term liabilities	225.5	152.9
Shareholders Equity:
Common stock, $1.00 par value, authorized 1.6 billion shares	1,480.1	1,473.7
Capital in excess of par value	3,205.9	2,962.5
Retained earnings	17,950.3	16,741.0
Treasury stock, at cost	(17,942.4)	(16,007.7)
Accumulated non-owner changes in equity	(1,156.0)	(1,230.8)
Total Shareholders Equity	3,537.9	3,938.7
Commitments and contingencies	--	--
Total Liabilities and Shareholders Equity	$16,921.7	$16,377.2

See the accompanying footnotes on pages 5 to 12.

        Anheuser-Busch Companies, Inc. and Subsidiaries
        Consolidated Statement of Income (Unaudited)

	Third Quarter		Nine Months
	Ended September 30,		Ended September 30,
In millions, except per share	2007	2006	2007	2006
Gross sales	$5,237.4	$4,876.5	$14,769.2	$14,026.8
Excise taxes	(619.7)	(595.8)	(1,777.7)	(1,734.5)
Net Sales	4,617.7	4,280.7	12,991.5	12,292.3
Cost of sales	(2,868.5)	(2,644.6)	(8,201.1)	(7,723.0)
Gross profit	1,749.2	1,636.1	4,790.4	4,569.3
Marketing, distribution and administrative expenses	(777.4)	(738.2)	(2,199.3)	(2,068.2)
Gain on sale of distribution rights	26.5	--	26.5	--
Operating income	998.3	897.9	2,617.6	2,501.1
Interest expense	(119.4)	(111.3)	(359.0)	(341.6)
Interest capitalized	4.5	4.4	12.2	13.4
Interest income	0.7	0.6	2.7	1.4
Other income/(expense), net	(12.6)	0.9	(8.9)	(2.2)
Income before income taxes	871.5	792.5	2,264.6	2,172.1
Provision for income taxes	(350.0)	(311.5)	(902.7)	(846.9)
Equity income, net of tax	185.2	156.5	539.3	449.3
Net income	$706.7	$637.5	$1,901.2	$1,774.5

Basic earnings per share	$.96	$.83	$2.53	$2.30
Diluted earnings per share	$.95	$.82	$2.49	$2.28

See the accompanying footnotes on pages 5 to 12.

Anheuser-Busch Companies, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)

	Nine Months
In millions	Ended September 30,
	2007	2006
Cash flow from operating activities:
Net income	$1,901.2	$1,774.5
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	748.3	740.3
Decrease in deferred income taxes	(71.1)	(38.8)
Stock compensation expense	46.4	52.1
Undistributed earnings of affiliated companies	(126.0)	(202.2)
Gain on sale of business	(42.5)	--
Other, net	79.6	(131.2)
Operating cash flow before the change in working capital	2,535.9	2,194.7
(Increase) / Decrease in working capital	(83.4)	30.8
Cash provided by operating activities	2,452.5	2,225.5

Cash flow from investing activities:
Capital expenditures	(564.8)	(486.5)
Acquisitions	(84.7)	(82.3)
Proceeds from sale of business	41.6	--
Cash used for investing activities	(607.9)	(568.8)

Cash flow from financing activities:
Increase in debt	906.4	317.3
Decrease in debt	(257.8)	(902.8)
Dividends paid to shareholders	(691.8)	(645.0)
Acquisition of treasury stock	(1,934.9)	(580.2)
Shares issued under stock plans	215.8	119.4
Cash used for financing activities	(1,762.3)	(1,691.3)
Net increase / (decrease) in cash during the period	82.3	(34.6)
Cash, beginning of period	219.2	225.8
Cash, end of period	$301.5	$191.2

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

2.   Business Segments Information
Following is comparative business segments information for the third quarter and nine months ended September 30 (in millions):
Third Quarter	U.S. Beer	International Beer	Packaging	Entertainment	Corporate & Elims	Consolidated
2007
Gross Sales	$3,810.0	373.7	698.6	479.5	(124.4)	$5,237.4
Net Sales:
- Intersegment	$0.8	0.1	256.9	--	(257.8)	$--
- External	$3,258.1	305.0	441.7	479.5	133.4	$4,617.7
Income Before Income Taxes	$814.4	33.7	50.6	175.0	(202.2)	$871.5
Equity Income	$1.8	183.4	--	--	--	$185.2
Net Income	$506.7	204.3	31.4	108.5	(144.2)	$706.7

2006
Gross Sales	$3,594.2	319.1	641.8	444.4	(123.0)	$4,876.5
Net Sales:
- Intersegment	$0.7	--	240.4	--	(241.1)	$ --
- External	$3,054.9	262.0	401.4	444.4	118.0	$4,280.7
Income Before Income Taxes	$776.6	27.3	39.0	157.3	(207.7)	$792.5
Equity Income	$1.4	155.1	--	--	--	$156.5
Net Income	$482.8	172.0	24.2	97.5	(139.0)	$637.5

Nine Months	U.S. Beer	International Beer	Packaging	Entertainment	Corporate & Elims	Consolidated
2007
Gross Sales	$11,022.6	1,002.5	2,048.0	1,065.1	(369.0)	$14,769.2
Net Sales:
- Intersegment	$2.5	0.6	738.6	--	(741.7)	$--
- External	$9,425.6	818.7	1,309.4	1,065.1	372.7	$12,991.5
Income Before Income Taxes	$2,372.3	79.9	150.1	270.4	(608.1)	$2,264.6
Equity Income	$3.4	535.9	--	--	--	$539.3
Net Income	$1,474.2	585.4	93.1	167.6	(419.1)	$1,901.2

2006
Gross Sales	$10,480.4	916.1	1,985.9	984.5	(340.1)	$14,026.8
Net Sales:
- Intersegment	$2.2	--	709.6	--	(711.8)	$ --
- External	$8,913.2	746.6	1,276.3	984.5	371.7	$12,292.3
Income Before Income Taxes	$2,334.1	75.4	122.9	248.2	(608.5)	$2,172.1
Equity Income	$3.1	446.2	--	--	--	$449.3
Net Income	$1,450.2	492.9	76.2	153.9	(398.7)	$1,774.5

In 2007, the company changed management reporting responsibility for certain administrative and technology support costs from Corporate to the U.S. beer segment. 2006 segment results have been updated to conform to this reporting convention.

3.   Stock Compensation
Under the terms of the company’s stock option plans, officers, certain other employees and non-employee directors may be granted options to purchase the company’s common stock at a price equal to the New York Stock Exchange closing composite tape on the date the option is granted.  Options generally vest over three years and have a maximum term of 10 years. At September 30, 2007, existing stock plans authorized issuance of 140 million shares of common stock. The company has the choice of issuing either new shares or from treasury stock when options are exercised under employee stock compensation plans. Under the plan for the board of directors, shares are issued from treasury stock.
For financial reporting purposes, stock compensation expense is included in cost of sales and marketing, distribution and administrative expenses, depending on where the recipient’s cash compensation is reported, and is classified as a corporate item for business segments reporting. Unrecognized stock compensation expense as of September 30, 2007 totaled $72 million, which will be recognized over a weighted average period of approximately 1.5 years.
The following table provides additional information regarding options outstanding and options that were exercisable as of September 30, 2007 (options and in-the-money values in millions).

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Wtd. Avg. Remaining Life	Wtd. Avg. Exercise Price	Pretax In-The- Money Value	Number	Wtd. Avg. Exercise Price	Pretax In-The- Money Value
$20 - $29	3.2	1.0 years	$29.06	$67.4	3.2	$29.06	$67.4
$30 - $39	6.6	2.1 years	$37.84	78.6	6.6	$37.84	78.6
$40 - $49	56.1	5.7 years	$46.50	209.7	40.3	$46.95	94.0
$50 - $53	27.7	6.0 years	$51.29	--	24.1	$51.44	--
$20 - $53	93.6	5.3 years	$46.71	$355.7	74.2	$46.82	$240.0

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

Third Quarter				Nine Months
2007		2006		2007		2006
Gains	Losses	Gains	Losses	Gains	Losses	Gains	Losses
$4.9	$7.8	$5.4	$8.5	$11.4	$17.2	$5.9	$49.4

The company immediately recognizes in earnings any portion of derivative gains or losses that are not 100% effective at offsetting price changes in the underlying transactions.  Anheuser-Busch recognized net pretax gains due to this hedge ineffectiveness of $5.1 million for the third quarter of 2007 compared to net ineffective gains of $0.5 million for the third quarter of 2006.  For the nine months, the company recognized net ineffective gains of $3.7 million in 2007 and losses of $0.9 million in 2006.

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

	Third Quarter		Nine Months
	2007	2006	2007	2006
Basic weighted average shares	738.6	769.0	752.3	771.6
Diluted weighted average shares	745.4	775.9	763.0	778.0

6.   Non-Owner Changes in Shareholders Equity
The components of accumulated non-owner changes in shareholders equity, net of applicable taxes, as of September 30, 2007 and December 31, 2006 follow (in millions):

	Sept. 30, 2007	Dec. 31, 2006
Foreign currency translation loss	$(415.6)	$(452.2)
Deferred hedging gains / (losses)	(5.5)	2.1
Deferred securities valuation gains	0.6	1.3
Deferred retirement benefits costs	(735.5)	(782.0)
Accumulated non-owner changes in shareholders equity	$(1,156.0)	$(1,230.8)

Combined net income and non-owner changes in shareholders equity, net of applicable taxes, for the third quarter and nine months ended September 30 follows (in millions):
	Third Quarter		Nine Months
	2007	2006	2007	2006
Net income	$706.7	$637.5	$1,901.2	$1,774.5
Foreign currency translation gains / (losses)	(69.3)	130.9	36.6	(71.2)
Net change in deferred hedging gains / (losses)	(3.7)	--	(7.6)	(3.4)
Net change in deferred securities valuation	(0.5)	(0.7)	(0.7)	0.3
Change in deferred retirement benefits costs	15.5	--	46.5	--
Combined net income and non-owner changes in shareholders equity	$648.7	$767.7	$1,976.0	$1,700.2

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

7.   Inventories
The company’s inventories were comprised of the following as of September 30, 2007 and December 31, 2006 (in millions).

	Sept. 30, 2007	Dec. 31, 2006
Raw Materials	$294.3	$385.6
Work-in-Process	109.3	110.8
Finished Goods	262.9	198.5
Total Inventories	$666.5	$694.9

8.   Goodwill
Following is goodwill by business segment, as of September 30, 2007 and December 31, 2006 (in millions). Goodwill is included in either other assets or investment in affiliated companies, as appropriate, in the consolidated balance sheet. The change in goodwill during the nine months of 2007 is primarily due to fluctuations in foreign currency exchange rates.

	Sept. 30, 2007	Dec. 31, 2006
Domestic Beer	$21.2	$21.2
International Beer	1,315.3	1,283.0
Packaging	21.9	21.9
Entertainment	288.3	288.3
Total goodwill	$1,646.7	$1,614.4

9.   Pension and Postretirement Health Care Expense
The components of expense for pensions and postretirement health care benefits are shown below for the third quarter and nine months of 2007 and 2006 (in millions). In order to enhance the funded status of its defined benefit pension plans, the company made discretionary pension contributions of $85 million and $214 million in January 2007 and 2006, respectively. These contributions are in addition to the company’s required pension funding for those years.
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
	Pensions
	Third Quarter		Nine Months
	2007	2006	2007	2006
Service cost (benefits earned during the period)	$23.2	$26.6	$73.3	$79.7
Interest cost on benefit obligation	44.6	42.6	133.9	127.6
Assumed return on plan assets	(52.0)	(49.6)	(156.3)	(148.8)
Amortization of prior service cost and net actuarial losses	21.6	28.4	64.3	85.4
FAS 88 Settlement	--	--	19.0	--
Expense for defined benefit plans	37.4	48.0	134.2	143.9
Cash contributed to multi-employer plans	4.4	4.3	12.6	12.2
Cash contributed to defined contribution plans	5.6	4.9	15.9	14.6
Total expense	$47.4	$57.2	$162.7	$170.7

	Postretirement Health Care
	Third Quarter		Nine Months
	2007	2006	2007	2006
Service cost (benefits earned during the period)	$6.7	$6.2	$20.1	$18.5
Interest cost on benefit obligation	11.3	8.6	33.9	26.0
Amortization of prior service cost and net actuarial losses	4.1	1.3	12.3	4.0
Total expense	$22.1	$16.1	$66.3	$48.5

10. Equity Investment in Grupo Modelo
Summary financial information for Anheuser-Busch’s equity investee Grupo Modelo for the third quarter and nine months of 2007 and 2006 is presented below (in millions). The amounts shown represent 100% of Modelo’s consolidated operating results and financial position based on U.S. generally accepted accounting principles on a one-month lag basis, and include the impact of the company’s purchase accounting adjustments.

	Results of Operations
	Third Quarter		Nine Months
	2007	2006	2007	2006
Gross sales	$1,936.6	$1,391.2	$5,211.4	$4,097.7
Net sales	$1,818.9	$1,299.1	$4,894.9	$3,815.8
Gross profit	$962.7	$677.2	$2,626.1	$2,016.1
Minority interest expense	$83.8	$0.5	$194.2	$1.3
Net income	$340.5	$296.1	$1,033.3	$869.8

	As of September 30
	2007	2006
Cash / marketable securities	$1,871.9	$1,880.5
Other current assets	$1,394.8	$1,005.8
Non-current assets	$4,904.7	$4,524.5
Current liabilities	$702.7	$484.8
Non-current liabilities	$335.1	$366.2

On October 1, 2007, Mexico enacted an additional supplemental flat tax structure to its existing income tax requirements. Under the new structure, taxpayers will owe the greater of either the flat tax or the income tax. Anheuser-Busch is currently evaluating the impact of this new law.

11. Uncertain Tax Positions
Effective January 1, 2007, Anheuser-Busch adopted FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” On adoption, the company had $96.8 million in gross unrecognized tax benefits, resulting in $45.9 million of net uncertain tax benefit positions that would reduce the company’s effective income tax rate if recognized.  To comply with FIN 48, Anheuser-Busch reclassified $102.6 million of tax liabilities from current to noncurrent on the balance sheet and also separately recognized $53.1 million of deferred tax assets which had previously been netted against tax liabilities. The company made no adjustments to retained earnings related to adoption and there have been no material changes in the amount of unrecognized tax benefits since adoption. It is anticipated that settlements in foreign tax jurisdictions will reduce gross unrecognized tax benefits by approximately $12 million within the next 12 months.  Net unrecognized tax benefits are expected to remain unchanged due to the offset of U.S. foreign tax credits.

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

Management’s Discussion and Analysis of Operations and Financial Condition
This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Anheuser-Busch Companies, Inc. for the third quarter and nine months ended September 30, 2007, compared to the third quarter and nine months ended September 30, 2006, and the year ended December 31, 2006.  This discussion should be read in conjunction with the consolidated financial statements and notes included in the company's annual report to shareholders for the year ended December 31, 2006.
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

Results of Operations
Anheuser-Busch reported that third quarter 2007 net sales increased 7.9% and diluted earnings per share increased 15.9%.  For the nine months of 2007, net sales increased 5.7% and diluted earnings per share increased 9.2%. The company is pleased with its earnings performance this quarter, with all operating segments reporting higher sales and profits. Sales volume and revenue growth in the company’s U.S. beer business benefited from its broadened beer portfolio, with greater participation in the high end segment, and the wholesaler transition and supply issues encountered earlier this year regarding the InBev European brands have been resolved. Additionally, the earnings contribution from our international segment accelerated, led by Grupo Modelo.  The company continues to expect the full-year 2007 earnings per share increase to exceed our long term growth target of 7% to 10%.
The third quarter of 2007 includes normalization items that impact the comparability of reported operating results versus prior year. The company recorded a $26.5 million pretax gain ($.02 per share) on the sale of certain beer distribution rights in southern California and also incurred its pro rata share of a charge by Grupo Modelo for restructuring of its domestic distribution system and C-store closings.  Excluding the impact of these normalization items, which the company believes allows a better comparison of underlying operating results, diluted earnings per share increased 15.9% for the third quarter.  Additionally, results for the nine months of 2007 include the second quarter gain on the sale of the company’s remaining interest in its Spanish theme park, and year-to-date 2006 results include the one-time deferred income tax benefit from state income tax reform legislation in Texas. Excluding all normalization items for better comparison of underlying results, diluted earnings per share for the nine months increased 9.3% (see additional discussion and reconciliation on pages 17 through 20).

Beer Sales Results
Following is a summary and discussion of the company’s beer volume and sales results for the third quarter and nine months of 2007 versus comparable 2006 periods.

Reported Beer Volume (millions of barrels) for Periods Ended September 30
	Third Quarter			Nine Months
		Versus 2006			Versus 2006
	2007	Barrels	%	2007	Barrels	%
U.S.	28.0	Up 0.6	Up 2.0%	81.3	Up 1.3	Up 1.7%
International	7.1	Up 0.5	Up 8.2%	18.2	Up 1.1	Up 6.1%
Worldwide A-B Brands	35.1	Up 1.1	Up 3.2%	99.5	Up 2.4	Up 2.4%
Int’l Equity Partner Brands	9.9	Up 0.7	Up 7.6%	25.6	Up 1.5	Up 6.4%
Total Brands	45.0	Up 1.8	Up 4.1%	125.1	Up 3.9	Up 3.2%

U.S. beer volume represents beer shipments to wholesalers in the United States.  U.S. beer shipments-to-wholesalers increased 2% for the third quarter, while sales-to-retailers increased 2.2%.  Import brands contributed 160 basis points of growth to shipments and 170 points to sales-to-retailers. For the nine months of 2007, shipments-to-wholesalers increased 1.7%, and sales-to-retailers increased 0.9% with acquired and import brands contributing 170 basis points of growth to both shipments and sales-to-retailers.  Wholesaler inventories for Anheuser-Busch produced brands at the end of the third quarter were approximately half a day higher than at the end of the third quarter 2006.  The company’s estimated U.S. beer market share for the nine months of 2007 was 48.8% compared to prior year market share of 48.7%.  Market share is based on estimated U.S. beer industry shipment volume using information provided by the Beer Institute and the U.S. Department of Commerce.
International volume consisting of Anheuser-Busch brands produced overseas by company-owned breweries and under license and contract brewing agreements, plus exports from the company’s U.S. breweries, increased 8.2% for the third quarter and 6.1% for the nine months of 2007, driven primarily by volume increases in China, Mexico and Canada in both periods, partially offset by lower volume in the United Kingdom for the nine months. Worldwide Anheuser-Busch brands volume is comprised of U.S. and international volume, and increased 3.2% for the third quarter and 2.4% year-to-date, to 35.1 million and 99.5 million barrels, respectively.

Equity partner brands volume, which represents the company’s share of its foreign equity partners’ volume reported on a one-month lag, increased 7.6% for the third quarter of 2007, to 9.9 million barrels, and increased 6.4% for the nine months to 25.6 million barrels, due to Modelo and Tsingtao volume growth in both periods. Total brands volume, which combines worldwide Anheuser-Busch brand volume with equity partner brands volume was 45.0 million barrels in the third quarter and 125.1 million barrels for the nine months, up 4.1% and 3.2%, respectively.

2007 Financial Results
Following is a summary and discussion of key operating results for the third quarter and nine months of 2007 versus comparable 2006 periods.

$ in millions, except per share	Third Quarter		2007 vs. 2006
	2007	2006	$	%
Gross Sales	$5,237	$4,877	Up $360	Up 7.4%
Net Sales	$4,618	$4,281	Up $337	Up 7.9%
Income Before Income Taxes	$872	$793	Up $79	Up 10.0%
Equity Income	$185	$157	Up $28	Up 18.4%
Net Income	$707	$638	Up $69	Up 10.9%
Diluted Earnings per Share	$.95	$.82	Up $.13	Up 15.9%

$ in millions, except per share	Nine Months		2007 vs. 2006
	2007	2006	$	%
Gross Sales	$14,769	$14,027	Up $742	Up 5.3%
Net Sales	$12,992	$12,292	Up $700	Up 5.7%
Income Before Income Taxes	$2,265	$2,172	Up $93	Up 4.3%
Equity Income	$539	$449	Up $90	Up 20.0%
Net Income	$1,901	$1,775	Up $126	Up 7.1%
Diluted Earnings per Share	$2.49	$2.28	Up $.21	Up 9.2%

Anheuser-Busch reported gross sales of $5.2 billion during the third quarter 2007, an increase of $360 million, or 7.4%.  Gross sales increased 5.3%, or $742 million, to $14.8 billion for the nine months.  Net sales were $4.6 billion and $13 billion, increases of $337 million and $700 million, respectively, or 7.9% for the quarter and 5.7% year-to-date. The differences between gross and net sales in 2007 are due to beer excise taxes of $619 million and $1.8 billion, respectively.  The sales increases were driven by higher sales for all operating segments. For the third quarter and nine months, respectively, U.S. beer segment net sales increased 7%, or $203 million, and 6%, or $512 million on higher volume and increased revenue per barrel; international beer net sales increased 16% and 10%, respectively, primarily due to volume gains in China, Mexico and Canada in both periods, partially offset by lower volume in the United Kingdom year-to-date; packaging operations net sales increased 10% and 3% for the third quarter and nine months, respectively, on higher aluminum can and recycling revenues; and entertainment segment sales increased 8% in both periods due to increased attendance, higher ticket pricing and higher in-park spending.
U.S. beer revenue per barrel was up 3.1% in the third quarter 2007 and grew 2.8% compared to the nine months of 2006, due to the successful implementation of price increases and discount reductions on over half the company’s U.S. volume earlier in the year, higher promotional prices over the key summer holiday periods, and favorable brand mix.  Revenue per barrel is calculated as net sales generated by the company’s U.S. beer operations on barrels of beer sold, determined on a U.S. GAAP basis, divided by the total volume of beer shipped to U.S. wholesalers. Net pricing actions and favorable mix accounted for $100 million and $267 million, respectively, of the increases in U.S. beer net sales in the third quarter and nine months, while higher beer volume contributed $69 million and $162 million, respectively, and non-beer revenues added $34 million and $83 million, respectively, to the increases for the same periods. Consistent with its pattern for pricing actions in recent years, the company plans to implement increases on the majority of its volume early next year, with a few selective increases in the fourth quarter 2007.  As in the past, pricing initiatives will be tailored to selected markets, brands and packages.
The cost of sales for the third quarter 2007 was $2.9 billion, an increase of $224 million, or 8.5%, and was up $478 million, or 6%, to $8.2 billion for the nine months.  The increases in cost of sales are primarily attributable to increased costs associated with higher U.S. and international beer volume, higher costs for brewing and packaging materials and higher labor and operating costs for entertainment operations, partially offset by lower energy costs and lower can manufacturing operating costs.  Costs associated with higher U.S. and international beer volumes were $84 million and $23 million, respectively, for the third quarter and $215 million and $42 million, respectively, for the nine months.  Gross profit as a percentage of net sales was 37.9% for the third quarter and 36.9% year-to-date, down 30 basis points for both periods.
Marketing, distribution and administrative expenses were $777 million for the third quarter and $2.2 billion year-to-date, representing a $39 million increase for the quarter and a $131 million increase year-to-date. The changes versus prior year periods are due to higher U.S. beer marketing costs, including incremental marketing and selling expense for the company’s new import beer portfolio, increased marketing costs for international beer and entertainment operations and higher delivery costs for company-owned beer wholesalerships, partially offset by lower administrative expenses in both periods.  Administrative expenses in 2007 include asset disposition gains in both the third quarter and nine months and a FAS 88 settlement charge year-to-date.
Operating income was $998 million, an increase of $100 million, or 11% for the third quarter 2007.  For the nine months of 2007, operating income was $2.6 billion, an increase of $117 million, or 5%. Operating margins improved 60 basis points for the third quarter and declined 20 basis points for the nine months, to 21.6% and 20.1%, respectively. The increases in operating income are due to improved results for all business segments plus the one-time gain on the sale of distribution rights in California and lower administrative expenses. Excluding the $26.5 million gain on the sale of distribution rights to better convey the company’s results, operating margin was level in the third quarter and declined 40 basis points year-to-date, to 21.0% and 19.9%, respectively, as shown below.
	Third Quarter			Nine Months
	2007	2006	Change	2007	2006	Change
Reported Operating Margin	21.6%	21.0%	60 bps	20.1%	20.3%	(20) bps
Gain on Sale of Rights	(0.6)%	--	(60) bps	(0.2)%	--	(20) bps
Excluding Gain on Sale	21.0%	21.0%	0 bps	19.9%	20.3%	(40) bps

Interest expense less interest income was $119 million for the third quarter and $356 million for the nine months of 2007, increases versus respective 2006 periods of $8 million and $16 million. The increases are due to higher average outstanding debt partially offset by lower interest rates during the quarter and a combination of higher interest rates and higher average debt balances year-to-date. Interest income was greater in both 2007 periods versus 2006.  Interest capitalized of $4.5 million in the third quarter and $12 million for the nine months was level for the quarter and down slightly year-to-date due to the timing of capital spending and project in-service dates.
Other income/(expense), net reflects the impact of numerous items not directly related to the company’s operations. For the third quarter of 2007, the company had net other expense of $13 million versus other income of $1 million in 2006. The third quarter expense includes a charge associated with the early redemption of the company’s 7.125% debentures due 2017. Year-to-date the company recognized net expense of $9 million in 2007 compared to expense of $2 million in 2006.  Other expense for the nine months of 2007 includes the $16 million gain from the second quarter sale of the company’s remaining interest in its Spanish theme park investment. For business segment reporting purposes, the theme park disposition gain and the loss on debt redemption are reported as corporate items.
Income before income taxes for the third quarter 2007 was $872 million, an increase of $79 million, or 10%, due to improved results for all segments. Year-to-date, pretax income was $2.3 billion, an increase of $93 million or 4%, due to higher earnings from all business segments, the one-time gain on the sale of distribution rights in southern California and lower administrative costs, partially offset by higher interest expense.
U.S. beer pretax profits improved $38 million in both periods, or 4.9% in the third quarter and 1.6% for the nine months, on higher beer sales volume, increased pricing and the gain on the sale of distribution rights, partially offset by higher marketing and beer production costs. Excluding the gain on the sale of distribution rights to better illustrate underlying U.S. beer results, pretax profits would have increased 1.5% and 0.5% for the third quarter and nine months of 2007, respectively, as shown below.
	Third Quarter	Nine Months
2007
Reported U.S. Beer Pretax Income	$814.4	$2,372.3
Gain on Sale of Distribution Rights	(26.5)	(26.5)
U.S. Beer Pretax Income Excluding Gain	$787.9	$2,345.8

2006
Reported	$776.6	$2,334.1

Percentage Change -- 2007 vs. 2006
Reported	4.9%	1.6%
Excluding Gain on Sale	1.5%	0.5%

International beer pretax income increased $6 million in the third quarter and $5 million year-to-date. For the quarter, profit growth in Canada, Ireland and Mexico from volume increases was partially offset by lower results in China due to higher selling costs associated with the rollout of Budweiser and Harbin brands into new markets. Year-to-date, international beer pretax income is up on increased profits in China, Canada, Mexico and Ireland, partially offset by lower results in the United Kingdom driven by unfavorable industry fundamentals.
Packaging segment pretax profits were up $12 million and $27 million, respectively, primarily due to increased profits from can manufacturing and aluminum recycling on a combination of improved pricing and higher volume in the third quarter, with improved pricing partially offset by lower volume for the nine months. Label manufacturing earnings also improved year-to-date.
Entertainment segment pretax profits grew $18 million and $22 million, respectively, due to increased attendance, increased ticket pricing and higher in-park spending in both periods, partially offset by higher marketing and park operating costs.
Equity income of $185 million for the third quarter and $539 million year-to-date increased $28 million and $90 million, respectively, reflecting the benefit of improved Grupo Modelo earnings from higher volume and benefits associated with the new Crown import joint venture.  Equity income for the nine months includes a $29 million benefit from the return of advertising funds that were part of prior import contracts. This benefit was partially offset by a timing change in the recognition of Modelo’s export sales to the U.S.  Additionally, equity income for both the third quarter and nine months of 2007 includes a $16 million charge representing Anheuser-Busch’s pro rata share of a charge recorded by Grupo Modelo for restructuring related to its domestic distribution system and C-store closings. Excluding the $16 million from both periods, equity income was up 29%, or $45 million for the quarter and 24%, or $106 million year-to-date.
Anheuser-Busch’s effective income tax rate was 40.2% for the third quarter 2007 and 39.9% for the nine months, representing increases of 90 basis points for both periods, primarily due to higher taxes on foreign earnings and the favorable impact of the Texas state income tax legislation in 2006, partially offset by a percentage step-up in the federal domestic manufacturing deduction rate in 2007.
Net income of $707 million in the third quarter of 2007 represented an increase of $69 million, or 11%.  Net income grew 7%, to $1.9 billion for the nine months of 2007. Diluted earnings per share were $.95 and $2.49, respectively, for the third quarter and nine months of 2007, representing increases of 15.9% and 9.2%, respectively.  Diluted earnings per share for the nine months benefited from the repurchase of over 38 million shares under the company’s share repurchase program.
The company believes excluding the normalization items previously discussed – the gain from the sale of the Spanish theme park investment, the beer distribution rights sale gain and the Grupo Modelo restructuring in 2007, plus the favorable income tax legislation benefit in 2006 – provides more meaningful comparisons between periods. As shown in the following table, pretax income, equity income, net income and diluted earnings per share excluding these normalization items increased 6.6%, 28.6%, 10.8% and 15.9%, respectively for the third quarter, while the effective income tax rate increased 90 basis points.  For the nine months, income before income taxes increased 2.3%, while equity income, net income, diluted earnings per share and the effective income tax rate increased 23.6%, 7%, 9.3% and 60 basis points, respectively.

($ in millions, except per share)	Income Before Income Taxes	Provision for Income Taxes	Equity Income	Net Income	Diluted Earnings Per Share	Effective Tax Rate
Third Quarter
2007
Reported	$871.5	$(350.0)	$185.2	$706.7	$.95	40.2%
Gain on Sale of Distribution Rights	(26.5)	10.2	--	(16.3)	(.02)
Modelo Restructuring	--	--	16.0	16.0	.02
Excluding Normalization items	$845.0	$(339.8)	$201.2	$706.4	$.95	40.2%

2006
Reported	$792.5	$(311.5)	$156.5	$637.5	$.82	39.3%

Percentage Change – 2007 vs. 2006
Reported	10.0%		18.4%	10.9%	15.9%	90 pts
Excluding Normalization items	6.6%		28.6%	10.8%	15.9%	90 pts

Nine Months
2007
Reported	$2,264.6	$(902.7)	$539.3	$1,901.2	$2.49	39.9%
Gain on Sale of Spanish Theme Park	(16.0)	6.1	--	(9.9)	(.01)
Gain on Sale of Distribution Rights	(26.5)	10.2	--	(16.3)	(.02)
Modelo Restructuring	--	--	16.0	16.0	.02
Excluding Normalization items	$2,222.1	$(886.4)	$555.3	$1,891.0	$2.48	39.9%

2006
Reported	$2,172.1	$(846.9)	$449.3	$1,774.5	$2.28	39.0%
Texas Income Tax Legislation Benefit	--	(7.8)	--	(7.8)	(.01)
Excluding One-Time Item	$2,172.1	$(854.7)	$449.3	$1,766.7	$2.27	39.3%

Percentage Change – 2007 vs. 2006
Reported	4.3%		20.0%	7.1%	9.2%	90 pts
Excluding Normalization items	2.3%		23.6%	7.0%	9.3%	60 pts

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
Cash at September 30, 2007 was $302 million, an increase of $82 million from the December 31, 2006 balance.  The company generated operating cash flow before the change in working capital of $2.5 billion for the nine months of 2007, an increase of $341 million compared to 2006 due primarily to increased earnings, higher Grupo Modelo dividends and a lower discretionary defined benefit pension contribution in 2007, $85 million versus $214 million in 2006. See the consolidated statement of cash flows for additional information on the company’s sources and uses of cash.

The company’s debt balance increased $691 million for the nine months of 2007 compared to a decrease of $580 million in 2006.  The changes in debt for the nine months of 2007 and 2006 are summarized below (in millions).

Description	Amount	Interest Rate (Fixed Unless Noted)
Nine Months of 2007
Increases:
U.S. Dollar Debentures	$500.0	6.45%
U.S. Dollar Notes	317.3	$300.0 at 5.6% and $17.3 at 5.54%
Commercial Paper	74.7	5.34% wtd. avg., floating
Industrial Revenue Bonds	14.6	Various
Other, net	42.0	Various
Total increases	$948.6

Decreases:
U.S. Dollar Debentures	$250.0	7.125%
Other, net	7.9	Various
Total decreases	$257.9
Net Increase in Debt	$690.7

Nine Months of 2006
Increases:
U.S. Dollar Debentures	$300.0	5.75%
Industrial Revenue Bonds	17.7	Various
Other, net	7.3	Various
Total increases	$325.0

Decreases:
Commercial Paper	$698.7	4.77% wtd. avg., floating
U.S. Dollar EuroNotes	100.0	4.51%
U.S. Dollar Notes	52.0	$50.0 at 5.6%; $2.0 at 5.35%
Other, net	53.8	Various
Total decreases	$904.5
Net Decrease in Debt	$579.5

The company commercial paper obligation was $733 million at September 30, 2007. This debt is classified as long-term since commercial paper is maintained on a long-term basis with on-going support provided by the company's $2 billion revolving credit agreement. The interest rates for commercial paper at September 30, 2007 and 2006 were 5.04% and 5.45%, respectively.
There have been only normal and recurring changes in the company’s cash commitments since December 31, 2006.

Capital expenditures during the third quarter 2007 were $219 million, compared to $168 million for the third quarter 2006.  Capital expenditures totaled $565 million and $487 million, respectively, for the nine months of 2007 and 2006.  Full year 2007 capital expenditures are expected to be approximately $900 million.
At its October 2007 meeting, the Board of Directors declared a regular quarterly dividend of $.33  per share on outstanding shares of the company’s common stock, payable December 10, 2007, to shareholders of record November 9, 2007.
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
The chief executive officer and chief financial officer evaluated the company’s disclosure controls and procedures as of the end of the quarter ended September 30, 2007 and have concluded that they are effective as of September 30, 2007 in providing reasonable assurance that such information is identified and communicated on a timely basis.  Additionally, there were no changes in the company’s internal control over financial reporting during the quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.     Legal Proceedings
For a description of certain litigation to which the company is a party, reference the company’s Form 10-K for the year ended December 31, 2006 and the company’s Form 10-Q for the quarter ended June 30, 2007.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds
Following are the company’s monthly common stock purchases during the third quarter 2007 (in millions, except per share). All shares are repurchased under Board of Directors authorization. The Board’s most recent authorization to repurchase 100 million shares occurred in December 2006. There is no prescribed termination date for this program. The numbers of shares shown include shares delivered to the company to exercise stock options.

	Shares	Avg. Price
Repurchases Remaining Authorized Under Disclosed Programs at June 30, 2007	92.4
Share Repurchases
July	8.6	$51.06
August	7.1	$48.28
September	0.4	$49.56
Total	16.1
Repurchases Remaining Authorized Under Disclosed Programs at Sep. 30, 2007	76.3

Item 6.   Exhibits
Exhibit	Description
10.21	Summary of Compensation Arrangements with Non-Employee Directors of the Company
12	Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) under the Exchange Act
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a) under the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANHEUSER-BUSCH COMPANIES, INC. (Registrant)

/s/ W. Randolph Baker
W. Randolph Baker Vice President and Chief Financial Officer (Chief Financial Officer) October 26, 2007

/s/ John F. Kelly
John F. Kelly Vice President and Controller (Chief Accounting Officer) October 26, 2007