Form 10-K/A
period 2007-12-31
ANHEUSER-BUSCH COMPANIES, INC.
filed 2008-04-25
CIK 310569

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
$1 Par Value Common Stock – 715,144,414 shares as of February 15, 2008

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Annual Report to Shareholders for the Year Ended December 31, 2007	PART I and PART II
Portions of Definitive Proxy Statement for Annual Meeting of Stockholders on April 23, 2008	PART III
Available on the Web at www.anheuser-busch.com

Item 8.                      Financial Statements and Supplementary Data

Included as Exhibit 99 to this Form 10-K/A are the consolidated financial statements and related footnotes (collectively, “the financial statements”) of the company’s noncontrolled affiliate, Grupo Modelo, S.A.B. de C.V.  Anheuser-Busch is required to include the Modelo financial statements in Form 10-K/A due to Modelo meeting certain tests of significance under SEC Rule S-X 3-09.

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

See Note 18 of the audited Modelo financial statements for a discussion of the principal differences between Mexican GAAP and U.S. GAAP.

Item 15.  Exhibits, Financial Statement Schedules

Item 15 on pages 19 through 22 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2007 is amended by the addition of the following exhibits:

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

Date:  April 25, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:
August A. Busch IV*
President and Chief Executive Officer

Principal Financial Officer:
W. Randolph Baker
Vice President and Chief Financial Officer

Principal Accounting Officer:
John F. Kelly*
Vice President and Controller

/s/ W. Randolph Baker
(W. Randolph Baker, as attorney-in-fact and on his own behalf as Principal Financial Officer)

Date:  April 25, 2008

Directors:
August A. Busch IV*	Vilma S. Martinez*
Patrick T. Stokes*	William Porter Payne*
August A. Busch III*	Joyce M. Roché*
Carlos Fernandez G.*	Henry Hugh Shelton*
James J. Forese*	Andrew C. Taylor*
James R. Jones*	Douglas A. Warner III*
Vernon R. Loucks, Jr.*	Edward E. Whitacre, Jr.*
* by power of attorney

Exhibit Index

Exhibit 23.1 -	Consent of Independent Registered Public Accounting Firm.
Exhibit 31.3 -	Certification of Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act.
Exhibit 31.4 -	Certification of Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act.
Exhibit 32.3 -	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.4 -	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 99 -	Audited Consolidated Financial Statements of Grupo Modelo, S.A.B. de C.V. and Subsidiaries