Form 10-Q
period 2008-03-31
ANHEUSER-BUSCH COMPANIES, INC.
filed 2008-04-25
CIK 310569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER:   1-7823

ANHEUSER-BUSCH COMPANIES, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	43-1162835
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

$1 Par Value Common Stock – 713,074,864 shares as of March 31, 2008.

Anheuser-Busch Companies, Inc. and Subsidiaries
Consolidated Balance Sheet (Unaudited)

	March 31,	Dec. 31,
	2008	2007
Assets
Current Assets:
Cash	$217.8	$283.2
Accounts receivable	1,001.6	805.2
Inventories	818.3	723.5
Other current assets	222.0	212.6
Total current assets	2,259.7	2,024.5
Investments in affiliated companies	4,231.4	4,019.5
Plant and equipment, net	8,765.1	8,833.5
Intangible assets, including goodwill of $1,160.3 and $1,134.6	1,556.0	1,547.9
Other assets	739.0	729.6
Total Assets	$17,551.2	$17,155.0

Liabilities and Shareholders Equity
Current Liabilities:
Accounts payable	$1,405.6	$1,464.5
Accrued salaries, wages and benefits	313.3	374.3
Accrued taxes	387.9	106.2
Accrued interest	125.6	136.4
Other current liabilities	309.6	222.4
Total current liabilities	2,542.0	2,303.8
Retirement benefits	1,015.4	1,002.5
Debt	9,281.0	9,140.3
Deferred income taxes	1,323.1	1,314.6
Other long-term liabilities	241.1	242.2
Shareholders Equity:
Common stock, $1.00 par value, authorized 1.6 billion shares	1,483.4	1,482.5
Capital in excess of par value	3,423.6	3,382.1
Retained earnings	18,198.5	17,923.9
Treasury stock, at cost	(19,165.3)	(18,714.7)
Accumulated non-owner changes in equity	(791.6)	(922.2)
Total Shareholders Equity	3,148.6	3,151.6
Commitments and contingencies	--	--
Total Liabilities and Shareholders Equity	$17,551.2	$17,155.0

See the accompanying footnotes on pages 5 to 11.

Anheuser-Busch Companies, Inc. and Subsidiaries
Consolidated Statement of Income (Unaudited)

	First Quarter Ended March 31,
	2008	2007
Gross sales	$4,654.7	$4,405.6
Excise taxes	(555.5)	(547.2)
Net Sales	4,099.2	3,858.4
Cost of sales	(2,630.1)	(2,474.7)
Gross Profit	1,469.1	1,383.7
Marketing, distribution and administrative expenses	(706.3)	(665.7)
Operating income	762.8	718.0
Interest expense	(129.1)	(119.9)
Interest capitalized	4.9	3.5
Interest income	1.1	0.5
Other expense, net	(4.9)	(5.9)
Income before income taxes	634.8	596.2
Provision for income taxes	(249.9)	(238.1)
Equity income, net of tax	126.0	159.4
Net income	$510.9	$517.5

Basic earnings per share	$.71	$.68
Diluted earnings per share	$.71	$.67

See the accompanying footnotes on pages 5 to 11.

Anheuser-Busch Companies, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flow from operating activities:
Net income	$510.9	$517.5
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	253.3	246.0
Decrease in deferred income taxes	(9.6)	(21.9)
Stock-based compensation expense	14.4	15.1
Undistributed earnings of affiliated companies	(126.0)	(159.4)
Other, net	12.6	(40.9)
Operating cash flow before the change in working capital	655.6	556.4
Increase in working capital	(44.9)	(240.4)
Cash provided by operating activities	610.7	316.0

Cash flow from investing activities:
Capital expenditures	(150.3)	(154.4)
Acquisitions	(1.5)	(83.5)
Cash used for investing activities	(151.8)	(237.9)

Cash flow from financing activities:
Increase in debt	353.3	585.1
Decrease in debt	(218.9)	(0.7)
Dividends paid to shareholders	(236.3)	(225.5)
Acquisition of treasury stock	(458.7)	(477.4)
Shares issued under stock plans	36.3	95.3
Cash used for financing activities	(524.3)	(23.2)
Net increase / (decrease) in cash during the period	(65.4)	54.9
Cash, beginning of period	283.2	219.2
Cash, end of period	$217.8	$274.1

See the accompanying footnotes on pages 5 to 11.

ANHEUSER-BUSCH COMPANIES, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	Unaudited Financial Statements
The unaudited financial statements have been prepared in accordance with U.S. generally accepted accounting principles and applicable SEC guidelines pertaining to quarterly financial reporting, and include all adjustments necessary for a fair presentation.  These statements should be read in combination with the consolidated financial statements and notes included in the company’s annual report on Form 10-K for the year ended December 31, 2007.

2.	Business Segments Information
Comparative business segments information for the first quarter ended March 31 (in millions):

	U.S. Beer	International Beer	Packaging	Entertainment	Corporate and Elims	Consolidated
2008
Gross Sales	$3,574.7	337.8	644.5	221.6	(123.9)	$4,654.7
Net Sales:
- Intersegment	$0.8	0.1	242.0	--	(242.9)	--
- External	$3,065.9	290.2	402.5	221.6	119.0	$4,099.2
Income Before Income Taxes	$775.5	37.5	39.9	(6.1)	(212.0)	$634.8
Equity Income	$(0.4)	126.4	--	--	--	$126.0
Net Income	$480.4	149.7	24.7	(3.8)	(140.1)	$510.9

2007
Gross Sales	$3,457.4	285.6	604.5	185.0	(126.9)	$4,405.6
Net Sales:
- Intersegment	$0.8	0.3	232.0	--	(233.1)	--
- External	$2,953.3	241.4	372.5	185.0	106.2	$3,858.4
Income Before Income Taxes	$758.0	19.1	44.5	(18.5)	(206.9)	$596.2
Equity Income	$0.1	159.3	--	--	--	$159.4
Net Income	$470.1	171.1	27.6	(11.5)	(139.8)	$517.5

In 2008, the company changed reporting responsibility for beer sales in the Caribbean region from U.S. Beer to International Beer and also reassigned certain administrative and technology support costs between Corporate and U.S. Beer. Segment results for 2007 have been updated to conform to the revised reporting conventions.

3.	Stock Compensation
Under the terms of the company’s stock option plans, officers, certain other employees and nonemployee directors may be granted options to purchase the company’s common stock at a price equal to the closing composite tape on the New York Stock Exchange on the date the option is granted.  At March 31, 2008, existing stock compensation plans authorized the issuance of 135 million shares of common stock. The company issues either new shares or treasury shares when options are exercised under employee stock compensation plans. Under the plan for the board of directors, shares are issued from treasury stock.
For financial reporting purposes, stock compensation expense is included in cost of sales and marketing, distribution and administrative expenses, depending on where the recipient’s cash compensation is reported, and is classified as a corporate item for business segments reporting.  Unrecognized pretax stock compensation cost as of March 31, 2008 was $102 million, and is expected to be recognized over a weighted average life of approximately 1.5 years.
The following table provides additional information regarding options outstanding and options that were exercisable as of March 31, 2008 (options and in the money values in millions).

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Wtd. Avg. Remaining Life	Wtd. Avg. Exercise Price	Pretax In The Money Value	Number	Wtd. Avg. Exercise Price	Pretax In The Money Value
$20-29	2.2	0.6 years	$29.92	$38.8	2.2	$29.92	$38.8
$30-39	5.1	1.6 years	$37.83	$48.6	5.1	$37.83	$48.6
$40-49	54.9	5.2 years	$46.53	$112.3	45.4	$46.73	$84.9
$50-53	37.4	6.6 years	$51.45	---	27.6	$51.29	---
$20-53	99.6	5.4 years	$47.56	$199.7	80.3	$47.27	$172.3

4.	Derivatives
Anheuser-Busch accounts for its derivatives in accordance with FAS 133, “Accounting for Derivatives and Other Hedging Instruments.” For cash flow hedges, the company defers in accumulated nonowner changes in shareholders equity the effective portion of derivatives gains and losses (those that equal the change in cost of the underlying hedged transactions). As the hedged transactions occur, the associated deferred hedging gains and losses are reclassified into earnings to match the change in cost of the transaction. For fair value hedges, the changes in value for both the derivative and the underlying hedged exposure are recognized in earnings each quarter.
Following are pretax effective gains and losses from derivatives which were recognized in earnings during the first quarter (in millions). These gains and losses largely offset price or value changes in the company’s hedged exposures.

First Quarter
2008		2007
Gains	Losses	Gains	Losses
$5.5	$4.5	$3.7	$5.1

The company immediately recognizes in earnings any portion of derivative gains or losses that are not 100% effective at offsetting price changes in the underlying transactions. Anheuser-Busch recognized net pretax losses due to hedge ineffectiveness of $6.5 million for the first quarter of 2008 compared to net ineffective pretax gains of $0.9 million for the first quarter of 2007.

5.	Earnings Per Share
Earnings per share are calculated by dividing net income by weighted-average common shares outstanding for the period.  The difference between basic and diluted weighted-average common shares is the dilutive impact of unexercised in-the-money stock options.  There were no adjustments to net income for any period shown for purposes of calculating earnings per share.
Weighted-average common shares outstanding for the quarter ended March 31 are shown below (millions of shares):
	First Quarter
	2008	2007
Basic weighted average shares outstanding	716.7	763.5
Diluted weighted average shares outstanding	721.6	773.3

6.	Inventories
The company’s inventories were comprised of the following as of March 31, 2008 and December 31, 2007 (in millions).
	March 31,	Dec. 31,
	2008	2007
Raw Materials	$387.8	$365.4
Work-in-Process	134.9	109.9
Finished Goods	295.6	248.2
Total Inventories	$818.3	$723.5

7.	Nonowner Changes in Shareholders Equity
The components of accumulated nonowner changes in shareholders equity, net of applicable taxes, as of March 31, 2008 and December 31, 2007 follow (in millions):
	March 31,	Dec. 31,
	2008	2007
Foreign currency translation loss	$(239.6)	$(347.0)
Deferred hedging gains	11.0	0.1
Deferred securities valuation gains	2.1	1.0
Deferred retirement benefits costs	(565.1)	(576.3)
Accumulated nonowner changes in shareholders equity	$(791.6)	$(922.2)

Net income plus nonowner changes in shareholders equity, net of applicable taxes, for the quarter ended March 31 follows (in millions):
	First Quarter
	2008	2007
Net income	$510.9	$517.5
Foreign currency translation gains / (losses)	107.4	(41.1)
Net change in deferred hedging gains	10.9	3.1
Net change in deferred securities valuation gains / (losses)	1.1	(0.4)
Net change in deferred retirement benefits	11.2	--
Net income plus nonowner changes in shareholders equity	$641.5	$479.1

8.	Goodwill
Following is goodwill by business segment, as of March 31, 2008 and December 31, 2007 (in millions). Goodwill is included in either other assets or investment in affiliated companies, as appropriate, in the consolidated balance sheet. The change in goodwill during the first quarter 2008 results from fluctuations in foreign currency exchange rates.

	March 31, 2008	Dec. 31, 2007
Domestic Beer	$21.2	$21.2
International Beer	1,379.1	1,343.3
Packaging	21.9	21.9
Entertainment	288.3	288.3
Total goodwill	$1,710.5	$1,674.7

9.	Pension and Retirement Health Care Expense
The components of quarterly expense for pensions and retirement health care benefits are shown below for the first quarter of 2008 and 2007 (in millions):
	Pensions		Retirement Health Care
	2008	2007	2008	2007
Service cost (benefits earned during the period)	$24.9	$25.1	$7.5	$6.5
Interest cost on benefit obligation	47.5	44.6	12.1	10.9
Assumed return on plan assets	(55.4)	(52.1)	---	---
Amortization of prior service cost and net actuarial losses	15.0	21.3	4.6	4.1
FAS 88 Settlement	---	19.0	--	--
Expense for defined benefit plans	32.0	57.9	24.2	21.5
Cash contributed to multi-employer plans	4.1	4.2	---	---
Cash contributed to defined contribution plans	5.4	5.2	---	---
Total quarterly expense	$41.5	$67.3	$24.2	$21.5

In the first quarter 2007, the company recognized previously deferred actuarial losses resulting from the retirement of certain executive officers in the fourth quarter 2006, in accordance with FAS 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans.” The company recognized the FAS 88 impact in the first quarter of 2007 because these individuals retired subsequent to the company’s pension accounting measurement date of October 1, 2006.

10.	Equity Investment in Grupo Modelo
Summary financial information for Anheuser-Busch’s equity investee Grupo Modelo for the first quarter of 2008 and 2007 is presented below (in millions). The amounts shown represent 100% of Modelo’s consolidated operating results based on U.S. generally accepted accounting principles on a one-month lag basis, and include the impact of the company’s purchase accounting adjustments.

	First Quarter Ended March 31,
	2008	2007
Net sales	$1,045.2	$962.6
Gross profit	$663.5	$609.3
Minority interest	$0.8	$4.3
Net income	$255.2	$312.7

11.	Fair Value Measurements
Effective in the first quarter 2008, the company adopted FAS No. 157, “Fair Value Measurements.”  FAS 157 requires specific disclosures regarding assets and liabilities measured at fair value, including the primary sources and potentially the inputs used to determine fair value, depending on the type and reliability of those inputs.  Currently, the disclosures prescribed by FAS 157 apply only to financial assets and liabilities. Applicability to nonfinancial assets and liabilities is effective in the first quarter 2009.
The company accounts for financial derivatives at fair value and at March 31, 2008 had derivatives-based assets (amounts due from counterparties) of $27.3 million and liabilities (amounts due to counterparties) of $9.4 million reported on the balance sheet. The liabilities are reported in other current liabilities while $25.6 million of the assets are reported in other current assets with the remaining $1.7 million reported in other assets.  The fair values of derivatives are determined either through quoted prices in active markets for exchange traded derivatives, which for Anheuser-Busch are primarily commodity derivatives, or through pricing from brokers who develop values based on inputs observable in active markets, such as interest rates and currency volatilities. The fair value of derivatives based on market quoted pricing was $24.0 million as of March 31, 2008, while the fair value related to broker quoted pricing was $12.7 million.
Anheuser-Busch also uses fair value measurements when it periodically evaluates the recoverability of goodwill and other intangible assets, and when preparing annual fair value disclosures regarding the company’s long-term debt portfolio.

Management’s Discussion and Analysis of Operations and Financial Condition
This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Anheuser-Busch Companies, Inc. for the first quarter ended March 31, 2008, compared to the first quarter ended March 31, 2007, and the year ended December 31, 2007.  This discussion should be read in conjunction with the consolidated financial statements and notes included in the company's annual report to shareholders for the year ended December 31, 2007.
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

Results of Operations
Anheuser-Busch operations achieved solid results in the first quarter 2008, growing net sales, operating income and diluted earnings per share 6% over last year. The company successfully implemented U.S. beer price increases and expects good revenue per barrel performance in 2008. Cost reduction efforts are significantly mitigating the impact of industry-wide cost pressures. Marketing and sales support for core beer brands is being increased, and although U.S. beer sales-to-retailers results were below expectations, the company is optimistic concerning the outlook for beer sales during the key summer selling season.

Beer Sales Results
Following is a summary and discussion of the company’s beer volume and sales results for the first quarter 2008 compared with the first quarter 2007.
Beer Volume (millions of barrels)
	First Quarter		2008 vs. 2007
	2008	2007	Barrels	%
Domestic	25.8	25.7	Up 0.1	Up 0.4%
International	5.4	5.2	Up 0.2	Up 3.1%
Worldwide A-B Brands	31.2	30.9	Up 0.3	Up 0.8%
Equity Partner Brands	7.3	6.7	Up 0.6	Up 9.3%
Total Brands	38.5	37.6	Up 0.9	Up 2.3%

U.S. beer shipments-to-wholesalers increased 0.4% for the first quarter 2008, with import brands contributing 60 basis points to overall growth. First quarter 2008 sales-to-retailers were down 0.7%, and sale-to-retailers for Anheuser-Busch produced brands, excluding imports, declined 1.4%. Sales-to-retailers trends have improved in April and for the first three weeks of the month are up 2% for Anheuser-Busch produced brands. Wholesaler inventories for Anheuser-Busch produced brands at the end of the first quarter were approximately the same as a year ago.  The company’s estimated domestic market share (excluding exports) for the first quarter 2008 was 50.9%, compared to prior year market share of 50.6%. Domestic market share is based on estimated U.S. beer industry shipment volume using information provided by the Beer Institute and the U.S. Department of Commerce.
International volume consisting of Anheuser-Busch brands produced overseas by company-owned breweries and under license and contract brewing agreements, plus exports from the company’s U.S. breweries, increased 3.1% for the first quarter 2008 driven primarily by sales in Canada, Argentina, Mexico and China. Worldwide Anheuser-Busch brands volume is comprised of domestic volume and international volume and rose 0.8%, to 31.2 million barrels.
Equity partner brands volume, representing the company’s share of its equity partners’ volume reported on a one-month lag, increased 9.3% for the first quarter of 2008 due to increased volume from Grupo Modelo and Tsingtao.
Total brands volume, which combines worldwide Anheuser-Busch brand volume with equity partner brands volume was up 2.3%, to 38.5 million barrels in the first quarter.

First Quarter 2008 Financial Results
Following is a summary and discussion of key operating results for the first quarter 2008 versus 2007.
$ in millions, except per share	First Quarter		2008 vs. 2007
	2008	2007	$	%
Gross Sales	$4,655	$4,406	Up $249	Up 5.7%
Net Sales	$4,099	$3,858	Up $241	Up 6.2%
Operating Income	$763	$718	Up $45	Up 6.2%
Income Before Income Taxes	$635	$596	Up $39	Up 6.5%
Equity Income	$126	$159	Dn $33	Dn 21.0%
Net Income	$511	$518	Dn $7	Dn 1.3%
Diluted Earnings per Share	$.71	$.67	Up $.04	Up 6.0%

Anheuser-Busch reported gross sales of $4.7 billion during the first quarter 2008, an increase of 5.7%.  Net sales were $4.1 billion, an increase of 6.2%.  The difference between gross and net sales in 2008 reflects beer excise taxes of $556 million.
The increases in both gross and net sales were due to sales increases for all business segments. U.S. beer segment net sales increased 4%, or $113 million on improved revenue per barrel, increased beer volume and higher nonbeer revenues. International beer net sales increased 20%, or $49 million primarily due to volume increases. Packaging operations net sales increased 8%, or $30 million due to higher volume, while entertainment segment sales were up 20%, or $37 million on increased attendance.
U.S. beer revenue per barrel was up 2.3% on successful implementation of price increases on the majority of the company’s U.S. volume at the end of last year and during the first quarter of 2008. Revenue per barrel growth accounted for $79 million of the first quarter U.S. beer net sales growth, higher volume contributed $11 million and non-beer revenues added $23 million. Revenue per barrel is calculated as net sales generated by the company’s U.S. beer operations on barrels of beer sold, determined on a U.S. GAAP basis, divided by the total volume of beer shipped to U.S. wholesalers.
Cost of sales for the first quarter 2008 was $2.6 billion, an increase of $155 million, or 6.3%. The increase in cost of sales is primarily attributable to increased costs for both U.S. and international beer brewing materials, higher U.S. beer freight costs, costs associated with higher beer volume and higher operating costs for packaging and entertainment operations. Consolidated gross profit as a percentage of net sales was 35.8% for the first quarter, down 10 basis points, primarily due to lower margins for packaging operations.

Marketing, distribution and administrative expenses were $706 million, an increase of $41 million, or 6.1% for the first quarter. This increase is due to higher marketing spending for U.S. beer trademark brands, increased marketing costs in China, higher delivery costs for company-owned beer wholesalerships and increased administrative expenses. Administrative expenses for the first quarter 2007 included a FAS 88 charge and an asset disposition gain.
Operating income was $763 million, an increase of $45 million, or 6.2% for the first quarter 2008 due to higher profits in U.S. and international beer operations plus improved results for entertainment operations, partially offset by lower packaging segment profits. Consolidated operating margin of 18.6% for the first quarter was level versus prior year.
Interest expense less interest income was $128 million for the first quarter 2008, an increase of $9 million, or 7% primarily due to higher average outstanding debt balances partially offset by lower interest rates. Interest capitalized of $4.9 million in the first quarter 2008 was up $1.4 million, primarily due to the timing of qualifying capital spending.  Other income/expense, net reflects the impact of numerous items not directly related to the company’s operations. The company had other expense of $5 million in 2008 compared to $6 million in 2007.
Income before income taxes for the first quarter 2008 was $635 million, an increase of $39 million, or 6.5% due primarily to improved operating results less the increase in interest expense. Income before income taxes for U.S. beer was up $18 million, reflecting higher volume and pricing, partially offset by increased cost of sales and marketing and distribution expenses. International beer pretax income was up $18 million, primarily due to increased profits in China, Canada and improved results in the United Kingdom. Packaging segment pretax income decreased $5 million primarily due to lower earnings from recycling operations.  Entertainment segment pretax results improved $12 million from increased attendance that benefited from the Easter holiday occurring in the first quarter in 2008 versus the second quarter last year.
 Equity income decreased $33 million, or 21% in the first quarter 2008, primarily from a combination of higher materials and operating costs for Grupo Modelo partially offset by higher beer volume. Additionally, equity income for the first quarter 2007 included a $17 million benefit from the return of an advertising fund that was part of Modelo’s former beer import contract.
Net income of $511 million in the first quarter of 2008 was down $7 million, or 1.3% while diluted earnings per share were $.71, up $.04, or 6% from prior year. Earnings per share benefited from the repurchase of more than nine million shares in the first quarter under the company’s on-going share repurchase program.  Anheuser-Busch’s effective tax rate was 39.4% in the first quarter 2008, a decrease of 50 basis points primarily due to lower taxes on foreign earnings.

Liquidity and Financial Condition
Cash at March 31, 2008 was $218 million, a decrease of $65 million from the December 31, 2007 balance.  See the consolidated statement of cash flows for detailed information. The primary source of the company’s cash flow is cash generated by operations. Principal uses of cash are capital expenditures, share repurchase, dividends and business investments.  Cash generated by the company’s business segments is projected to exceed funding requirements for each segment’s anticipated capital spending.  The net issuance of debt provides an additional source of cash as necessary for share repurchase, dividends and business investments.  The nature, extent and timing of debt financing vary depending on the company’s evaluation of existing market conditions and other factors.
The company generated operating cash flow before the change in working capital of $656 million for the first quarter 2008, an increase of $99 million due primarily to the first quarter 2007 discretionary pension contribution of $85 million. The company did not make a discretionary contribution in 2008. Discretionary pension contributions are made in addition to the company’s required annual pension funding. There have been only normal and recurring changes in the company’s cash commitments since December 31, 2007.
Capital expenditures during the first quarter 2008 were $150 million, compared to $154 million for the first quarter 2007.  Full year 2008 capital expenditures are expected to be approximately $975 million.
At its April 2008 meeting, the Board of Directors declared a regular quarterly dividend of $.33 per share on outstanding shares of the company’s common stock, payable June 9, 2008 to shareholders of record May 9, 2008. The dividend rate for the comparable 2007 period was $.295 per share.

The company’s debt balance increased a net $141 million since December 31, 2007, compared to a net increase of $623 million during the first quarter 2007.  The details of the quarterly changes in debt are outlined below (in millions).
Description	Amount	Interest Rate (Fixed Unless Noted)
First Three Months of 2008
Increases:
Commercial Paper	$355.7	3.02% wtd. avg., floating
Other, net	3.9	Various
Total increases	359.6
Decreases:
U.S. Dollar Notes	(150.0)	5.75%
Stag Brewery Capital Lease Obligation	(68.3)	6.00%
Other, net	(0.6)	Various
Total decreases	(218.9)
Net increase in debt	$140.7
First Three Months of 2007
Increases:
U.S. Dollar Notes	$317.3	$300.0 at 5.6% and $17.3 at 5.54%
Commercial Paper	264.2	5.38% wtd. avg., floating
Other, net	41.9	Various
Total increases	623.4
Decreases:
Other, net	(0.7)	Various
Net increase in debt	$622.7

The company’s commercial paper borrowings of $1.4 billion at March 31, 2008 were classified as long-term, since commercial paper is maintained on a long-term basis with on-going support provided by the company's $2 billion revolving credit agreement. The company’s quarter-end interest rate for commercial paper borrowing was 2.66%.

Item 3.  Disclosures About Market Risks
The company’s derivatives holdings fluctuate during the year based on normal and recurring changes in purchasing and production activity. Since December 31, 2007, there have been no significant changes in the company’s interest rate, foreign currency or commodity exposures. There have been no changes in the types of derivative instruments used to hedge the company’s exposures.

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
The chief executive officer and chief financial officer evaluated the company’s disclosure controls and procedures as of the end of the quarter ended March 31, 2008 and have concluded that they are effective as of March 31, 2008 in providing reasonable assurance that such information is identified and communicated on a timely basis.  Additionally, there were no changes in the company’s internal control over financial reporting during the quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1.   Legal Proceedings
For a description of certain litigation to which the company is a party, reference the company’s Form 10-K for the year ended December 31, 2007 and the company’s Form 10-Q for the quarter ended September 30, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
Following are the Company’s monthly common stock purchases during the first quarter 2008 (in millions, except per share). All shares are repurchased under Board of Directors authorization. In December 2006, the Board authorized a new program to repurchase 100 million shares. There is no prescribed termination date for this program.  The numbers of shares shown include shares delivered to the company to exercise stock options.

	Shares	Avg. Price
Shares Remaining Authorized Under Disclosed Repurchase Programs at December 31, 2007	61.3

Share Repurchases
January	5.2	$49.59
February	2.8	$47.52
March	1.3	$46.91
Total First Quarter 2008 Repurchases	9.3

Shares Remaining Authorized Under Disclosed Repurchase Programs at March 31, 2008	52.0

Item 4.  Submission of Matters to a Vote of Security Holders
At the Annual Meeting of Stockholders of the Company held April 23, 2008, the following matters were voted on:

1.
Election of August A. Busch III, August A. Busch IV, Carlos Fernandez G., James R. Jones, Joyce M. Roche, Henry Hugh Shelton, Patrick T. Stokes, Andrew C. Taylor and Douglas A. Warner III to serve as directors of the company for a term of one year.

	For	Withheld
August A. Busch III	607,140,355	15,847,113
August A. Busch IV	610,118,527	12,508,941
Carlos Fernandez G.	589,624,207	33,003,261
James R. Jones	610,846,385	11,781,083
Joyce M. Roche	607,368,851	15,258,617
Henry Hugh Shelton	611,040,791	11,586,677
Patrick T. Stokes	607,010,013	15,201,174
Andrew C. Taylor	608,506,479	13,704,708
Douglas A. Warner III	608,629,589	13,581,598

2.	Approve the 2008 Long-Term Equity Incentive Plan for Non-Employee Directors
For	430,311,651
Against	90,884,844
Abstain	8,210,905
Non-Votes	93,220,068

3.	Approve the appointment of PricewaterhouseCoopers LLP as independent registered public accounting firm for 2008
For	609,157,423
Against	7,305,910
Abstain	6,164,135
Non-Votes	0

4.	Stockholder Proposal concerning a report on charitable contributions
For	34,390,517
Against	450,167,942
Abstain	45,171,959
Non-Votes	92,897,050

5.	Stockholder Proposal on special shareholder meetings
For	235,324,992
Against	284,065,808
Abstain	10,339,618
Non-Votes	92,897,050

6.	Stockholder Proposal on executive compensation
For	220,761,354
Against	296,580,808
Abstain	12,388,256
Non-Votes	92,897,050

Item 6.  Exhibits

Exhibit	Description

10.22	Summary of Compensation of Non-Employee Directors of Anheuser-Busch Companies, Inc.

10.33	2008 Long-Term Equity Incentive Plan for Non-Employee Directors (Incorporated by reference to Appendix B to the Definitive Proxy Statement for Annual Meeting of Stockholders on April 23, 2008).

12	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANHEUSER-BUSCH COMPANIES, INC. (Registrant)

/s/ W. Randolph Baker
W. Randolph Baker Vice President and Chief Financial Officer (Chief Financial Officer) April 25, 2008

/s/ John F. Kelly
John F. Kelly Vice President and Controller (Chief Accounting Officer) April 25, 2008