Form 10-Q
period 2008-06-30
ANHEUSER-BUSCH COMPANIES, INC.
filed 2008-07-25
CIK 310569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER:   1-7823

ANHEUSER-BUSCH COMPANIES, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	43-1162835
(State of Incorporation)	(I.R.S. Employer Identification No.)

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

$1 Par Value Common Stock – 719,042,325 shares as of June 30, 2008.

Anheuser-Busch Companies, Inc. and Subsidiaries
Consolidated Balance Sheet (Unaudited)

	June 30,	Dec. 31,
In millions, except per share	2008	2007
Assets
Current Assets:
Cash	$252.8	$283.2
Accounts receivable	1,252.3	805.2
Inventories	711.3	723.5
Other current assets	281.9	212.6
Total current assets	2,498.3	2,024.5
Investments in affiliated companies	4,138.4	4,019.5
Plant and equipment, net	8,742.7	8,833.5
Intangible assets, including goodwill of $1,174.4 and $1,134.6	1,587.3	1,547.9
Other assets	746.0	729.6
Total Assets	$17,712.7	$17,155.0

Liabilities and Shareholders Equity
Current Liabilities:
Accounts payable	$1,620.4	$1,464.5
Accrued salaries, wages and benefits	333.4	374.3
Accrued taxes	168.5	106.2
Accrued interest	143.8	136.4
Other current liabilities	350.8	222.4
Total current liabilities	2,616.9	2,303.8
Retirement benefits	882.3	1,002.5
Debt	8,483.2	9,140.3
Deferred income taxes	1,365.8	1,314.6
Other long-term liabilities	260.5	242.2
Shareholders Equity:
Common stock, $1.00 par value, authorized 1.6 billion shares	1,495.0	1,482.5
Capital in excess of par value	3,944.6	3,382.1
Retained earnings	18,652.7	17,923.9
Treasury stock, at cost	(19,401.9)	(18,714.7)
Accumulated nonowner changes in equity	(586.4)	(922.2)
Total Shareholders Equity	4,104.0	3,151.6
Commitments and contingencies	--	--
Total Liabilities and Shareholders Equity	$17,712.7	$17,155.0

See the accompanying footnotes on pages 5 to 11.

Anheuser-Busch Companies, Inc. and Subsidiaries
Consolidated Statement of Income (Unaudited)

	Second Quarter		Six Months
	Ended June 30,		Ended June 30,
In millions, except per share	2008	2007	2008	2007
Gross sales	$5,336.1	$5,126.2	$9,990.8	$9,531.8
Excise taxes	(614.7)	(610.8)	(1,170.2)	(1,158.0)
Net Sales	4,721.4	4,515.4	8,820.6	8,373.8
Cost of sales	(2,998.4)	(2,857.9)	(5,628.5)	(5,332.6)
Gross profit	1,723.0	1,657.5	3,192.1	3,041.2
Marketing, distribution and administrative expenses	(793.2)	(756.2)	(1,499.5)	(1,421.9)
Operating income	929.8	901.3	1,692.6	1,619.3
Interest expense	(121.6)	(119.7)	(250.7)	(239.6)
Interest capitalized	4.1	4.2	9.0	7.7
Interest income	1.2	1.5	2.3	2.0
Other income/(expense), net	2.9	9.6	(2.0)	3.7
Income before income taxes	816.4	796.9	1,451.2	1,393.1
Provision for income taxes	(294.2)	(314.6)	(544.1)	(552.7)
Equity income, net of tax	167.0	194.7	293.0	354.1
Net income	$689.2	$677.0	$1,200.1	$1,194.5

Basic earnings per share	$.96	$.90	$1.68	$1.57
Diluted earnings per share	$.95	$.88	$1.65	$1.55

Weighted average shares outstanding
Basic	714.2	754.8	715.4	759.2
Diluted	727.1	765.1	725.8	770.3

See the accompanying footnotes on pages 5 to 11.

Anheuser-Busch Companies, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)

	Six Months
In millions	Ended June 30,
	2008	2007
Cash flow from operating activities:
Net income	$1,200.1	$1,194.5
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	505.5	494.2
Decrease in deferred income taxes	(16.3)	(39.2)
Stock-based compensation expense	30.9	31.3
Undistributed earnings of affiliated companies	128.4	49.0
Gain on sale of business	--	(16.0)
Other, net	(82.0)	16.8
Operating cash flow before the change in working capital	1,766.6	1,730.6
Increase in working capital	(150.7)	(117.5)
Cash provided by operating activities	1,615.9	1,613.1

Cash flow from investing activities:
Capital expenditures	(357.0)	(346.2)
Acquisitions	(49.0)	(84.6)
Proceeds from sale of business	37.0	16.2
Cash used for investing activities	(369.0)	(414.6)

Cash flow from financing activities:
Increase in debt	3.5	333.2
Decrease in debt	(665.9)	(71.5)
Dividends paid to shareholders	(471.3)	(448.1)
Acquisition of treasury stock	(695.3)	(1,131.4)
Shares issued under stock plans	551.7	203.2
Cash used for financing activities	(1,277.3)	(1,114.6)
Net increase / (decrease) in cash during the period	(30.4)	83.9
Cash, beginning of period	283.2	219.2
Cash, end of period	$252.8	$303.1

See the accompanying footnotes on pages 5 to 11.

Anheuser-Busch Companies, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

1.	Unaudited Financial Statements
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

2.	Business Segments Information
Comparative business segments information for the second quarter and first six months ended June 30 (in millions):
2nd Quarter	U.S. Beer	International Beer	Packaging	Entertainment	Corporate & Elims	Consolidated
2008
Gross Sales	$3,893.1	402.6	726.7	416.4	(102.7)	$5,336.1
Net Sales:
- Intersegment	$0.9	--	245.6	--	(246.5)	$ --
- External	$3,346.3	333.8	481.1	416.4	143.8	$4,721.4
Income Before Income Taxes	$809.2	48.1	49.5	106.4	(196.8)	$816.4
Equity Income	$(0.7)	167.7	--	--	--	$167.0
Net Income	$501.0	197.5	30.7	66.0	(106.0)	$689.2

2007
Gross Sales	$3,741.9	356.5	744.9	400.6	(117.7)	$5,126.2
Net Sales:
- Intersegment	$0.9	0.2	249.7	-	(250.8)	$ -
- External	$3,200.9	285.6	495.2	400.6	133.1	$4,515.4
Income Before Income Taxes	$791.7	30.0	55.0	113.9	(193.7)	$796.9
Equity Income	$1.5	193.2	-	-	-	$194.7
Net Income	$492.3	211.8	34.1	70.6	(131.8)	$677.0

First Six Months	U.S. Beer	International Beer	Packaging	Entertainment	Corporate & Elims	Consolidated
2008
Gross Sales	$7,467.8	740.4	1,371.2	638.0	(226.6)	$9,990.8
Net Sales:
- Intersegment	$1.7	0.1	487.6	--	(489.4)	$ --
- External	$6,412.2	624.0	883.6	638.0	262.8	$8,820.6
Income Before Income Taxes	$1,584.7	85.6	89.4	100.3	(408.8)	$1,451.2
Equity Income	$(1.1)	294.1	--	--	--	$293.0
Net Income	$981.4	347.2	55.4	62.2	(246.1)	$1,200.1

2007
Gross Sales	$7,199.3	642.1	1,349.4	585.6	(244.6)	$9,531.8
Net Sales:
- Intersegment	$1.7	0.5	481.7	-	(483.9)	$-
- External	$6,154.2	527.0	867.7	585.6	239.3	$8,373.8
Income Before Income Taxes	$1,549.7	49.1	99.5	95.4	(400.6)	$1,393.1
Equity Income	$1.6	352.5	-	-	-	$354.1
Net Income	$962.4	382.9	61.7	59.1	(271.6)	$1,194.5

In 2008, the company changed reporting responsibility for beer sales in the Caribbean region from U.S. Beer to International Beer and also reassigned certain administrative and technology support costs between Corporate and U.S. Beer. Segment results for 2007 have been updated to conform to the revised reporting conventions.

3.	Stock Compensation
Under the terms of the company’s stock option plans, officers, certain other employees and non-employee directors may be granted options to purchase the company’s common stock at a price equal to the New York Stock Exchange closing composite tape on the date the option is granted.  Options generally vest over three years and have a maximum term of 10 years. At June 30, 2008, existing stock plans authorized issuance of 125 million shares of common stock. The company has the choice of issuing either new shares or from treasury stock when options are exercised under employee stock compensation plans. Under the plan for the board of directors, shares are issued from treasury stock.
For financial reporting purposes, stock compensation expense is included in cost of sales and marketing, distribution and administrative expenses, depending on where the recipient’s cash compensation is reported, and is classified as a corporate item for business segments reporting. Unrecognized stock compensation expense as of June 30, 2008 totaled $87 million, of which $15 million is expected to be recognized in the third quarter with the remainder recognized in the fourth quarter.
The following table provides additional information regarding options outstanding and options that were exercisable as of June 30, 2008 (options and in-the-money values in millions).
	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number	Wtd. Avg. Remaining Life	Wtd. Avg. Exercise Price	Pretax In-The- Money Value	Number	Wtd. Avg. Exercise Price	Pretax In-The- Money Value
$20 - $29	0.4	0.4 years	$29.97	$12.9	0.4	$29.97	$12.9
$30 - $39	3.2	1.4 years	$37.84	79.1	3.2	$37.84	79.1
$40 - $49	48.5	5.1 years	$46.55	739.1	39.2	$46.79	604.8
$50 - $54	35.5	6.4 years	$51.46	394.0	25.8	$51.29	279.8
$20 - $54	87.6	5.5 years	$48.13	$1,225.1	68.6	$47.96	$976.6

4.	Derivatives
Anheuser-Busch accounts for its derivatives in accordance with FAS 133, “Accounting for Derivatives and Other Hedging Instruments,” and therefore defers in accumulated non owner changes in shareholders equity the portion of cash flow hedging gains and losses that equal the change in cost of the underlying hedged transactions. As the underlying hedged transactions occur, the associated deferred hedging gains and losses are reclassified into earnings to match the change in cost of the transaction. For fair value hedges, the changes in value for both the derivative and the underlying hedged exposure are recognized in earnings each quarter.
Following are pretax gains and losses from derivatives which were recognized in earnings during the second quarter and first six months (in millions). These gains and losses effectively offset changes in the cost or value of the company’s hedged exposures.
Second Quarter				First Six Months
2008		2007		2008		2007
Gains	Losses	Gains	Losses	Gains	Losses	Gains	Losses
$8.5	$1.4	$2.8	$4.3	$14.0	$5.9	$6.5	$9.4

The company immediately recognizes in earnings any portion of derivative gains or losses that are not 100% effective at offsetting price changes in the underlying transactions.  Anheuser-Busch recognized net pretax gains due to this hedge ineffectiveness of $0.8 million for the second quarter of 2008 compared to net ineffective pretax losses of $2.3 million for the second quarter of 2007.  For the first six months, the company recognized net ineffective losses of $5.7 million in 2008 and $1.4 million in 2007.

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
	Second Quarter		First Six Months
	2008	2007	2008	2007
Basic weighted average shares	714.2	754.8	715.4	759.2
Diluted weighted average shares	727.1	765.1	725.8	770.3

6.	Nonowner Changes in Shareholders Equity
The components of accumulated nonowner changes in shareholders equity, net of applicable taxes, as of June 30, 2008 and December 31, 2007 follow (in millions):
	June 30, 2008	Dec. 31, 2007
Foreign currency translation gains / (losses)	$(63.4)	$(347.0)
Deferred hedging gains / (losses)	29.7	0.1
Deferred securities valuation gains / (losses)	1.3	1.0
Deferred retirement benefits costs	(554.0)	(576.3)
Accumulated nonowner changes in shareholders equity	$(586.4)	$(922.2)

Combined net income and nonowner changes in shareholders equity, net of applicable taxes, for the second quarter and first six months ended June 30 follows (in millions):
	Second Quarter		First Six Months
	2008	2007	2008	2007
Net income	$689.2	$677.0	$1,200.1	$1,194.5
Net change in foreign currency translation	176.2	147.0	283.6	105.9
Net change in deferred hedging gains / (losses)	18.7	(7.0)	29.6	(3.9)
Net change in deferred securities valuation	(0.8)	0.2	0.3	(0.2)
Net change in deferred retirement benefits costs	11.1	31.0	22.3	31.0
Combined net income and nonowner changes in shareholders equity	$894.4	$848.2	$1,535.9	$1,327.3

7.	Inventories
The company’s inventories were comprised of the following as of June 30, 2008 and December 31, 2007 (in millions).
	June 30, 2008	Dec. 31, 2007
Raw Materials	$284.8	$365.4
Work-in-Process	127.2	109.9
Finished Goods	299.3	248.2
Total Inventories	$711.3	$723.5

8.	Goodwill
Following is goodwill by business segment, as of June 30, 2008 and December 31, 2007 (in millions). Goodwill is included in either other assets or investment in affiliated companies, as appropriate, in the consolidated balance sheet. The change in goodwill during the first six months 2008 is primarily due to fluctuations in foreign currency exchange rates.
	June 30, 2008	Dec. 31, 2007
Domestic Beer	$21.2	$21.2
International Beer	1,439.0	1,343.3
Packaging	15.8	21.9
Entertainment	288.3	288.3
Total Goodwill	$1,764.3	$1,674.7

9.	Pension and Postretirement Health Care Expense
The components of expense for pensions and postretirement health care benefits are shown below for the second quarter and first six months of 2008 and 2007 (in millions).
	Pensions
	Second Quarter		First Six Months
	2008	2007	2008	2007
Service cost (benefits earned during the period)	$24.9	$25.0	$49.8	$50.1
Interest cost on benefit obligation	47.6	44.7	95.1	89.3
Assumed return on plan assets	(55.4)	(52.2)	(110.8)	(104.3)
Amortization of prior service cost and net actuarial losses	15.0	21.4	30.0	42.7
FAS 88 Settlement	2.7	--	2.7	19.0
	34.8	38.9	66.8	96.8
Cash contributed to multi-employer plans	4.4	4.0	8.5	8.2
Cash contributed to defined contribution plans	5.2	5.1	10.6	10.3
	$44.4	$48.0	$85.9	$115.3

	Postretirement Health Care
	Second Quarter		First Six Months
	2008	2007	2008	2007
Service cost (benefits earned during the period)	$6.7	$6.9	$14.2	$13.4
Interest cost on benefit obligation	13.4	11.7	25.5	22.6
Amortization of prior service cost and net actuarial losses	3.3	4.1	7.9	8.2
Total expense	$23.4	$22.7	$47.6	$44.2

10.	Equity Investment in Grupo Modelo
Summary financial information for Anheuser-Busch’s equity investee Grupo Modelo for the second quarter and first six months of 2008 and 2007 is presented below (in millions). The amounts shown represent 100% of Modelo’s consolidated operating results based on U.S. generally accepted accounting principles on a one-month lag basis, and include the impact of the company’s purchase accounting adjustments.
	Results of Operations
	Second Quarter		First Six Months
	2008	2007	2008	2007
Net sales	$1,576.1	$1,438.1	$2,880.5	$2,596.1
Gross profit	$794.9	$739.7	$1,458.5	$1,349.0
Minority interest expense	$(4.4)	$(6.2)	$(5.2)	$(2.0)
Net income	$337.9	$380.1	$593.1	$692.8

11.	Fair Value Measurements
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
The company accounts for financial derivatives at fair value and at June 30, 2008 had derivatives-based assets (amounts due from counterparties) of $59.1 million and liabilities (amounts due to counterparties) of $8.3 million reported on the balance sheet. The liabilities are reported in other current liabilities while $58.8 million of the assets are reported in other current assets with the remaining $0.3 million reported in other assets.  The fair values of derivatives are determined either through quoted prices in active markets for exchange traded derivatives, which for Anheuser-Busch are primarily commodity derivatives, or through pricing from brokers who develop values based on inputs observable in active markets, such as interest rates and currency volatilities. The fair value of derivatives based on market quoted pricing was net assets of $46.6 million as of June 30, 2008, while the fair value related to broker quoted pricing was net assets of $4.2 million.
Anheuser-Busch also uses fair value measurements when it periodically evaluates the recoverability of goodwill and other intangible assets, and when preparing annual fair value disclosures regarding the company’s long-term debt portfolio.

12.	InBev Transaction
On July 13, 2008, InBev NV and Anheuser-Busch announced an agreement to combine the two companies, forming the world’s leading global brewer. Anheuser-Busch shareholders will receive $70 per share in cash, for an aggregate equity value of $52 billion. The combined company will be called Anheuser-Busch InBev. Both companies’ Boards of Directors have unanimously approved the transaction. The combination is expected to be complete by the end of 2008.

Management’s Discussion and Analysis of Operations and Financial Condition
This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Anheuser-Busch Companies, Inc. for the second quarter and six months ended June 30, 2008, compared to the second quarter and first six months ended June 30, 2007, and the year ended December 31, 2007.  This discussion should be read in conjunction with the consolidated financial statements and notes included in the company's annual report to shareholders for the year ended December 31, 2007.
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

Results of Operations
Anheuser-Busch achieved solid sales and earnings per share growth for the quarter and first half of the year, reporting that second quarter 2008 net sales increased 4.6% and diluted earnings per share increased 8%. For the first six months of 2008, net sales increased 5.3% and diluted earnings per share increased 6.5%. U.S. beer shipments and wholesaler sales-to-retailers increased in the quarter over last year, led by the successful launch of Bud Light Lime and improved performance of other core brands. According to IRI supermarket data, Anheuser-Busch has gained 1.0 share points at the consumer level during the four weeks ended July 6th. The company is encouraged by the success of its marketing and selling initiatives and is optimistic concerning the outlook for the remaining summer selling season. Anheuser-Busch’s new Strategic Plan expands and accelerates the cost reduction and operating efficiency initiatives generated by the Blue Ocean project, as well as the company’s planned price increases. These initiatives, combined with our increased marketing and selling efforts, are all contributing to a very strong outlook for profit growth.
Results for the second quarter of 2007 include a $16 million pretax gain ($.01 per share) on the sale of the company’s remaining interest in its Spanish theme park investment. This one-time gain impacts the comparability of financial results between years. Excluding the impact of this gain, which the company believes allows a better comparison of underlying results, diluted earnings per share increased 9.2% for the second quarter and 7.1% for the first six months (see tables on page 17).

Beer Sales Results
Following is a summary and discussion of the company’s beer volume and sales results for the second quarter and first six months of 2008 versus comparable 2007 periods.

Reported Beer Volume (millions of barrels) for Periods Ended June 30
	Second Quarter			First Six Months
		Versus 2007			Versus 2007
	2008	Barrels	%	2008	Barrels	%
U.S.	27.6	Up 0.1	Up 0.5%	53.4	Up 0.2	Up 0.4%
International	6.2	Up 0.3	Up 4.8%	11.6	Up 0.5	Up 4.0%
Worldwide A-B Brands	33.8	Up 0.4	Up 1.2%	65.0	Up 0.7	Up 1.1%
Equity Partner Brands	9.3	Up 0.2	Up 2.1%	16.6	Up 0.8	Up 5.2%
Total Brands	43.1	Up 0.6	Up 1.4%	81.6	Up 1.5	Up 1.9%

U.S. beer volume represents beer shipments to wholesalers in the United States. U.S. beer shipments-to-wholesalers increased 0.5% for the second quarter. Sales-to-retailers for the quarter increased 0.4% despite the timing of the Fourth of July holiday that adversely impacted the comparison with second quarter 2007 results. Sales-to-retailers for the second quarter plus first week of July, which eliminates the holiday timing distortion, were up 1.9% over the comparable period last year. For the first six months of 2008, shipments-to-wholesalers increased 0.4%, and sales-to-retailers decreased 0.1% with import brands contributing 0.2 basis points of growth to shipments and 0.4 basis points to sales-to-retailers. The Fourth of July timing also adversely impacted year-to-date sales-to-retailers although to a lesser degree than in the quarter. Wholesaler inventories for Anheuser-Busch produced brands at the end of the second quarter were essentially level compared with inventories at the end of the second quarter 2007.
The company’s estimated U.S. beer market share for the first six months of 2008 was 48.8% compared to prior year market share of 48.9%.  Market share is based on estimated U.S. beer industry shipment volume using information provided by the Beer Institute and the U.S. Department of Commerce.
International volume consisting of Anheuser-Busch brands produced overseas by company-owned breweries and under license and contract brewing agreements, plus exports from the company’s U.S. breweries, increased 4.8% for the second quarter, to 6 million barrels, and 4% for the first half of 2008, to 12 million barrels, driven primarily by volume increases in China, Canada and Argentina, partially offset by lower volume in the United Kingdom and Ireland. Worldwide Anheuser-Busch brands volume is comprised of U.S. and international volume, and rose 1.2% for the second quarter and 1.1% year-to-date, to 34 million and 65 million barrels, respectively.
Equity partner brands volume, which represents the company’s share of its foreign equity partners’ volume reported on a one-month lag, increased 2.1% for the second quarter of 2008, to 9 million barrels, and increased 5.2% for the first six months to 17 million barrels, due to Tsingtao and Modelo volume growth in both periods. Total brands volume, which combines worldwide Anheuser-Busch brand volume with equity partner brands volume was 43 million barrels in the second quarter and 82 million barrels for the six months, up 1.4% and 1.9%, respectively.

2008 Financial Results
Following is a summary and discussion of key operating results for the second quarter and first six months of 2008 versus comparable 2007 periods.

$ in millions, except per share	Second Quarter		2008 vs. 2007
	2008	2007	$	%
Gross Sales	$5,336	$5,126	Up $210	Up 4.1%
Net Sales	$4,721	$4,515	Up $206	Up 4.6%
Income Before Income Taxes	$816	$797	Up $19	Up 2.4%
Equity Income	$167	$195	Dn $28	Dn 14.2%
Net Income	$689	$677	Up $12	Up 1.8%
Diluted Earnings per Share	$.95	$.88	Up $.07	Up 8.0%

$ in millions, except per share	First Six Months		2008 vs. 2007
	2008	2007	$	%
Gross Sales	$9,991	$9,532	Up $459	Up 4.8%
Net Sales	$8,821	$8,374	Up $447	Up 5.3%
Income Before Income Taxes	$1,451	$1,393	Up $58	Up 4.2%
Equity Income	$293	$354	Dn $61	Dn 17.3%
Net Income	$1,200	$1,195	Up $5	Up 0.5%
Diluted Earnings per Share	$1.65	$1.55	Up $.10	Up 6.5%

Anheuser-Busch reported gross sales of $5.3 billion during the second quarter 2008, an increase of $210 million, or 4.1%.  Gross sales increased 4.8%, or $459 million, to $10 billion for the first six months.  Net sales were $4.7 billion and $8.8 billion, increases of $206 million and $447 million, respectively, or 4.6% for the quarter and 5.3% year-to-date. The differences between gross and net sales in 2008 are due to beer excise taxes of $615 million and $1.2 billion, respectively.  The sales increases were driven by higher sales for all operating segments, with the exception of a second quarter decline in packaging segment sales. For the second quarter and first six months, respectively, U.S. beer segment net sales increased 4.5%, or $145 million, and 4.2%, or $258 million on higher volume, increased revenue per barrel and favorable brand mix; international beer net sales increased $48 million and $97 million primarily due increased sales in China and Canada; packaging operations net sales decreased $14 million for the second quarter on lower aluminum can manufacturing revenues, and increased $16 million for the first six months on higher recycling sales; and

entertainment segment sales increased $16 million and $52 million due to increased attendance and higher ticket pricing.
 U.S. beer revenue per barrel was up 3.2% in the second quarter 2008 and grew 2.7% compared with the first half of 2007, due to price increases in late 2007 and first quarter 2008 and favorable brand mix, especially in the second quarter. Revenue per barrel increases accounted for $111 million and $190 million, respectively, of the increases in U.S. beer net sales in the second quarter and first six months, higher beer volume contributed $14 million and $25 million, respectively, and nonbeer revenues added $20 million and $43 million, respectively. Revenue per barrel is calculated as net sales generated by the company’s U.S. beer operations on barrels of beer sold, determined on a U.S. GAAP basis, divided by the total volume of beer shipped to U.S. wholesalers. The U.S. beer pricing environment remained favorable through the important Memorial Day and Fourth of July holidays, as expected. The company plans to implement price increases on approximately 85% of its U.S. volume in September and October 2008, with the pricing initiatives tailored to selected markets, brands and packages. The company is projecting revenue per barrel growth, including mix, of 4% for the full year 2008.
The cost of sales for the second quarter 2008 was $3 billion, an increase of $141 million, or 4.9%, and was up $296 million, or 5.5%, to $5.6 billion for the first six months.  The increases in cost of sales are primarily attributable to the costs associated with increased costs for brewing and packaging materials; higher operating costs for international beer and entertainment in both periods and for the packaging segment year-to-date; increased energy costs, including freight costs; and costs associated with higher U.S. and international beer volume.  Consolidated gross profit as a percentage of net sales was 36.5% for the second quarter and 36.2% year-to-date, down 20 basis points and 10 basis points, respectively.
Marketing, distribution and administrative expenses were $793 million for the second quarter and $1.5 billion year-to-date, representing a $37 million increase for the quarter and a $78 million increase year-to-date. The changes versus prior year periods are due to higher U.S. beer marketing costs; higher advertising expenses in China, particularly year-to-date; increased marketing costs for entertainment operations; higher delivery costs for company-owned beer wholesalerships, including an incremental location versus last year; and increased administrative expenses year-to-date.
Operating income was $930 million, an increase of $29 million, or 3.2% for the second quarter 2008.  For the first six months of 2008, operating income was $1.7 billion, an increase of $73 million, or 4.5%. Operating margins declined 30 basis points for the second quarter and 10 basis points for the first six months, to 19.7% and 19.2%, respectively.
Interest expense less interest income was $120 million for the second quarter and $248 million for the first six months of 2008, increases versus respective 2007 periods of $2 million and $11 million. The increases in both periods are due to higher average outstanding debt balances partially offset by lower average interest rates. Interest income was down slightly in the second quarter and higher year-to-date in 2008 versus 2007. Interest capitalized of $4 million in the second quarter and $9 million for the first six months was level and up slightly, respectively, due to the timing of capital spending and project in-service dates.
Other income/(expense), net reflects the impact of numerous items not directly related to the company’s operations. For the second quarter of 2008, the company had other income of $3 million versus other income of $10 million in 2007. Year-to-date the company recognized expense of $2 million in 2008 compared with income of $4 million.  Other income for the second quarter and first six months of 2007 includes the $16 million gain from the sale of the company’s remaining interest in its Spanish theme park investment. For business segment reporting purposes, the gain is reported as a corporate item.
Income before income taxes for the second quarter 2008 was $816 million, an increase of $19 million, or 2.4%, on improved results for U.S. and international beer partially offset by lower results for packaging and entertainment. Year-to-date, pretax income was $1.5 billion, an increase of $58 million or 4.2%, on higher earnings from U.S. beer, international beer and entertainment partially offset by lower packaging segment results. U.S. beer pretax profits improved $18 million in the second quarter and were up $35 million for the first six months, due to higher beer sales volume and increased pricing partially offset by higher marketing and distribution expenses and increased beer production costs. International beer pretax income increased $18 million in the second quarter and increased $37 million year-to-date on profit growth in China, Canada and the United Kingdom. Packaging segment pretax profits were down $6 million and $10 million, respectively, primarily due to lower recycling earnings. Entertainment segment pretax profits declined $8 million and grew $5 million, respectively, due primarily to increased attendance and increased ticket pricing, being fully offset by higher park operating costs in the quarter and partially offset year-to-date.
Equity income of $167 million for the second quarter and $293 million year-to-date decreased $28 million and $61 million, respectively, reflecting higher materials and operating costs at Grupo Modelo partially offset by volume growth in both periods and higher pricing in the second quarter. Tsingtao equity results for the second quarter include a $7 million charge for higher income tax rates mandated by the government retroactively for 2007. Equity income in 2007 includes benefits of $12 million and $29 million, respectively, in the second quarter and first six months due to the return of advertising funds that were part of Modelo’s prior beer import contracts.
Net income of $689 million in the second quarter of 2008 represented an increase of $12 million, or 2%.  Net income grew 0.5%, to $1.2 billion for the first six months of 2008. Diluted earnings per share were $.95 and $1.65, respectively, for the second quarter and first six months of 2008, representing increases of 8% and 6.5%, respectively.  Diluted earnings per share for 2008 benefited from the repurchase of 13.7 million shares in the first six months under the company’s share repurchase program.  The effective income tax rate was 36% for the second quarter 2008 and 37.5% for the first six months, representing decreases of 350 and 220 basis points, respectively, primarily due to lower taxes on foreign earnings and tax benefits related to the exercise of employee incentive stock options.
The company believes that excluding the impact of the $16 million one-time gain from the sale of the Spanish theme park investment in 2007 provides more meaningful comparisons of financial results between periods. As shown in the following table, pretax income, net income and diluted earnings per share for the second quarter increased 4.5%, 3.3% and 9.2%, respectively, excluding the one-time gain. For the first six months, income before income taxes, net income and diluted earnings per share excluding the gain increased 5.4%, 1.3% and 7.1%, respectively.
	Income Before Income Taxes	Provision for Income Taxes	Net Income	Diluted Earnings Per Share	Effective Tax Rate
Second Quarter
2008
Reported	$816.4	($294.2)	$689.2	$.95	36.0%

2007
Reported	$796.9	($314.6)	$677.0	$0.88	39.5%
Gain on Sale of Spanish Theme Park	(16.0)	6.1	(9.9)	(0.01)
Excluding One-Time Item	$780.9	($308.5)	$667.1	$0.87	39.5%

Percentage Change – 2008 vs. 2007
Reported	2.4%		1.8%	8.0%	(350) pts
Excluding One-Time Item	4.5%		3.3%	9.2%	(350) pts

First Six Months
2008
Reported	$1,451.2	($544.1)	$1,200.1	$1.65	37.5%

2007
Reported	$1,393.1	($552.7)	$1,194.5	$1.55	39.7%
Gain on Sale of Spanish Theme Park	(16.0)	6.1	(9.9)	(0.01)
Excluding One-Time Item	$1,377.1	($546.6)	$1,184.6	$1.54	39.7%

Percentage Change – 2008 vs. 2007
Reported	4.2%		0.5%	6.5%	(220) pts
Excluding One-Time Item	5.4%		1.3%	7.1%	(220) pts

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

Cash at June 30, 2008 was $253 million, a decrease of $30 million from the December 31, 2007 balance.  The company generated operating cash flow before the change in working capital of $1.8 billion for the first six months of 2008, an increase of $36 million due primarily to increased earnings and tax benefits on the exercise of employee stock options partially offset by a higher discretionary defined benefit pension contribution in 2008. The company made a discretionary contribution of $165 million in 2008 versus a contribution of $85 million in 2007. Discretionary contributions are in addition to required minimum funding. See the consolidated statement of cash flows for additional information on the company’s sources and uses of cash.
The company’s debt balance decreased $657 million in the first half of 2008 compared to an increase of $300 million in 2007.  The changes in debt for the first half of 2008 and 2007 are summarized below (in millions).
Description	Amount	Interest Rate (Fixed Unless Noted)
First Six Months of 2008
Increases:
Chinese yuan-denominated notes	$2.5	6.53% wtd. avg.
Other, net	2.2	Various
Total increases	4.7

Decreases:
Commercial paper	(441.6)	2.66% wtd. avg., floating
U.S. dollar notes	(151.8)	$150.0 at 5.75%; $1.7 at 5.35%
Capital lease obligation	(68.3)	6.0%
Other, net	(0.1)	Various
Total decreases	(661.8)
Net decrease in debt	$(657.1)

First Six Months of 2007
Increases:
U.S. dollar notes	$317.3	$300.0 at 5.6% and $17.3 at 5.54%
Industrial revenue bonds	12.5	Various
Other, net	42.0	Various
Total increases	371.8

Decreases:
Commercial paper	(69.2)	5.38% wtd. avg., floating
Other, net	(2.2)	Various
Total decreases	(71.4)
Net increase in debt	$300.4

The company’s commercial paper obligation of $597 million at June 30, 2008 is classified as long-term, since commercial paper is maintained on a long-term basis with on-going support provided by the company's $2 billion revolving credit agreement. The interest rates for commercial paper at June 30, 2008 and 2007 were 2.37% and 5.28%, respectively.
Capital expenditures during the second quarter 2008 were $207 million, compared with $192 million for the second quarter 2007. Capital expenditures totaled $357 million and $346 million, respectively, for the first six months of 2008 and 2007.  Full year 2008 capital expenditures are expected to be approximately $875 million.
At its July 2008 meeting, the Board of Directors increased the company’s regular quarterly dividend rate on outstanding shares of the company’s common stock 12.1%, to $.37 per share from $.33, payable September 9, 2008, to shareholders of record August 11, 2008.
Except as described below, there have been only normal and recurring changes in the company’s cash commitments since December 31, 2007.
Anheuser-Busch has developed an estimate of its costs resulting from the transaction with InBev and related matters. The company currently estimates these costs, primarily for investment banking, legal and accounting services, to approximate $120 million in the third quarter 2008, with associated cash payments of approximately $20 million in the third quarter and the remaining $100 million to be paid primarily in the fourth quarter. Additionally, in the fourth quarter the company anticipates incurring a noncash charge of approximately $72 million for the accelerated vesting of stock compensation awards, cash payments of approximately $40 million under an enhanced officer bonus program and cash payments totaling approximately $71 million related to officer and director deferred compensation and retirement plans.  The timing of the anticipated fourth quarter cash payments noted above assumes a change in control before December 31, 2008. If the change in control date is delayed, the timing of these payments will also be delayed.
In June 2008, in connection with its plans to reduce costs and improve efficiency, Anheuser-Busch announced an enhanced retirement program to be offered to certain salaried employees. The program will provide enhanced pension and retiree medical benefits to salaried employees who are at least 55 years old as of December 31, 2008. The company estimates that its salaried workforce will be reduced by 10% to 15% as a result of this program and attrition.  In conjunction with this program, the company expects to recognize in the fourth quarter of 2008 a one-time pretax charge estimated in the range of $300 million to $400 million for enhanced retirement and severance costs, with associated cash expenditures of approximately $20 million to $30 million.

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
The chief executive officer and chief financial officer evaluated the company’s disclosure controls and procedures as of the end of the quarter ended June 30, 2008 and have concluded that they are effective as of June 30, 2008 in providing reasonable assurance that such information is identified and communicated on a timely basis.  Additionally, there were no changes in the company’s internal control over financial reporting during the quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
On September 19, 2006, one of the company’s cansheet suppliers, Novelis Corporation (“Novelis”), instituted a lawsuit seeking relief from continued performance of its obligations under its cansheet supply agreement with the company.  This action was filed in federal court in the Northern District of Ohio. The company believed that the assertions of Novelis were without merit, and filed a motion for summary judgment.  This motion was granted on May 22, 2008, resulting in a dismissal of all of Novelis' claims.  On June 20, 2008, Novelis filed an appeal to the 6th Circuit Court of Appeals.  The company expects to prevail on appeal.

Missouri Shareholder Suits
On June 4, 2008 and July 16, 2008, two substantially similar putative shareholder class and derivative actions were filed in the Circuit Court of the City of St. Louis, Missouri against the company's Board of Directors (the "Board") and the company (in part as nominal defendant), styled as Pick v. Busch, et al., C.A. No. 0822-CC02134, and New Jersey Carpenters Pension and Annuities Funds v. Busch, et al., C.A. No. 0822-CC07280.  These plaintiffs alleged that the defendants breached their fiduciary duties by failing to give adequate consideration to the InBev non-binding proposal and taking improper defensive actions against the offer in an attempt to maintain their positions on the Board.  The plaintiffs generally sought declaratory relief that the defendants breached their fiduciary duties, injunctive relief to prevent such breaches, and/or fees and expenses.  On July 2, 2008, a different plaintiff filed an action with similar allegations in United Stated District Court for the Eastern District of Missouri, styled as United Food & Commercial Workers Pension Fund of Northeastern PA v. Anheuser-Busch Companies, Inc., et al., C.A. 4:08-cv-00968.  The plaintiff in the federal action sought damages in addition to the other forms of relief sought in the state actions.
The plaintiffs in the Missouri state court actions filed a motion to consolidate those two cases and for the appointment of lead counsel on June 26, 2008 and a motion for expedited discovery on June 30, 2008.  The company filed motions to stay the two Missouri state actions in favor of the substantially similar lawsuits pending in the Delaware Court of Chancery on June 27, 2008.  On July 2, 2008, the Circuit Court of the City of St. Louis held a hearing on these motions and, on July 7, 2008, granted the company's motion to stay the two Missouri state actions in favor of substantially similar Delaware actions.  The Circuit Court also ruled that the plaintiffs' motion to consolidate the Missouri actions and motion for expedited discovery were moot.  On July 11, 2008, the plaintiffs filed a motion to lift the stay and the company filed an opposition brief on July 18, 2008.  On July 21, 2008, the court removed the motion to lift the stay from its hearing docket, to be reset on application.

Delaware Shareholder Suits
Between June 12, 2008 and July 2, 2008 a total of 11 substantially similar putative shareholder class and derivative actions were filed in the Delaware Court of Chancery against the Board and the company (in part as a nominal defendant), alleging that the defendants breached their fiduciary duties by failing to maximize shareholder value and adopting unreasonable defensive measures in the face of the InBev non-binding proposal, including undertaking merger negotiations with Grupo Modelo.  The plaintiffs generally sought declaratory relief that the defendants breached their fiduciary duties, injunctive relief to prevent such breaches, damages, and/or fees and expenses.
On June 18, 2008 and June 24, 2008, the plaintiffs in two of these actions moved for expedited discovery. The court denied both motions.  On June 25, 2008, one of the plaintiffs filed an Order of Dismissal seeking a voluntary dismissal of its action without prejudice.  On July 10, 2008, the court consolidated the remaining ten actions under the caption In re Anheuser-Busch Companies, Inc. Shareholders Litigation, C.A. No. 3851, appointed the following as lead plaintiffs:  Deka International S.A. Luxemburg, International Fund Management S.A. Luxemburg, Helaba Invest Kapitalanlagegesellschaft MBH, Deka Investmentgesellschaft MBH, Deka Fundmaster Investmentgesellschaft MBH, the General Retirement System of the City of Detroit, and Sjunde AP-Fonden.  The court further ordered the lead plaintiffs to file a consolidated amended derivative and class action complaint and that the defendants need not respond to any of the previously filed-complaints.  The lead plaintiffs have not yet filed their consolidated amended complaint.

InBev's Delaware Suit
On June 26, 2008, InBev, which purports to be a shareholder of the company, filed a complaint in the Delaware Court of Chancery against the company, styled as InBev NV/SA v. Anheuser-Busch Companies, Inc., C.A. 3857.  In its complaint, InBev alleged that it intended to seek stockholder consents to remove the entire Board because the company intended to delay, frustrate and reject the InBev proposal.  For relief, InBev requested (1) a declaratory judgment that: (a) the company's 2006 Amendment to Article Fifth of its Certificate of Incorporation had declassified all three classes of the Board, and (b) the company's stockholders were, under the company's Certificate of Incorporation and Delaware law, permitted to remove all of the company's directors without cause; and (2) any other relief the court may choose to grant.
On July 8, 2008, InBev filed a motion for expedited proceedings. InBev alleged that expedited proceedings were necessary due to its pending consent solicitation and the company's stated position that it would challenge InBev's lawsuit.  InBev also filed a motion for summary judgment, arguing that as a matter of law, the shareholders of the company may remove all directors of the company without cause and that the Board is not classified as provided in Section 141(d) of the Delaware General Corporation Law.
On July 23, 2008, InBev voluntarily dismissed this action.

Anheuser-Busch's Missouri Suit
On July 7, 2008, the company filed a complaint in federal court in the Eastern District of Missouri against InBev, styled as Anheuser-Busch Companies, Inc. v. InBev NV/SA, C.A. No. 4:08-cv-00993. The company alleged that InBev made false and misleading statements regarding the InBev non-binding proposal and Proposed Consent Actions.  The complaint sought: (1) injunctive relief (temporarily, preliminarily, and permanently) to prevent InBev (and its officers, agents, employees, attorneys, and all persons in active concern or participation with them) from taking any steps towards soliciting consents from the company's shareholders until such time as InBev has cured all of its false and misleading statements and there is a further court order, (2) costs and expenses for the company, including attorneys' fees, and (3) any other relief the court may choose to grant.
On July 24, 2008, the company voluntarily dismissed this action.

Under the merger agreement, the company has agreed to voluntarily dismiss this action.

Levi Lawsuit
On May 27, 2008, Hunter R. Levi, a former employee of the company, filed a pro se lawsuit in the United Stated District Court in the Western District of Missouri against the company, the Board (excluding Patrick Stokes and William Porter Payne), and various other individuals and companies, styled as Levi v. Anheuser-Busch Companies, Inc., et al., C.A. 08-0398-cv-W-DGK.  The complaint alleges that Levi was wrongfully terminated in violation of Missouri law and the Sarbanes-Oxley Act of 2002.  The complaint seeks actual damages of $2.5 million and punitive damages between $5 million and $136 million.
On July 15, 2008, Levi filed a motion seeking (1) an injunction to prohibit the company, its executives, and the Board from further negotiations between the company and InBev regarding a proposed sale of the company, including any Anheuser-Busch shareholder vote; (2) an order requiring the company to retain documents pertaining to Levi's complaint; and (3) investigative referrals to the Securities and Exchange Commission, the Department of Justice, and the Federal Bureau of Investigation.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds
Following are the company’s monthly common stock purchases during the second quarter 2008 (in millions, except per share). All shares are repurchased under Board of Directors authorization. In December 2006, the Board authorized a new program to repurchase 100 million shares. There is no prescribed termination date for this program. The numbers of shares shown include shares delivered to the company to exercise stock options.

	Shares	Avg. Price

Repurchases Remaining Authorized Under Disclosed Programs at March 31, 2008	52.0

Share Repurchases
April	(1.5)	$47.94
May	(2.2)	$51.26
June	(0.9)	$59.09
Total Second Quarter Repurchases	(4.6)

Repurchases Remaining Authorized Under Disclosed Programs at June 30, 2008	47.4

Item 6.   Exhibits
Exhibit	Description

10.34	Notice of Restricted Stock Award under Anheuser-Busch Companies, Inc. 2008 Long-Term Equity Incentive Plan for Non-Employee Directors
10.35	Notice of Restricted Stock Award under Anheuser-Busch Companies, Inc. 2008 Long-Term Equity Incentive Plan for Non-Employee Directors For a director who is a citizen of Mexico
10.36	Notice of Deferred Stock Unit Award under Anheuser-Busch Companies, Inc. 2008 Long-Term Equity Incentive Plan for Non-Employee Directors
12	Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) under the Exchange Act
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a) under the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANHEUSER-BUSCH COMPANIES, INC. (Registrant)
/s/ W. Randolph Baker
W. Randolph Baker Vice President and Chief Financial Officer (Chief Financial Officer) July 25, 2008

/s/ John F. Kelly
John F. Kelly Vice President and Controller (Chief Accounting Officer) July 25, 2008