Form 10-Q
period 2008-09-30
ANHEUSER-BUSCH COMPANIES, INC.
filed 2008-11-06
CIK 310569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
COMMISSION FILE NUMBER: 1-7823
ANHEUSER-BUSCH COMPANIES, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	43-1162835

(State of Incorporation)	(I.R.S. Employer Identification No.)
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
     Yes ☑          No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes ☐          No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
$1 Par Value Common Stock — 723,043,267 shares as of September 30, 2008.

Item 3. Disclosures About Market Risks
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 6. Exhibits
Signatures
EX-12
EX-31.1
EX-31.2
EX-32.1
EX-32.2

Anheuser-Busch Companies, Inc. and Subsidiaries
Consolidated Balance Sheet (Unaudited)

	Sept 30,	Dec 31,
In millions, except per share	2008	2007
Assets
Current Assets:
Cash	$314.3	$283.2
Accounts receivable	1,131.1	805.2
Inventories	782.6	723.5
Other current assets	259.7	212.6

Total current assets	2,487.7	2,024.5
Investments in affiliated companies	4,290.6	4,019.5
Plant and equipment, net	8,725.7	8,833.5
Intangible assets, including goodwill of $1,198.4 and $1,134.6	1,644.7	1,547.9
Other assets	711.0	729.6

Total Assets	$17,859.7	$17,155.0

Liabilities and Shareholders Equity
Current Liabilities:
Accounts payable	$1,721.7	$1,464.5
Accrued salaries, wages and benefits	393.3	374.3
Accrued taxes	458.3	106.2
Accrued interest	118.3	136.4
Other current liabilities	339.5	222.4

Total current liabilities	3,031.1	2,303.8

Retirement benefits	926.5	1,002.5

Debt	7,688.6	9,140.3

Deferred income taxes	1,339.9	1,314.6

Other long-term liabilities	254.3	242.2

Shareholders Equity:
Common stock, $1.00 par value, authorized 1.6 billion shares	1,498.4	1,482.5
Capital in excess of par value	4,128.7	3,382.1
Retained earnings	19,051.4	17,923.9
Treasury stock, at cost	(19,430.1)	(18,714.7)
Accumulated nonowner changes in equity	(629.1)	(922.2)

Total Shareholders Equity	4,619.3	3,151.6

Commitments and contingencies	—	—

Total Liabilities and Shareholders Equity	$17,859.7	$17,155.0

See the accompanying footnotes on pages 5 to 11.

Anheuser-Busch Companies, Inc. and Subsidiaries
Consolidated Statement of Income (Unaudited)

	Third Quarter		Nine Months
	Ended Sept 30,		Ended Sept 30,
In millions, except per share	2008	2007	2008	2007
Gross sales	$5,548.6	$5,237.4	$15,539.4	$14,769.2
Excise taxes	(632.0)	(619.7)	(1,802.2)	(1,777.7)

Net Sales	4,916.6	4,617.7	13,737.2	12,991.5
Cost of sales	(3,015.0)	(2,868.5)	(8,643.5)	(8,201.1)

Gross profit	1,901.6	1,749.2	5,093.7	4,790.4
Marketing, distribution and administrative expenses	(810.9)	(777.4)	(2,310.4)	(2,199.3)
Corporate charges	(166.2)	—	(166.2)	—
Gain on sale of distribution rights	15.3	26.5	15.3	26.5

Operating income	939.8	998.3	2,632.4	2,617.6
Interest expense	(116.0)	(119.4)	(366.7)	(359.0)
Interest capitalized	3.6	4.5	12.6	12.2
Interest income	1.1	0.7	3.4	2.7
Other income/(expense), net	0.8	(12.6)	(1.2)	(8.9)

Income before income taxes	829.3	871.5	2,280.5	2,264.6
Provision for income taxes	(337.4)	(350.0)	(881.5)	(902.7)
Equity income, net of tax	174.2	185.2	467.2	539.3

Net income	$666.1	$706.7	$1,866.2	$1,901.2

Basic earnings per share	$.92	$.96	$2.60	$2.53

Diluted earnings per share	$.90	$.95	$2.55	$2.49

Weighted average shares outstanding
Basic	722.4	738.6	717.7	752.3

Diluted	744.2	745.4	733.1	763.0

See the accompanying footnotes on pages 5 to 11.

Anheuser-Busch Companies, Inc. and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)

	Nine Months
In millions	Ended Sept 30,
	2008	2007
Cash flow from operating activities:
Net income	$1,866.2	$1,901.2
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	756.3	748.3
Decrease in deferred income taxes	(21.2)	(71.1)
Stock-based compensation expense	45.5	46.4
Undistributed earnings of affiliated companies	(34.7)	(126.0)
Gain on sale of business	(15.3)	(42.5)
Corporate charges	140.9	—
Other, net	(15.3)	79.6

Operating cash flow before the change in working capital	2,722.4	2,535.9
Decrease/(Increase) in working capital	120.4	(83.4)

Cash provided by operating activities	2,842.8	2,452.5

Cash flow from investing activities:
Capital expenditures	(572.4)	(564.8)
Acquisitions	(93.1)	(84.7)
Proceeds from sale of business	52.3	41.6

Cash used for investing activities	(613.2)	(607.9)

Cash flow from financing activities:
Increase in debt	5.0	906.4
Decrease in debt	(1,463.2)	(257.8)
Dividends paid to shareholders	(738.7)	(691.8)
Acquisition of treasury stock	(723.4)	(1,934.9)
Shares issued under stock plans	721.8	215.8

Cash used for financing activities	(2,198.5)	(1,762.3)

Net increase in cash during the period	31.1	82.3
Cash, beginning of period	283.2	219.2

Cash, end of period	$314.3	$301.5

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
2. Business Segments Information
     Comparative business segments information for the third quarter and nine months ended September 30 (in millions):

		International			Corporate
Third Quarter	U.S. Beer	Beer	Packaging	Entertainment	& Elims	Consolidated
2008
Gross Sales	$4,032.8	436.4	681.4	499.2	(101.2)	$5,548.6
Net Sales:
- Intersegment	$0.9	0.1	250.7	—	(251.7)	$—
- External	$3,465.6	370.6	430.7	499.2	150.5	$4,916.6
Income Before Income Taxes	$897.0	46.2	67.7	169.7	(351.3)	$829.3
Equity Income	$(0.8)	175.0	—	—	—	$174.2
Net Income	$555.4	203.6	42.0	105.2	(240.1)	$666.1

2007
Gross Sales	$3,803.7	380.0	698.6	479.5	(124.4)	$5,237.4
Net Sales:
- Intersegment	$0.8	0.1	256.9	—	(257.8)	$—
- External	$3,251.8	311.3	441.7	479.5	133.4	$4,617.7
Income Before Income Taxes	$811.8	34.6	50.6	175.0	(200.5)	$871.5
Equity Income	$1.8	183.4	—	—	—	$185.2
Net Income	$505.1	204.9	31.4	108.5	(143.2)	$706.7

	U.S.	International			Corporate
Nine Months	Beer	Beer	Packaging	Entertainment	& Elims	Consolidated
2008
Gross Sales	$11,500.6	1,176.8	2,052.6	1,137.2	(327.8)	$15,539.4
Net Sales:
- Intersegment	$2.6	0.2	738.3	—	(741.1)	$—
- External	$9,877.8	994.6	1,314.3	1,137.2	413.3	$13,737.2
Income Before Income Taxes	$2,481.7	131.8	157.1	270.0	(760.1)	$2,280.5
Equity Income	$(1.9)	469.1	—	—	—	$467.2
Net Income	$1,536.8	550.8	97.4	167.4	(486.2)	$1,866.2

2007
Gross Sales	$11,003.0	1,022.1	2,048.0	1,065.1	(369.0)	$14,769.2
Net Sales:
- Intersegment	$2.5	0.6	738.6	—	(741.7)	$—
- External	$9,406.0	838.3	1,309.4	1,065.1	372.7	$12,991.5
Income Before Income Taxes	$2,361.5	83.7	150.1	270.4	(601.1)	$2,264.6
Equity Income	$3.4	535.9	—	—	—	$539.3
Net Income	$1,467.5	587.8	93.1	167.6	(414.8)	$1,901.2
     In 2008, the company changed reporting responsibility for beer sales in the Caribbean region from U.S. Beer to International Beer and also reassigned certain administrative and technology support costs between Corporate and U.S. Beer. Segment results for 2007 have been updated to conform to the revised reporting conventions.
3. Stock Compensation
     Under the terms of the company’s stock option plans, officers, certain other employees and non-employee directors may be granted options to purchase the company’s common stock at a price equal to the New York Stock Exchange closing composite tape on the date the option is granted. Options generally vest over three years and have a maximum term of 10 years. At September 30, 2008, existing stock plans authorized issuance of 120 million shares of common stock. The company has the choice of issuing either new shares or from treasury stock when options are exercised under employee stock compensation plans. Under the plan for the board of directors, shares are issued from treasury stock.
     For financial reporting purposes, stock compensation expense is included in cost of sales and marketing, distribution and administrative expenses, depending on where the recipient’s cash compensation is reported, and is classified as a corporate item for business segments reporting. Unrecognized stock compensation expense as of September 30, 2008 totaled $72 million, which is expected to be recognized in the fourth quarter.
     The following table provides additional information regarding options outstanding and options that were exercisable as of September 30, 2008 (options and in-the-money values in millions).

	Options Outstanding				Options Exercisable
		Wtd. Avg.	Wtd. Avg.	Pretax		Wtd. Avg.
		Remaining	Exercise	In-The-Money		Exercise	Pretax In-The-Money
Range of Exercise Prices	Number	Life	Price	Value	Number	Price	Value

$20 - $29	0.4	0.2 years	$29.97	$12.7	0.4	$29.69	$12.7
$30 - $39	3.0	1.1 years	$37.84	81.6	3.0	$37.84	81.6
$40 - $49	46.6	4.9 years	$46.50	1,019.4	37.4	$46.75	683.8
$50 - $54	34.1	6.2 years	$51.46	331.3	24.5	$51.29	331.3

$20 - $54	84.1	5.3 years	$48.13	$1,445.0	65.3	$47.94	$1,109.4

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

Third Quarter				Nine Months
2008		2007		2008		2007
Gains	Losses	Gains	Losses	Gains	Losses	Gains	Losses
$ 8.8	$3.3	$4.9	$7.8	$22.8	$9.2	$11.4	$17.2

     The company immediately recognizes in earnings any portion of derivative gains or losses that are not 100% effective at offsetting price changes in the underlying transactions. Anheuser-Busch recognized net pretax gains due to this hedge ineffectiveness of $9.8 million for the third quarter of 2008 compared to net ineffective pretax gains of $5.1 million for the third quarter of 2007. For the nine months, the company recognized net ineffective gains of $4.1 million in 2008 and $3.7 million in 2007.

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

	Third Quarter		Nine Months
	2008	2007	2008	2007
Basic weighted average shares	722.4	738.6	717.7	752.3

Diluted weighted average shares	744.2	745.4	733.1	763.0

6. Nonowner Changes in Shareholders Equity
     The components of accumulated nonowner changes in shareholders equity, net of applicable taxes, as of September 30, 2008 and December 31, 2007 follow (in millions):

	Sept 30, 2008	Dec 31, 2007
Foreign currency translation gains / (losses)	$(57.2)	$(347.0)
Deferred hedging gains / (losses)	(29.7)	0.1
Deferred securities valuation gains / (losses)	0.5	1.0
Deferred retirement benefits costs	(542.7)	(576.3)

Accumulated nonowner changes in shareholders equity	$(629.1)	$(922.2)

     Combined net income and nonowner changes in shareholders equity, net of applicable taxes, for the third quarter and nine months ended September 30 follows (in millions):

	Third Quarter		Nine Months
	2008	2007	2008	2007
Net income	$666.1	$706.7	$1,866.2	$1,901.2
Net change in foreign currency translation	6.2	(69.3)	289.8	36.6
Net change in deferred hedging gains / (losses)	(59.4)	(3.7)	(29.8)	(7.6)
Net change in deferred securities valuation	(0.8)	(0.5)	(0.5)	(0.7)
Net change in deferred retirement benefits costs	11.3	15.5	33.6	46.5

Combined net income and nonowner changes in shareholders equity	$623.4	$648.7	$2,159.3	$1,976.0

7. Inventories
     The company’s inventories were comprised of the following as of September 30, 2008 and December 31, 2007 (in millions).

	Sept 30, 2008	Dec 31, 2007
Raw Materials	$368.4	$365.4
Work-in-Process	115.0	109.9
Finished Goods	299.2	248.2

Total Inventories	$782.6	$723.5

8. Goodwill
     Following is goodwill by business segment, as of September 30, 2008 and December 31, 2007 (in millions). Goodwill is included in either other assets or investment in affiliated companies, as appropriate, in the consolidated balance sheet. The change in goodwill during the nine months 2008 is primarily due to fluctuations in foreign currency exchange rates.

	Sept 30, 2008	Dec 31, 2007
Domestic Beer	$21.2	$21.2
International Beer	1,464.8	1,343.3
Packaging	15.8	21.9
Entertainment	288.3	288.3

Total Goodwill	$1,790.1	$1,674.7

9. Pension and Postretirement Health Care Expense
     The components of expense for pensions and postretirement health care benefits are shown below for the third quarter and nine months of 2008 and 2007 (in millions).

	Pensions
	Third Quarter		Nine Months

	2008	2007	2008	2007

Service cost (benefits earned during the period)	$23.6	$23.2	$73.4	$73.3
Interest cost on benefit obligation	46.0	44.6	141.1	133.9
Assumed return on plan assets	(57.2)	(52.0)	(168.0)	(156.3)
Amortization of prior service cost and net actuarial losses	15.3	21.6	45.3	64.3
Impact of enhanced retirement program	21.4	—	21.4	—
FAS 88 Settlement	—	—	2.7	19.0

Subtotal	49.1	37.4	115.9	134.2
Cash contributed to multi-employer plans	4.4	4.4	12.9	12.6
Cash contributed to defined contribution plans	5.3	5.6	15.9	15.9

Total expense	$58.8	$47.4	$144.7	$162.7

	Postretirement Health Care
	Third Quarter		Nine Months

	2008	2007	2008	2007

Service cost (benefits earned during the period)	$6.8	$6.7	$21.0	$20.1
Interest cost on benefit obligation	13.6	11.3	39.1	33.9
Amortization of prior service cost and net actuarial losses	3.4	4.1	11.3	12.3
Impact of enhanced retirement program	11.5	—	11.5	—

Total expense	$35.3	$22.1	$82.9	$66.3

10. Equity Investment in Grupo Modelo
     Summary financial information for Anheuser-Busch’s equity investee Grupo Modelo for the third quarter and nine months of 2008 and 2007 is presented below (in millions). The amounts shown represent 100% of Modelo’s consolidated operating results based on U.S. generally accepted accounting principles on a one-month lag basis, and include the impact of the company’s purchase accounting adjustments.

	Results of Operations
	Third Quarter		Nine Months
	2008	2007	2008	2007
Net sales	$1,589.4	$1,481.1	$4,469.9	$4,077.2
Gross profit	$762.7	$742.6	$2,221.2	$2,091.6
Minority interest	$0.1	$4.9	$(5.1)	$3.0
Net income	$318.2	$340.5	$911.3	$1,033.3
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
     The company accounts for financial derivatives at fair value and at September 30, 2008 had derivatives-based assets (amounts due from counterparties) of $32.2 million and liabilities (amounts due to counterparties) of $63.3 million reported on the balance sheet. The liabilities are reported in other current liabilities while $31 million of the assets are reported in other current assets with the remaining $1.2 million reported in other assets. The fair values of derivatives are determined either through quoted prices in active markets for exchange traded derivatives, which for Anheuser-Busch are primarily commodity derivatives, or through pricing from brokers who develop values based on inputs observable in active markets, such as interest rates and currency volatilities. The fair value of derivatives based on market quoted pricing is a net liability of $27.2 million as of September 30, 2008, while the fair value related to broker quoted pricing is a net liability of $3.9 million.
     Anheuser-Busch also uses fair value measurements when it periodically evaluates the recoverability of goodwill and other intangible assets, and when preparing annual fair value disclosures regarding the company’s long-term debt portfolio.
12. InBev Transaction
     On July 13, 2008, InBev N.V./S.A. and Anheuser-Busch announced an agreement to combine the two companies, forming the world’s leading global brewer. Anheuser-Busch shareholders will receive $70 per share in cash, for an aggregate equity value of $52 billion. The combined company will be called Anheuser-Busch InBev. Both companies’ Boards of Directors have unanimously approved the transaction, which is also subject to shareholder and regulatory approvals. InBev shareholders approved the transaction in a vote on September 29, 2008 and Anheuser-Busch shareholders will meet November 12, 2008 to consider the transaction. The combination is expected to be complete by the end of 2008.
13. Corporate Charges
     The $166.2 million corporate charges line-item in the income statement consists of $120 million for primarily investment banking, legal and accounting services associated with the InBev transaction and related matters, and $46.2 million in pension, retiree medical and severance costs associated with the enhanced retirement program previously announced by the company. Cash payments associated with the investment banking, legal and accounting services totaled $25.3 million in the third quarter with the remaining $95 million expected to be paid primarily in the fourth quarter.
     In September 2008, in connection with its plans to reduce costs and improve efficiency, Anheuser-Busch announced the enhanced retirement program being offered to certain salaried employees. The program provides enhanced pension and retiree medical benefits to salaried employees who are at least 55 years old as of December 31, 2008. The company estimates that its salaried workforce will be reduced by 10% to 15% as a result of this program and attrition. Total pretax expense associated with this program is estimated in the range of $400 million to $525 million for enhanced retirement and severance costs, with associated cash expenditures of approximately $100 million to $140 million. The $46.2 million noncash pretax charge in the third quarter is the first expense recognized under this program. The remaining expense is expected to be recognized in the fourth quarter.

Management’s Discussion and Analysis of Operations and Financial Condition
     This discussion summarizes the significant factors affecting the consolidated operating results, financial condition and liquidity and cash flows of Anheuser-Busch Companies, Inc. for the third quarter and nine months ended September 30, 2008, compared to the third quarter and nine months ended September 30, 2007, and the year ended December 31, 2007. This discussion should be read in conjunction with the consolidated financial statements and notes included in the company’s annual report to shareholders for the year ended December 31, 2007.
     This Form 10-Q contains forward-looking statements regarding the company’s expectations concerning its future operations, earnings and prospects. On the date the forward-looking statements are made, the statements represent the company’s expectations, but the company’s expectations concerning its future operations, earnings and prospects may change. The company’s expectations involve risks and uncertainties (both favorable and unfavorable) and are based on many assumptions that the company believes to be reasonable, but such assumptions may ultimately prove to be inaccurate or incomplete, in whole or in part. Accordingly, there can be no assurances that the company’s expectations and the forward-looking statements will be correct. Please refer to the company’s most recent SEC Form 10-K for a description of risk factors that could cause actual results to differ (favorably or unfavorably) from the expectations stated in this discussion. Anheuser-Busch disclaims any obligation to update any of these forward-looking statements.
Results of Operations
     Anheuser-Busch reported that third quarter 2008 net sales increased 6.5% and diluted earnings per share decreased 5.3%. For the nine months of 2008, net sales increased 5.7% and diluted earnings per share improved 2.4%. The company had an outstanding summer selling season, with record sales in the third quarter. Driven by the national introduction of Bud Light Lime, U.S. beer shipments-to-wholesalers increased 2.3% while sales-to-retailers were up 3.6%, on a selling day adjusted basis. The Bud Light brand and super premium Michelob Ultra family also made important contributions to growth, as did recent new products like Chelada and Land Shark. According to IRI supermarket data, Anheuser-Busch gained 0.9 share points at the consumer level during the third quarter. Commodity cost pressures continued in the third quarter but were mitigated by cost savings initiatives and U.S. beer gross margins expanded in the quarter. Operating results for both the third quarter and nine months include the impact of normalization items that make direct comparisons among periods difficult. In the third quarter of 2008, the company sold the U.S. distribution rights to Grolsch and recognized a pretax gain of $15.3 million. Additionally, the company recognized a combined $166.2 million in pretax corporate charges for outside professional services related to the InBev transaction and for costs associated with the previously announced enhanced retirement program. In the third quarter of 2007, the company sold certain beer distribution rights in southern California which resulted in a $26.5 million pretax gain and also incurred a $16 million reduction in equity income for its pro rata share of a Grupo Modelo charge to restructure Modelo’s domestic distribution system and C-store closings. Results for the nine months of 2007 include the $16 million pretax gain on the sale of the company’s remaining interest in its Spanish theme park investment. The gains from the sales of distribution rights are shown in a separate line item in the income statement and are included in U.S. beer operations for business segments reporting. The combined outside professional services and enhanced retirement program expenses are also shown separately as corporate charges in the income statement, and are classified in corporate for segments reporting. The Spanish theme park gain is classified in the corporate segment and is included in other income/(expense) in the income statement. Excluding the impact of these items, which the company believes allows a better comparison of underlying results, diluted earnings per share increased 10.5% for the third quarter and 8.9% for the nine months (see tables on page 18).
     Beer Sales Results
     Following is a summary and discussion of the company’s beer volume and sales results for the third quarter and nine months of 2008 versus comparable 2007 periods.

Reported Beer Volume (millions of barrels) for Periods Ended September 30
	Third Quarter			Nine Months
		Versus 2007			Versus 2007
	2008	Barrels	%	2008	Barrels	%
U.S.	28.6	Up 0.65	Up 2.3%	82.0	Up 0.85	Up 1.1%
International	7.6	Up 0.45	Up 6.0%	19.2	Up 0.85	Up 4.8%

Worldwide A-B Brands	36.2	Up 1.1	Up 3.0%	101.2	Up 1.7	Up 1.8%
Equity Partner Brands	10.3	Up 0.3	Up 3.7%	26.8	Up 1.2	Up 4.6%

Total Brands	46.5	Up 1.4	Up 3.2%	128.0	Up 2.9	Up 2.3%

     U.S. beer shipments-to-wholesalers increased 2.3% for the third quarter while sales-to-retailers for the quarter (selling day adjusted) increased 3.6%. Import brands contributed 20 basis points of growth to beer shipments. For the nine months of 2008, shipments-to-wholesalers increased 1.1% and sales-to-retailers (selling day adjusted) increased 1.3%, with import brands contributing 30 basis points of growth to each. Wholesaler inventories for Anheuser-Busch produced brands at the end of the third quarter were one day lower compared with inventories at the end of the third quarter 2007. The company’s estimated U.S. beer market share for the nine months of 2008 was 49.2% compared to prior year market share of 49.0%. Market share is based on estimated U.S. beer industry shipment volume using information provided by the Beer Institute and the U.S. Department of Commerce.

     International volume, consisting of Anheuser-Busch brands produced overseas by company-owned breweries and under license and contract brewing agreements, plus exports from the company’s U.S. breweries, increased 6% for the third quarter and 4.8% for the nine months of 2008. These increases are primarily due to increased volume in China, Canada, Mexico and Argentina, partially offset by lower volume in the United Kingdom and Ireland. Worldwide Anheuser-Busch brands volume, comprised of domestic volume and international volume, increased 3% for the third quarter and 1.8% for the nine months of 2008 to 36.2 million and 101.2 million barrels, respectively. Total brands volume, which combines worldwide Anheuser-Busch brand volume with equity partner volume (representing the company’s share of its equity partners’ volume on a one-month lag basis) was 46.5 million barrels in the third quarter 2008, up 1.4 million barrels, or 3.2%. Total brands volume was up 2.3%, to 128.0 million barrels for the nine months of 2008. Equity partner brands volume grew 3.7% and 4.6%, respectively, for the third quarter and nine months of 2008 due to Modelo and Tsingtao volume growth.
2008 Financial Results
     Following is a summary and discussion of key operating results for the third quarter and nine months of 2008 versus comparable 2007 periods.

	Third Quarter		2008 vs. 2007
$ in millions, except per share	2008	2007	$	%
Gross Sales	$5,549	$5,237	Up $312	Up 5.9%
Net Sales	$4,917	$4,618	Up $299	Up 6.5%
Income Before Income Taxes	$829	$872	Down $43	Down 4.8%
Equity Income	$174	$185	Down $11	Down 5.9%
Net Income	$666	$707	Down $41	Down 5.7%
Diluted Earnings per Share	$.90	$.95	Down $.05	Down 5.3%

	Nine Months		2008 vs. 2007
$ in millions, except per share	2008	2007	$	%
Gross Sales	$15,539	$14,769	Up $770	Up 5.2%
Net Sales	$13,737	$12,992	Up $745	Up 5.7%
Income Before Income Taxes	$2,281	$2,265	Up $16	Up 0.7%
Equity Income	$467	$539	Down $72	Down 13.4%
Net Income	$1,866	$1,901	Down $35	Down 1.8%
Diluted Earnings per Share	$2.55	$2.49	Up $.06	Up 2.4%
     Anheuser-Busch reported gross sales of $5.5 billion during the third quarter 2008, an increase of $312 million, or 5.9%. Gross sales increased 5.2%, or $770 million, to $15.5 billion for the nine months.

Net sales were $4.9 billion and $13.7 billion, increases of $299 million and $745 million, respectively, or 6.5% for the quarter and 5.7% year-to-date. The differences between gross and net sales in 2008 are due to beer excise taxes of $632 million and $1.8 billion, respectively. The sales increases were driven by higher sales for all operating segments, with the exception of a third quarter decline in packaging segment sales. For the third quarter and nine months, respectively, U.S. beer segment net sales increased 6.6%, or $214 million, and 5%, or $472 million on higher volume, increased revenue per barrel and favorable brand mix; international beer net sales increased $59 million and $156 million primarily due to increased volume, higher pricing and favorable brand mix; packaging operations net sales decreased $11 million for the third quarter on lower aluminum can manufacturing revenues, and increased $5 million for the nine months on higher recycling sales; and entertainment segment sales increased $20 million and $72 million due to increased attendance and higher ticket pricing.
     U.S. beer revenue per barrel was up 3.7% in the third quarter 2008 and grew 3.1% compared with the nine months of 2007, due to price increases and favorable brand mix, especially in the third quarter. Revenue per barrel increases accounted for $136 million and $325 million, respectively, of the increases in U.S. beer net sales in the third quarter and nine months, higher beer volume contributed $70 million and $95 million, respectively, and nonbeer revenues added $8 million and $52 million, respectively. Revenue per barrel is calculated as net sales generated by the company’s U.S. beer operations on barrels of beer sold, determined on a U.S. GAAP basis, divided by the total volume of beer shipped to U.S. wholesalers. The U.S. beer pricing environment remained favorable throughout the key summer selling season. The company implemented price increases on approximately 85% of its U.S. volume in September and October 2008, with the pricing initiatives tailored to selected markets, brands and packages. The company is projecting revenue per barrel growth, including mix, of 4% for the full year 2008.
     The cost of sales for the third quarter 2008 was $3 billion, an increase of $147 million, or 5.1%, and was up $442 million, or 5.4%, to $8.6 billion for the nine months. The increases in cost of sales are primarily attributable to the costs associated with increased costs for brewing and packaging materials; higher operating costs for international beer and entertainment; costs associated with incremental U.S. and international beer volume; and increased distribution and other energy costs. Consolidated gross profit as a percentage of net sales was 38.7% for the third quarter and 37.1% year-to-date, up 80 basis points and 20 basis points, respectively.
     Marketing, distribution and administrative expenses were $811 million for the third quarter and $2.3 billion year-to-date, representing a $34 million increase for the quarter and a $111 million increase year-to-date. The changes versus prior year periods are due to higher advertising expenses in China; increased marketing costs for entertainment operations; higher U.S. beer marketing costs year-to-date; higher delivery costs for company-owned beer wholesalerships, including an incremental location versus last year; and increased general and administrative expenses.
     Operating income was $940 million, a decrease of $59 million, or 5.9% for the third quarter 2008. For the nine months of 2008, operating income was $2.6 billion, an increase of $15 million, or 0.6%. Operating margins declined 250 basis points for the third quarter and 90 basis points for the nine months, to 19.1% and 19.2%, respectively. Excluding the gains on the sales of distribution rights and the corporate charges, operating margins increased 120 and 40 basis points, respectively, as shown below.

	Third Quarter			Nine Months
	2008	2007	Change	2008	2007	Change
Reported Operating Margin	19.1%	21.6%	(250) bps	19.2%	20.1%	(90) bps
Gain on Sale of Rights	(0.3)%	(0.6)%	30 bps	(0.1)%	(0.2)%	10 bps
Corporate Charges	3.4%	—	340 bps	1.2%	—	120 bps

Normalized Operating Margin	22.2%	21.0%	120 bps	20.3%	19.9%	40 bps

     Interest expense less interest income was $115 million for the third quarter and $363 million for the nine months of 2008, a decrease of $4 million in the quarter and an increase of $7 million year-to-date. The increase is due to higher average outstanding debt balances partially offset by lower average interest rates. The third quarter decline is due to lower debt balances and lower interest rates. Interest capitalized of $4 million in the third quarter and $13 million for the nine months was down $1 million and up $400,000, respectively, due to the timing of capital spending and project in-service dates.
     Other income/(expense), net reflects the impact of numerous items not directly related to the company’s operations. For the third quarter of 2008, the company had other income of $1 million versus other expense of $13 million in 2007. Year-to-date the company recognized expense of $1 million in 2008 and $9 million in 2007. Other income/(expense) for the nine months of 2007 includes the $16 million gain from the sale of the company’s remaining interest in its Spanish theme park investment.
     Income before income taxes for the third quarter 2008 was $829 million, a decrease of $43 million, or 5% due to the corporate charges for the InBev transaction and enhanced retirement program and lower entertainment results offsetting improved results for U.S. beer, international beer and packaging. Year-to-date, pretax income was $2.3 billion, an increase of $16 million or 1%, on higher earnings from U.S. beer, international beer and packaging, partially offset by the corporate charges. Year-to-date, entertainment operations were level with the prior year.
     U.S. beer pretax profits, including the gains on the sales of distribution rights, improved 10.5% or $85 million in the third quarter and were up 5.1%, or $120 million for the nine months due primarily to higher beer sales volume and increased pricing partially offset by increased beer production costs and higher distribution expenses in both periods, and higher marketing expenses year-to-date. Excluding the gains on the sales of distribution rights to better illustrate underlying results, U.S. beer pretax profits increased 12.3% and 5.6% for the third quarter and nine months of 2008, respectively, as shown below.

	Third Quarter	Nine Months
2008
Reported U.S. Beer Pretax Income	$897.0	$2,481.7
Gain on Sale of Distribution Rights	(15.3)	(15.3)

U.S. Beer Pretax Excluding Gain	$881.7	$2,466.4

2007
Reported U.S. Beer Pretax Income	$811.8	$2,361.5
Gain on Sale of Distribution Rights	(26.5)	(26.5)

U.S. Beer Pretax Excluding Gain	$785.3	$2,335.0

Percentage Change — 2008 vs. 2007
Reported	10.5%	5.1%

Excluding Gain	12.3%	5.6%

     International beer pretax income increased $12 million in the third quarter and $48 million year-to-date on profit growth in China, Canada and the United Kingdom, partially offset by increased marketing expenses. Packaging segment pretax profits were up $17 million and $7 million, respectively, primarily due to higher recycling profits from hedging gains. Entertainment segment pretax profits declined $5 million and were essentially level, respectively, due primarily to increased attendance and increased ticket pricing, being partially offset by higher park operating costs and increased marketing expenses in the quarter and fully offset year-to-date.
     Equity income of $174 million for the third quarter and $467 million year-to-date decreased $11 million, or 5.9%, and $72 million, or 13.4%, respectively, reflecting higher materials and operating costs at Grupo Modelo partially offset by volume growth in both periods and higher pricing year-to-date. Tsingtao equity income year-to-date includes a $7 million charge for higher income tax rates mandated by the government retroactively for 2007. Equity income in 2007 includes the $16 million Modelo restructuring charge in the third quarter and year-to-date, and a benefit of $29 million for the nine months due to the return of advertising funds that were part of Modelo’s prior beer import contracts.
     Net income of $666 million in the third quarter of 2008 represented a decrease of $41 million, or 5.7%. Net income declined 1.8%, to $1.9 billion for the nine months of 2008. Diluted earnings per share were $.90 and $2.55, respectively, for the third quarter and nine months of 2008, representing a decrease of 5.3% for the quarter and an increase of 2.4% year-to-date. Diluted earnings per share for 2008 benefited from the repurchase of 14.1 million shares in the nine months under the company’s share repurchase program. The effective income tax rate was 40.7% for the third quarter 2008 and 38.7% for the nine months, representing an increase of 50 basis points in the third quarter and a decrease of 120 basis points, respectively. The quarterly increase in the effective tax rate is due to limited deductibility of certain elements of the corporate charges. The decrease for the nine months is primarily due to lower taxes on foreign earnings and tax benefits related to the exercise of employee incentive stock options.
     The company believes that excluding the impact of the normalization items previously discussed provides more meaningful direct comparisons of financial results between periods. As shown in the following table, excluding these items, pretax income, net income and diluted earnings per share for the third quarter increased 16%, 10.7% and 10.5%, respectively, while equity income declined 13.4%. For the nine months, normalized income before income taxes, net income and diluted earnings per share increased 9.4%, 4.8% and 8.9%, respectively, and equity income decreased 15.9%.

	Income	Provision
	Before	for			Diluted
	Income	Income	Equity	Net	Earnings	Effective
($ in millions, except per share)	Taxes	Taxes	Income	Income	Per Share	Tax Rate
Third Quarter
2008
Reported	$829.3	$(337.4)	$174.2	$666.1	$.90	40.7%
Gain on Sale of Distribution Rights	(15.3)	5.8	—	(9.5)	(.013)
Corporate Charges	166.2	(40.6)	—	125.6	.169

Excluding Normalization Items	$980.2	$(372.2)	$174.2	$782.2	$1.05	38.0%

2007
Reported	$871.5	$(350.0)	$185.2	$706.7	$.95	40.2%

Gain on Sale of Distribution Rights	(26.5)	10.2	—	(16.3)	(.02)
Modelo Restructuring	—	—	16.0	16.0	.02

Excluding Normalization Items	$845.0	$(339.8)	$201.2	$706.4	$.95	40.2%

Percentage Change — 2008 vs. 2007
Reported	(4.8)%		(5.9)%	(5.7)%	(5.3)%	50	pts

Excluding Normalization Items	16.0%		(13.4)%	10.7%	10.5%	(220	) pts

Nine Months
2008
Reported	$2,280.5	$(881.5)	$467.2	$1,866.2	$2.55	38.7%
Gain on Sale of Distribution Rights	(15.3)	5.8	—	(9.5)	(.013)
Corporate Charges	166.2	(40.6)	—	125.6	.171

Excluding Normalization Items	$2,431.4	$(916.3)	$467.2	$1,982.3	$2.70	37.7%

2007
Reported	$2,264.6	($902.7)	$539.3	$1,901.2	$2.49	39.9%

Gain on Sale of Spanish Theme Park	(16.0)	6.1	—	(9.9)	(.01)
Gain on Sale of Distribution Rights	(26.5)	10.2	—	(16.3)	(.02)
Modelo Restructuring	—	—	16.0	16.0	.02

Excluding Normalization Items	$2,222.1	$(886.4)	$555.3	$1,891.0	$2.48	39.9%

Percentage Change — 2008 vs. 2007
Reported	0.7%		(13.4)%	(1.8)%	2.4%	(120	) pts

Excluding Normalization Items	9.4%		(15.9)%	4.8%	8.9%	(220	) pts

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
     Cash at September 30, 2008 was $314 million, an increase of $31 million from the December 31, 2007 balance. The company generated operating cash flow before the change in working capital of $2.7 billion for the nine months of 2008, an increase of $187 million due primarily to increased earnings (after normalization for corporate charges), higher Modelo dividends and tax benefits on the exercise of employee stock options, partially offset by a higher discretionary defined benefit pension contribution in 2008. The company made a discretionary contribution of $165 million in 2008 versus a contribution of $85 million in 2007. Discretionary contributions are in addition to required minimum funding. See the consolidated statement of cash flows for additional information on the company’s sources and uses of cash.
     The company’s debt balance decreased $1.5 billion in the nine months of 2008 compared to an increase of $691 million in 2007. The changes in debt for the respective periods are summarized below (in millions).

		Interest Rate
Description	Amount	(Fixed Unless Noted)

Nine Months of 2008
Increases:
Industrial revenue bonds	$3.9	Various
Other, net	3.5	Various

Total increases	7.4

Decreases:
Commercial paper	(1,038.2)	2.65% wtd. avg., floating
U.S. dollar notes	(352.4)	$150.0 at 5.75%; $100.0 at 5.65%; $100.0 at 5.375%; $2.4 at 5.35%
Capital lease obligation	(68.3)	6.0%
Other, net	(0.2)	Various

Total decreases	(1,459.1)

Net decrease in debt	$(1,451.7)

		Interest Rate
Description	Amount	(Fixed Unless Noted)

Nine Months of 2007
Increases:
U.S. debentures	$500.0	6.45%
U.S. dollar notes	317.3	$300.0 at 5.6% and $17.3 at 5.54%
Commercial paper	74.7	5.34%
Industrial revenue bonds	14.6	Various
Other, net	42.0	Various

Total increases	948.6

Decreases:
U.S. dollar debentures	(250.0)	7.125%
Other, net	(7.9)	Various

Total decreases	(257.9)

Net increase in debt	$690.7

     The company had no commercial paper obligations outstanding at September 30, 2008. Commercial paper is generally classified as long-term, since it is maintained on a long-term basis with on-going support provided by the company’s $2 billion revolving credit agreement. The interest rate for commercial paper at September 30, 2007 was 5.04%.
     Capital expenditures during the third quarter 2008 were $215 million, compared with $219 million for the third quarter 2007. Capital expenditures totaled $572 million and $565 million, respectively, for the nine months of 2008 and 2007. Full year 2008 capital expenditures are expected to be approximately $875 million.
     At its October 2008 meeting, the Board of Directors declared a regular quarterly dividend of $.37 on outstanding shares of the company’s common stock, payable December 9, 2008, to shareholders of record on November 10, 2008. The company continues to expect the acquisition of Anheuser-Busch by InBev N.V./S.A. to close before the end of the year. If the dividend payment date occurs after the closing, shareholders of record on November 10 will continue to be entitled to payment of the dividend.
     On October 7, 2008, the company and the International Brotherhood of Teamsters reached a tentative agreement on a five-year contract covering more than 5,000 full-time employees at the company’s 12 U.S. breweries. The tentative agreement includes all local, national and economic issues and the Brewery and Soft Drink Workers Conference, the Teamsters National Bargaining Committee and all locals unanimously have recommended the agreement for ratification. A vote is expected in November. Terms of the agreement include wage increases in each year of the contract totaling 15% over the life of the agreement, health benefits for employees and their families, increased life insurance coverage and the renewal of the company’s contractual commitment to keep all 12 U.S.

breweries open for the life of the agreement. When ratified, the contract will be binding, and will remain in place once the company completes its planned merger with InBev. The current contract expires Feb. 29, 2009.
     Except as follows, there have been only normal and recurring changes in the company’s cash commitments since December 31, 2007. In addition to the costs for investment banking, legal and accounting services, the company anticipates having additional InBev transaction related activity in the fourth quarter. The company will recognize noncash expense of approximately $72 million for the accelerated vesting of stock compensation awards, make cash payments of approximately $40 million under an enhanced officer bonus program and make cash payments totaling approximately $108 million related to officer and director deferred compensation and retirement plans. The timing of the anticipated fourth quarter cash payments noted above assumes a change in control before December 31, 2008. If the change in control date is delayed, the timing of these payments will also be delayed. The company anticipates cash expenditures of approximately $100 million to $140 million associated with its previously announced enhanced retirement program. See Note 13 for additional information.
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
     The chief executive officer and chief financial officer evaluated the company’s disclosure controls and procedures as of the end of the quarter ended September 30, 2008 and have concluded that they are effective as of September 30, 2008 in providing reasonable assurance that such information is identified and communicated on a timely basis. Additionally, there were no changes in the company’s internal control over financial reporting during the quarter that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Novelis Litigation
     On September 19, 2006, one of the company’s cansheet suppliers, Novelis Corporation (“Novelis”), instituted a lawsuit seeking relief from continued performance of its obligations under its cansheet supply agreement with the company. The action was filed in federal court in the Northern District of Ohio. The company filed a motion for summary judgment which was granted on May 22, 2008, resulting in a dismissal of all of Novelis’ claims. Novelis appealed the dismissal to the 6th Circuit Court of Appeals. Novelis dismissed its appeal on August 21, 2008. The litigation is now concluded.
InBev-Related Suits
     As previously disclosed, a number of substantially similar putative shareholder class and derivative actions were filed against Anheuser-Busch and its directors in connection with the transaction with InBev N.V/S.A. All of the shareholder litigation regarding the pending merger with InBev has been settled, subject to approval of the Delaware Court of Chancery. A copy of the Notice in connection with the settlement, which provides details of the settlement terms and the hearing before the Delaware Court of Chancery, will be available on the company’s Internet website at www.anheuser-busch.com.
Modelo Arbitration
     On October 16, 2008, Grupo Modelo, S.A.B. de C.V., Diblo S.A. de C.V. and the Grupo Modelo Series A shareholders filed a notice of arbitration against Anheuser-Busch Cos. Inc., Anheuser-Busch International Inc. and Anheuser-Busch International Holdings Inc. The notice of arbitration claims the transaction between Anheuser-Busch Cos. Inc. and InBev S.A./N.V. violates provisions of the 1993 investment agreement between Anheuser-Busch International Holdings Inc., Modelo and other parties. It seeks preclosing and post-closing remedies, including an order prohibiting Anheuser-Busch from exercising certain governance rights under the investment agreement, from impairing the right of first refusal of the Series A shareholders under the investment agreement and from any other alleged breach resulting from closing the transaction with InBev or otherwise, as well as monetary damages. After review of the arbitration notice, Anheuser-Busch International Holdings continues to believe these claims are entirely without merit and it will vigorously contest such claims. Anheuser-Busch expects the arbitration will have no impact on the completion of the transaction with InBev, which is expected to close by the end of 2008, subject to regulatory and shareholder approvals and other customary closing conditions.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     Following are the company’s monthly common stock purchases during the third quarter 2008 (in millions, except per share). All shares are repurchased under Board of Directors authorization. In December 2006, the Board authorized a new program to repurchase 100 million shares. There is no prescribed termination date for this program. The numbers of shares shown include shares delivered to the company to exercise stock options.

	Shares	Avg. Price

Repurchases Remaining Authorized Under Disclosed Programs at March 31, 2008	47.4

Share Repurchases
July	(0.4)	$62.18

August	—
September	—

Total Third Quarter Repurchases	(0.4)

Repurchases Remaining Authorized Under Disclosed Programs at September 30, 2008	47.0

Item 6. Exhibits

Exhibit	Description

12	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or 15d-14(a) under the Exchange Act

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or 15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANHEUSER-BUSCH COMPANIES, INC. (Registrant)
/s/ W. Randolph Baker
W. Randolph Baker
Vice President and Chief Financial Officer (Chief Financial Officer) November 6, 2008

/s/ John F. Kelly
John F. Kelly
Vice President and Controller (Chief Accounting Officer) November 6, 2008